Form 10-Q
period 2003-06-30
NEWKIRK MASTER LP
filed 2003-08-15
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-50268

                     The Newkirk Master Limited Partnership
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 11-3636084
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,319,391 Limited Partnership
                     Units Outstanding as of June 30, 2003.


                                    1 of 34

                               Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION...............................................   3

    Item 1.  Financial Statements

             Unaudited Consolidated Balance Sheet at June 30, 2003 and
             Audited Consolidated Balance Sheet at December 31, 2002 .......   3

             Unaudited Consolidated Statements of Operations for the Three
             Months and Six Months Ended June 30, 2003 and June 30, 2002....   4

             Unaudited Consolidated Statement of Partners' Equity for the
             Six Months Ended June 30, 2003.................................   5

             Unaudited Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2003 and June 30, 2002...................   6

             Notes to Unaudited Consolidated Financial Statements...........   8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of  Operations.....................................  15

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....  28

    Item 4.  Controls and Procedures........................................  29

Part II. OTHER INFORMATION..................................................  30

    Item 1.  Legal Proceedings..............................................  30

    Item 6.  Exhibits and Reports on Form 8-K...............................  31

    Signatures..............................................................  32

    Exhibit Index...........................................................  33


                                    2 of 34

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                        June 30,        December 31,
                                                                                          2003              2002
                                                                                      -----------       -----------
                                                                                      (Unaudited)
ASSETS

Real estate investments:
      Land                                                                            $    42,379       $    37,904
      Land estates                                                                         47,783            54,524
      Buildings and improvements                                                        1,653,904         1,624,140
                                                                                      -----------       -----------

         Total real estate investments                                                  1,744,066         1,716,568

      Less accumulated depreciation and amortization                                     (539,425)         (512,678)
                                                                                      -----------       -----------

         Real estate investments, net                                                   1,204,641         1,203,890

Real estate held for sale, net of accumulated depreciation of $761 and $61,027              1,060           105,331

Cash and cash equivalents, of which $8,720 and $8,109 is restricted                        38,202            33,452
Receivables and deferred rental income                                                     90,150            77,855
Equity investments in limited partnerships                                                  9,342                --
Deferred costs, net of accumulated amortization of $30,219 and $26,656                     21,805            24,418
Other assets                                                                               28,689            29,387
Other assets of discontinued operations                                                        45             2,290
                                                                                      -----------       -----------

         Total Assets                                                                 $ 1,393,934       $ 1,476,623
                                                                                      ===========       ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable                                           $   671,810       $   717,968
Note payable                                                                              201,155           221,650
Contract right mortgage notes and accrued interest payable                                424,543           425,441
Accounts payable and accrued expenses                                                       9,900            10,467
Liabilities of discontinued operations                                                        711           105,500
                                                                                      -----------       -----------

         Total Liabilities                                                              1,308,119         1,481,026

Contingencies

Minority interests                                                                        (26,152)          (29,096)
Partners' equity (6,319,391 and 6,116,578 limited partnership units outstanding)          111,967            24,693
                                                                                      -----------       -----------

         Total Liabilities, Minority Interests and Partners' Equity                   $ 1,393,934       $ 1,476,623
                                                                                      ===========       ===========

                See notes to consolidated financial statements.


                                    3 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                         For the Three Months Ended      For the Six Months Ended
                                                                                  June 30,                       June 30,
                                                                            2003            2002            2003            2002
                                                                        -----------     -----------     -----------     -----------
Revenue:
      Rental income                                                     $    69,350     $    68,471     $   139,285     $   138,717
      Interest income                                                           720             797           1,654           1,707
      Management fees                                                           134             221             307             398
                                                                        -----------     -----------     -----------     -----------

         Total revenue                                                       70,204          69,489         141,246         140,822
                                                                        -----------     -----------     -----------     -----------

Expenses:
      Interest                                                               25,665          31,565          48,033          62,751
      Depreciation                                                            7,728           7,602          14,963          15,202
      General and administrative                                              2,444             973           4,017           4,671
      Amortization                                                            1,014           1,085           2,028           2,044
      Ground rent                                                               791             792           1,616           1,584
      State income taxes                                                        270             230             477             335
                                                                        -----------     -----------     -----------     -----------

         Total expenses                                                      37,912          42,247          71,134          86,587
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest         32,292          27,242          70,112          54,235

      Equity in income from investments in limited partnerships                 749              --           1,677              --
      Minority interest                                                      (3,680)         (2,696)         (7,174)         (4,779)
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations                                            29,361          24,546          64,615          49,456
                                                                        -----------     -----------     -----------     -----------

Discontinued operations:
      Income from discontinued operations                                       297           4,352           6,894           8,256
      Gain from disposal of real estate                                       6,238              --          32,325              --
                                                                        -----------     -----------     -----------     -----------

         Net income from discontinued operations                              6,535           4,352          39,219           8,256
                                                                        -----------     -----------     -----------     -----------

Net income                                                              $    35,896     $    28,898     $   103,834     $    57,712
                                                                        ===========     ===========     ===========     ===========

Income from continuing operations per
      limited partnership unit                                          $      4.65     $      4.01     $     10.19     $      8.08
Income from discontinued operations per
      limited partnership unit                                                 1.03            0.71            6.19            1.35
                                                                        -----------     -----------     -----------     -----------

Net income per limited partnership unit                                 $      5.68     $      4.72     $     16.38     $      9.43
                                                                        ===========     ===========     ===========     ===========

Distributions per limited partnership unit                              $      3.02     $      0.50     $      3.77     $     30.81
                                                                        ===========     ===========     ===========     ===========

Weighted average limited partnership units                                6,319,391       6,122,019       6,339,134       6,122,028
                                                                        ===========     ===========     ===========     ===========

                See notes to consolidated financial statements.


                                    4 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                        (In thousands, except unit data)
                                   (Unaudited)

                                                  Limited
                                                Partnership           Partners'
                                                   Units                Equity
                                                ----------           ----------

Balance at December 31, 2002                     6,116,578           $   24,693

Equity contributions                               317,813               11,049

Distributions                                           --              (23,672)

Limited partner buyouts                           (115,000)              (3,937)

Net income                                              --              103,834
                                                ----------           ----------

Balance at June 30, 2003                         6,319,391           $  111,967
                                                ==========           ==========

                See notes to consolidated financial statements.


                                    5 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (In thousands)
                                   (Unaudited)

                                                                 For the Six Months Ended June 30,
                                                                       2003            2002
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $ 103,834       $  57,712
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of deferred costs and land estates                      5,328           4,726
   Depreciation expense                                                15,411          17,337
   Net gain from early extinguishment of debt                          (8,698)           (782)
   Gain from disposal of real estate                                  (32,325)             --
   Minority interest expense                                            7,174           4,779
   Equity in income from investments in limited partnerships           (1,677)             --

Changes in operating assets and liabilities:
   Receivables and deferred rental income                              (6,245)         (4,814)
   Other assets                                                         1,010           1,546
   Accounts payable and accrued expenses                               (2,147)        (14,101)
   Accrued interest-mortgages and contract rights                      (5,853)         (3,308)
                                                                    ---------       ---------

      Net cash provided by operating activities                        75,812          63,095
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from disposal of real estate or other assets              56,107              --
Land additions                                                         (2,494)           (640)
Cash related to formation of partnership                                   --          10,776
Cash related to previously unconsolidated limited partnerships            284              --
Investments in limited partnership interests                             (711)             --
                                                                    ---------       ---------

      Net cash provided by investing activities                        53,186          10,136
                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Satisfaction of mortgage notes payable                                (37,745)        (21,256)
Satisfaction of contract right mortgage notes payable                  (2,057)             --
Principal payments of mortgage notes payable                          (56,860)        (73,768)
Principal payments of note payable                                    (20,495)           (563)
Principal payments of contract right mortgage notes payable              (631)             --
Proceeds from new debt                                                 21,950         240,041
Mortgage prepayment penalities                                           (400)             --
Distributions to partners                                             (23,672)       (188,624)
Limited partner buyouts                                                (3,937)            (30)
Distributions to minority interests                                       (31)         (1,030)
Deferred costs                                                           (370)         (8,527)
                                                                    ---------       ---------

      Net cash used in financing activities                          (124,248)        (53,757)
                                                                    ---------       ---------

Net increase in cash and cash equivalents                               4,750          19,474

Cash and Cash Equivalents at Beginning of Period                       33,452              --
                                                                    ---------       ---------

Cash and Cash Equivalents at End of Period                          $  38,202       $  19,474
                                                                    =========       =========

Supplemental Disclosure of Cash Flow Information:

   Cash paid for state income taxes                                 $     733       $     337
                                                                    =========       =========
   Cash paid for interest                                           $  59,623       $  68,868
                                                                    =========       =========

                 See notes to consolidated financial statements.


                                    6 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                 (In thousands)
                                   (Unaudited)

Supplemental Information

In January 2003, balances related to the issuance of 317,813 Units in the Partnership for the various assets contributed to the Partnership were as follows:

      Real estate, net                                           $ 18,260
      Cash and cash equivalents                                        14
      Receivables                                                   3,228
      Deferred costs, net                                             944
      Equity investments in limited partnership                     7,665
      Mortgage notes payable                                      (26,374)
      Accrued interest                                               (985)
      Accounts payable and accrued expenses                           (34)
      Minority interest                                             8,331
                                                                 --------
      Partners' equity                                           $ 11,049
                                                                 ========

In connection with the disposal of real estate, the purchaser of a property assumed $94,818 of the Partnership's debt.

                 See notes to consolidated financial statements.


                                    7 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.    General

      The Newkirk Master Limited Partnership (the "Partnership"), commenced operations on January 1, 2002 following the completion of a transaction (the "Exchange") involving the merger into wholly-owned subsidiaries of the Partnership of 90 limited partnerships (the "Newkirk Partnerships"), each of which owned commercial properties (the "Newkirk properties"), and the acquisition by the Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships.

      The consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 30, 2003.

      The consolidated financial statements reflect, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

      In February 2003, the Partnership acquired from its limited partners 115,000 of its units of limited partnership interest at a purchase price of $35 per unit, less the per unit distribution payable by the Partnership to holders of record on and after the offering date.

2.    Mortgage Notes and Contract Right Mortgage Notes Payable

      In January 2003, the Partnership acquired a second mortgage loan that encumbered the Partnership's property in Morris Township, New Jersey. The outstanding mortgage principal and accrued interest was $28.1 million at December 31, 2002. It was acquired for $22.1 million, $9.3 million of which was paid in January 2003 and $12.8 million of which was payable on or before September 30, 2003. The deferred portion of the purchase price bore interest at a rate of 6.0% per annum. The Partnership acquired this mortgage in connection with an extension of the lease on the property and obtained new first mortgage financing in June 2003 to satisfy the balance of the purchase price.

      The new first mortgage has a principal balance of $21.0 million and bears interest at LIBOR plus 2.875% per annum (4.1% at June 30, 2003), and has an initial term of three years, which may be extended for two additional one-year periods. Interest payments are due monthly beginning August 1, 2003. Principal payments of $25,000 are due monthly beginning February 1, 2005. After payment of closing costs, $6.7


                                    8 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

2.    Mortgage Notes and Contract Right Mortgage Notes Payable (continued)

      million of proceeds were used to satisfy the existing first mortgage and the balance of the net proceeds was used to satisfy the deferred portion of the second mortgage purchase price. In connection with the loan, the Partnership purchased an interest rate cap on the loan so that the interest rate is capped at 8.175%.

      In connection with the Partnership's refinancings, real estate sales and repayments of mortgage debt during the six months ended June 30, 2003, the Partnership has recognized a net gain from early extinguishment of debt (net of mortgage prepayment penalties of $0.4 million) of $8.7 million, $6.8 million of which is included in interest expense and $1.9 million of which is included in discontinued operations.

3.    Related Party Transactions

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the general partner, performs asset management services for the Partnership and received a fee of $0.9 million for the six months ended June 30, 2003 and 2002.

      The Partnership provides certain asset management, investor and administrative services to the partnerships that are controlled by the Partnership and were not merged into the Partnership ("Other Partnerships"). The Partnership earned $0.3 million and $0.4 million of management fees for these services for the six months ended June 30, 2003 and 2002, respectively. The Partnership had receivables for management fees of $1.0 million due from Other Partnerships at June 30, 2003. In addition, the Partnership had a receivable of $0.6 million at June 30, 2003 for a non-interest bearing advance made to one of these partnerships.

      The Partnership had a loan receivable and accrued interest receivable of $0.2 million at December 31, 2002 due from Cenland Associates Limited Partnership, one of the Other Partnerships. In February 2003, the Partnership received the remaining balance due on this loan.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages with respect to 39 first mortgage loans encumbering 115 Partnership properties and four other properties controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $9.6 million at June 30, 2003 and earned interest income of $0.7 million for the six months ended June 30, 2003 and 2002 related to this ownership interest. Mortgage loans receivable and the property's mortgage loan payable are not eliminated in consolidation when the Partnership does not have a legal right of offset.

      Affiliates of the general partner own $17.3 million of $156.7 million of interests in a real estate mortgage investment conduit ("REMIC") that holds debt obligations secured by subordinate mortgages on properties owned by the Partnership and other partnerships, the general partners of which are affiliates of the general partner. The affiliates earned $1.2 million of interest income on their REMIC interests during the six months ended June 30, 2003 and 2002. Additionally, affiliates of the general partner own the


                                    9 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

3.    Related Party Transactions (continued)

      residual interests in the debt obligations in which the REMIC holds the current interests. The Partnership has a right to acquire these residual interests in January 2008 in exchange for units. The affiliates have the right to require the Partnership to purchase these residual interests in December 2007 in exchange for units. The acquisition and purchase will be completed at fair value at the time of any transaction.

      In December 2002, an affiliate of the general partner purchased a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $14.2 million at June 30, 2003. The mortgage note bears interest at the rate of 4.86% per annum. Included in interest expense is $0.3 million related to this second mortgage payable for the six months ended June 30, 2003.

      Mortgage notes and contract right mortgage notes and accrued interest payable includes $180.4 million due to related parties at June 30, 2003. Interest expense to related parties totaled $6.6 million and $6.1 million during the six months ended June 30, 2003 and 2002, respectively.

      As part of the Exchange, affiliates of the general partner of the Partnership received 4.7 million units for their contribution of certain assets to the Partnership. See the Partnership's Registration Statement on Form 10 for additional information.

      Also see the first two paragraphs of Note 5 to this Form 10-Q.

4.    Contingencies

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are six limited partners of five of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the Exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the Exchange values assigned to the Newkirk Partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of subordinate mortgage notes secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. Class action discovery and briefing is underway, and there has not yet been discovery on the merits.


                                    10 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

4.    Contingencies (continued)

      Legal (continued)

      On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. In order to avoid the expenses, distraction, and uncertainties of litigation, and without conceding their view that the allegations of the complaint are without merit, the defendants have executed an agreement in principal to settle the litigation for a payment by the defendants other than Eastgar of $137,500 to Eastgar for distribution to Eastgar's limited partners other than the Partnership or its affiliates, after payment from said amount of plaintiffs' attorneys' fees and expenses. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement is subject to the approval of the court after notice to the limited partners of Eastgar.

      Property Matters

      In January 2002, Kmart Corporation ("Kmart"), a tenant at twelve of the Partnership's properties, filed for protection under Chapter 11 of the United States Bankruptcy Code. Kmart had the right to either accept or reject the leases. Kmart elected to reject the leases, which caused an immediate termination of such leases. The Partnership re-leased nine of the properties to Furr's Restaurant Group ("Furr's") for 10-year lease terms, one of the properties to Lithia Motors for a 10-year lease term and another property for use as a Chinese food restaurant for a five-year lease term. The remaining property is vacant. The Partnership is pursuing a claim against Kmart in the Bankruptcy Court. In January 2003, Furr's filed for protection under Chapter 11 of the Bankruptcy Code and subsequently rejected the lease on three sites. The remaining sites continue to be leased to Furr's through 2012 and the Partnership is pursuing a claim against Furr's in the Bankruptcy Court for the three rejected sites. Furr's also has the right to reject the lease that now covers the remaining sites. The aggregate rent for the eight sites that are presently leased is significantly less than the amount that was scheduled to be received from Kmart during its renewal term which would have begun in February 2003. The Partnership is responsible for the payment of insurance, real estate taxes and mortgage debt on the vacant properties. The Partnership has purchased the land underlying all twelve properties for $0.25 million. The Partnership is attempting to either sell or re-let the four vacant properties.


                                    11 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

5.    Acquisitions

      On January 1, 2003, the Partnership acquired from an affiliate of the general partner limited partnership, interests in nine limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership valued at $22.7 million. In addition, the Partnership has an option to purchase additional limited partnership interests for approximately 21,000 partnership units subject to adjustment based upon the assets of the Partnerships at the time of exercise. The values of the net-leased real estate partnerships and the Partnership units were determined without arms-length negotiations. Independent appraisals were obtained on the value of the properties owned by the limited partnerships. The Partnership has accounted for the acquisition on a historical cost basis. Three of the limited partnerships have been consolidated into the Partnership's financial statements and six of the limited partnerships are being accounted for under the equity method of accounting.

      In January 2003, the Partnership acquired the land underlying the property owned by one of the net-leased partnerships referred to immediately above. The land was acquired from a company affiliated with the general partner for $1.0 million, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bears interest at the rate of 6.0% per annum, compounded annually, and is payable interest-only until maturity, at which time the full balance of the note is due. The purchase price for the land sale was determined without arms-length negotiations. An independent appraisal was obtained on the value of the land that was acquired.

      In April and June 2003, the Partnership acquired 30.6% and 46.1%, respectively, of the outstanding limited partnership interests in two Other Partnerships. The partnership interests were acquired for an aggregate cash purchase price of $711,250. The Partnership previously owned 1.5% and 3.8%, respectively, of the outstanding limited partnership interests in these two partnerships. The Partnership controls the general partners of each of these partnerships. The Partnership has consolidated these partnerships in accordance with the guidance provided by Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures."

      In May and June 2003, the Partnership purchased the remainder interest in the land underlying 25 properties for an aggregate purchase price of $1.2 million and, as a result, now owns a fee interest in the underlying land. The improvements on 23 of the properties are owned by the Partnership and the improvements on the two other properties are owned by one of the Other Partnerships in which the Partnership owns limited partnership interests and controls the general partner.


                                    12 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

6.    Discontinued Operations and Sales of Real Estate

      During the six months ended June 30, 2003, the Partnership sold nine properties for a combined net sales price of $150.9 million. The Partnership recognized a net gain on sale of these properties of $32.3 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified one property as real estate held for sale in the accompanying consolidated balance sheet and has classified the operations of the property and the sold properties as discontinued operations in the accompanying consolidated statement of operations.

      Discontinued operations for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                                    2003           2002
                                                  --------       --------

      Revenue                                     $  7,531       $ 16,817

      Expenses                                        (637)        (8,561)
      Gain from disposal of real estate             32,325             --
                                                  --------       --------

      Net income from discontinued
      operations                                  $ 39,219       $  8,256
                                                  ========       ========

      Other assets of discontinued operations at June 30, 2003 and December 31, 2002 are summarized as follows:

                                                     2003           2002
                                                    ------         ------

      Receivables                                   $   21         $2,164
      Other assets                                      24            126
                                                    ------         ------

                                                    $   45         $2,290
                                                    ======         ======

      Liabilities of discontinued operations at June 30, 2003 and December 31, 2002 are summarized as follows:

                                                        2003        2002
                                                      --------    --------

      Mortgage notes and accrued interest payable     $    280    $ 44,999

      Contract right mortgage notes and accrued
        interest payable                                   430      59,707

      Accounts payable and accrued expenses                  1         794
                                                      --------    --------

                                                      $    711    $105,500
                                                      ========    ========


                                    13 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

7.    Contract to Sell Property

      During June 2003, the Partnership entered into a contract with a potential purchaser for one of its properties. The sale is contingent upon the purchaser completing its due diligence and if consummated, is expected to occur in October 2003. This property has been classified as real estate held for sale in the accompanying consolidated balance sheet at June 30, 2003 and is included as part of discontinued operations in the accompanying consolidated statements of operations for June 30, 2003 and 2002.


                                    14 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements. Forward-looking statements include information relating to the Partnership's intent, belief or current expectations.

      We identify forward-looking statements in this Form 10-Q by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases (or the negative thereof).

      The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in our Registration Statement on Form 10 filed on April 30, 2003 under "Forward-Looking Statements."

      Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we cannot assure you that such expectations will be attained or that any deviations will not be material. We disclaim any obligation or undertaking to disseminate to you any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any statement is based.

      Liquidity and Capital Resources

      At June 30, 2003 the Partnership owned an interest in 230 Newkirk properties, almost all of which are leased to one or more tenants pursuant to net leases with original lease terms, subject to extensions, ranging between approximately twenty and twenty-five years. Approximately 90% of the original lease terms expire between 2005 and 2009. The Partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of the Partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for the Partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, the Partnership, or an affiliate of the general partner, controls the general partner of the real estate limited partnerships in which the Partnership owns limited partnership interests, and the Partnership has an option to acquire in 2008 second mortgage debt secured by a substantial number of the Partnership's properties as well as the properties owned by eight other partnerships.


                                    15 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Liquidity and Capital Resources (continued)

      The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

      The level of liquidity based on cash and cash equivalents experienced a $4,750,000 increase at June 30, 2003 as compared to December 31, 2002. The increase was due to net cash provided by operating activities of $75,812,000 and net cash provided by investing activities of $53,186,000, which were substantially offset by net cash used in financing activities of $124,248,000. Cash provided by investing activities included $284,000 of cash related to previously unconsolidated limited partnerships and $56,107,000 of net proceeds from disposal of real estate, which were partially offset by land acquisitions of $2,494,000 and investments in limited partnership interests of $711,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $39,802,000, principal payments on mortgage, contract right and notes payable of $77,986,000 and partner distributions of $23,672,000, which were partially offset by loan proceeds of $21,950,000. At June 30, 2003, the Partnership had $38,202,000, of which
      $8,720,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Other Matters

      On January 1, 2003, the Partnership acquired limited partnership interests from an affiliate of the general partner in nine limited partnerships that own net leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership. In addition, the Partnership has an option to purchase additional limited partnership interests for approximately 21,000 partnership units subject to adjustment based upon the assets of the partnerships at the time of exercise. The values of the net leased real estate partnerships and the Partnership units were determined without arms length negotiations. Independent appraisals were obtained to determine the value of the properties owned by the limited partnerships.

      In January 2003, the Partnership acquired the land underlying the property owned by one of the net leased partnerships referred to immediately above. The land was acquired from a company affiliated with the general partner for $1,000,000, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bears interest at the rate of 6% per annum, compounded annually, and is payable interest-only until maturity, at which time the full balance of the note is due. The purchase price for the land sale was determined without arms-length negotiations. An independent appraisal was obtained on the value of the land that was acquired.


                                    16 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Liquidity and Capital Resources (continued)

      Other Matters (continued)

      In January 2003, the Partnership acquired a second mortgage loan that encumbered the Partnership's property in Morris Township, New Jersey. The outstanding mortgage principal and accrued interest was $28.1 million at December 31, 2002. It was acquired for $22.1 million, $9.3 million of which was paid in January 2003 and $12.8 million of which was payable on or before September 30, 2003. The deferred portion of the purchase price bore interest at a rate of 6.0% per annum. The Partnership acquired this mortgage in connection with an extension of the lease on the property and obtained new first mortgage financing in June 2003 to satisfy the balance of the purchase price.

      The new first mortgage has a principal balance of $21.0 million and bears interest at LIBOR plus 2.875% per annum (4.1% at June 30, 2003), and has an initial term of three years, which may be extended for two additional one-year periods. Interest payments are due monthly beginning August 1, 2003. Principal payments of $25,000 are due monthly beginning February 1, 2005. After payment of closing costs, $6.7 million of proceeds were used to satisfy the existing first mortgage and the balance of the net proceeds was used to satisfy the deferred portion of the second mortgage purchase price. In connection with the loan, the Partnership purchased an interest rate cap on the loan so that the interest rate is capped at 8.175%.

      In February 2003, the Partnership acquired from its limited partners 115,000 of its units of limited partnership interest at a purchase price of $35 per unit, less the per unit distribution payable by the Partnership to holders of record on and after the offering date.

      In February 2003, the Partnership received a notice from Albertson's, Inc., the tenant at the Partnership's Sioux Falls, South Dakota property, exercising the economic discontinuance provisions of the lease. Under the terms of the notice, Albertson's has proposed to terminate the lease effective November 5, 2003 and has made a rejectable offer as required under the lease to purchase the property for $1,551,000. The Partnership has until October 2003 to accept or reject this offer.

      The Partnership has also received notice from Albertson's indicating that it intended to exercise its right to terminate the lease for the supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $630,797. The Partnership elected to reject the offer. As a result of the rejection, the Partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. The Partnership satisfied the first mortgage using its cash reserves. The Partnership has entered into a contract to sell the property, for a price in excess of the rejectable offer price. The sale, which is contingent upon the purchaser completing its due diligence, is expected to occur, if at all in October 2003.


                                    17 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Liquidity and Capital Resources (continued)

      Other Matters (continued)

      In February 2003, the Partnership received the remaining balance due on a secured note from Cenland Associates Limited Partnership that it acquired in the Exchange. The note had an outstanding balance of $1,434,000 at the time of the Exchange that had been reduced to $158,416 as of December 31, 2002.

      In April and June 2003 the Partnership acquired 30.6% and 46.1%, respectively, of the outstanding limited partnership interests in two partnerships that own commercial net-leased properties. The partnership interests were acquired for an aggregate cash purchase price of $711,250. The partnership previously owned 1.5% and 3.8%, respectively, of the outstanding limited partnership interests in these two partnerships. The Partnership controls the general partners of each of these partnerships.

      Results of Operations

                Comparison of the six months ended June 30, 2003
                     to the six months ended June 30, 2002.

      Income from Continuing Operations

      Income from continuing operations increased by $15,159,000 to $64,615,000 for the six months ended June 30, 2003 from $49,456,000 for the six months ended June 30, 2002. As more fully described below, this increase is attributable to an increase in total revenue of $424,000, a decrease in total expenses of $15,453,000, and an increase in equity in income from investments in limited partnerships of $1,677,000, which was partially offset by an increase in minority interest expense of $2,395,000.

      Rental Income

      Rental income increased by $568,000 or approximately 0.4% to $139,285,000 for the six months ended June 30, 2003 from $138,717,000 for the six months ended June 30, 2002. The increase was primarily due to five newly acquired consolidated partnerships which contributed approximately $4.4 million in rental income. This increase was offset by lower rental income received from properties previously leased by Kmart of $1.3 million and lower rental income on lease renewals or renegotiations of $2.5 million.

      Interest Income

      Interest income decreased by $53,000 or approximately 3% to $1,654,000 for the six months ended June 30, 2003 from $1,707,000 for the six months ended June 30, 2002. The decrease was due to principal payments received by the Partnership on loans receivable and overall lower interest rates on the invested cash balances.


                                    18 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (continued)

      Management Fees

      Management fees decreased by $91,000 or approximately 23% to $307,000 for the six months ended June 30, 2003 from $398,000 for the six months ended June 30, 2002. The decrease is attributable to fewer properties under management.

      Interest Expense

      Interest expense decreased by $14,718,000 or approximately 23% to $48,033,000 for the six months ended June 30, 2003 compared to $62,751,000 for the six months ended June 30, 2002. The decrease was primarily due to a $6,829,000 net gain from the extinguishment of debt attributable to the refinancing of debt and $7,427,000 of loan payoffs during the period and normal scheduled principal payments.

      Depreciation

      Depreciation expense decreased by $239,000 or approximately 2% to $14,963,000 for the six months ended June 30, 2003 compared to $15,202,000 for the six months ended June 30, 2002. The decrease is attributable to the completion of the useful lives of various partnership assets while no further additions to depreciable real estate were expended.

      General and Administrative

      General and administrative expenses decreased by $654,000 or approximately 14% to $4,017,000 for the six months ended June 30, 2003 compared to $4,671,000 for the six months ended June 30, 2002. The decrease was primarily the result of one-time organizational expenses relating to the formation of the Partnership in 2002.

      Amortization Expense

      Amortization expense decreased by $16,000 or approximately 1% to $2,028,000 for the six months ended June 30, 2003 compared to $2,044,000 for the six months ended June 30, 2002. The decrease is the result of savings due to the purchase of land estates during 2002 and 2003.

      Ground Rent

      Ground rent expense increased by $32,000 or approximately 2% to $1,616,000 for the six months ended June 30, 2003 compared to $1,584,000 for the six months ended June 30, 2002. The increase is the result of the five newly consolidated partnerships which incurred $53,000 of ground rent. This increase was partially offset by the acquisition of land previously leased resulting in no rent expense for the property in 2003.


                                    19 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (continued)

      State Income Taxes

      State income tax expense increased by $142,000 or approximately 42% to $477,000 for the six months ended June 30, 2003 compared to $335,000 for the six months ended June 30, 2002. The increase is the result of several states commencing partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships is the result of the January 2003 purchase of equity positions in six new partnerships.

      Minority Interest Expense

      Minority interest expense increased by $2,395,000 or approximately 50% to $7,174,000 for the six months ended June 30, 2003 compared to $4,779,000 for the six months ended June 30, 2002. The increase was the result of minority interests in the amount of $1,378,000 related to the five newly consolidated partnerships. The remaining increase of $1,017,000 related to increased profitability at the previous partially owned partnerships.

      Discontinued Operations

      During the six months ended June 30, 2003, the Partnership sold nine properties for a combined net sales price of $150.9 million. The Partnership recognized a net gain on disposal of these properties of $32.3 million. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

      Income from Continuing Operations

      Income from continuing operations increased by $4,815,000 to $29,361,000 for the three months ended June 30, 2003 from $24,546,000 for the three months ended June 30, 2002. As more fully described below, this increase is attributable to a decrease in total expenses of $4,335,000, an increase in total revenue of $715,000 and an increase in equity in income from investments in limited partnerships of $749,000, which was partially offset by an increase in minority interest of $984,000.


                                    20 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (continued)

      Rental Income

      Rental income increased by $879,000 or approximately 1% to $69,350,000 for the three months ended June 30, 2003 from $68,471,000 for the three months ended June 30, 2002. The increase was due to the five newly acquired consolidated partnerships which was partially offset by lower income from lease renewals and renegotiations.

      Interest Income

      Interest income decreased by $77,000 or approximately 10% to $720,000 for the three months ended June 30, 2003 from $797,000 for the three months ended June 30, 2002. The decrease was due to lower loan and advance receivables. Additionally, lower earnings on invested cash resulted from lower investment balances and lower rates.

      Management Fees

      Management fees decreased by $87,000 or approximately 39% to $134,000 for the three months ended June 30, 2003 from $221,000 for the three months ended June 30, 2002. The decrease is attributable to the sale of properties previously under management.

      Interest Expense

      Interest expense decreased by $5,900,000 or approximately 19% to $25,665,000 for the three months ended June 30, 2003 compared to $31,565,000 for the three months ended June 30, 2002. The decrease was a result of $857,000 of net gain from the extinguishment of debt as well as loan payoffs during the period and through scheduled principal payments.

      Depreciation

      Depreciation expense increased by $126,000 or approximately 2% to $7,728,000 for the three months ended June 30, 2003 compared to $7,602,000 for the three months ended June 30, 2002. The increase is attributed to depreciation expense on the newly acquired properties partially offset by the completion of the useful lives of various partnership assets while no further additions to depreciable real estate were expended.

      General and Administrative

      General and administrative expenses increased by $1,471,000 or approximately 151% to $2,444,000 for the three months ended June 30, 2003 compared to $973,000 for the three months ended June 30, 2002.


                                    21 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (continued)

      General and Administrative (continued)

      The increase is primarily the result of higher professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $71,000 or approximately 7% to $1,014,000 for the three months ended June 30, 2003 compared to $1,085,000 for the three months ended June 30, 2002. The decrease is the result of the purchase of land estates during 2002 and 2003.

      Ground Rent

      Ground rent expense decreased by $1,000 to $791,000 for the three months ended June 30, 2003 compared to $792,000 for the three months ended June 30, 2002. The decrease resulted from land purchases for which the Partnership was previously paying ground rent, partially offset by new ground lease obligations incurred in 2003.

      State Income Taxes

      State income tax expense increased by $40,000 or approximately 17% to $270,000 for the three months ended June 30, 2003 compared to $230,000 for the three months ended June 30, 2002. The increase is the result of several states commencing partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships is the result of the January 2003 purchase of equity positions in six partnerships.

      Minority Interest Expense

      Minority interest expense increased by $984,000 or approximately 36% to $3,680,000 for the three months ended June 30, 2003 compared to $2,696,000 for the three months ended June 30, 2002. The increase was the result of minority interests in the amount of $783,000 related to the five newly consolidated partnerships. The remaining increase of $201,000 related to increased profitability at the previous partially owned partnerships.

      Discontinued Operations

      During the three months ended June 30, 2003, the Partnership sold two properties for a combined net sales price of $19.7 million. The Partnership recognized a net gain on sale of these properties of $6,238,000. The sale and operation of these properties for all periods presented have been recorded as discontinued


                                    22 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (continued)

      Discontinued Operations (continued)

      operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      Critical Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Partnership does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      Impairment of long-lived assets. At June 30, 2003, the Partnership had $1,204,641,000 of real estate (net), accounting for approximately 86% of the Partnership's total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of the Partnership's buildings and improvements are dependent on the performance of the properties.

      The Partnership evaluates recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying value of a property might not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

      If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted.


                                    23 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Critical Accounting Policies (continued)

      Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management.

      Unanticipated events and circumstances may occur, and some assumptions may not materialize; therefore, actual results may vary from the estimates, and variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

      Useful lives of long-lived assets. Building and improvements and certain other long-lived assets are depreciated or amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the building and improvements. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments.

      Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles are not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The


                                    24 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Recently Issued Accounting Standards (continued)

      provisions of this statement generally are to be applied prospectively. As a result of this statement, the Partnership has classified the sale of properties as discontinued operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership adopted this statement in 2002 and has included $6.8 million and $0.3 million in early extinguishment of debt gains in interest expense for the six months ended June 30, 2003 and 2002, respectively.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Partnership's consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need


                                    25 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Recently Issued Accounting Standards (continued)

      to apply its provisions to any existing variable interests in variable interest entities in 2003. This interpretation had no impact on the Partnership's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." In particular, this statement (1) provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, (2) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting decisions with respect to stock-based employee compensation and (3) amends APB No. 28," Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. This statement had no effect on the Partnership's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.


                                    26 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Recently Issued Accounting Standards (continued)

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect this statement to have any effect on the Partnership's consolidated financial statements.


                                    27 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership has both fixed and variable rate debt, as well as two interest rate caps. All financial instruments were entered into for other than trading purposes. A change in interest rates on the fixed rate portion of the debt portfolio or the interest rate caps impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

      At December 31, 2002, the Partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $201.2 million at June 30, 2003, was obtained in January 2002 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at the Partnership's option, either (i) 5.5% plus the greater of 3.0% or the LIBOR rate (as defined) or (ii) 3.5% plus the greater of 5% or bank's prime rate. As a result, the minimum interest rate on the loan is 8.5%. The Partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.0%, 10.5% and 12.5% in years one, two and three, respectively.

      To date, the Partnership has elected to pay the loan based on the LIBOR rate. The following table shows the effect of a change in the LIBOR rate over the next two years based on an 8.5% minimum rate and a maximum based on the interest rate cap.

                                                                                    Change in LIBOR
                                                                                    (In thousands)
                                                       -----------------------------------------------------------------------
                                                        <1.9%                 2.9%                3.9% (1)            5.9% (2)

      Additional interest expense                         --              $ 2,000             $ 4,000             $ 8,000
                                                        ====              =======             =======             =======

(1) A 3.9% change in LIBOR brings the total interest rate to the 10.5% interest rate cap in year two.
(2) A 5.9% change in LIBOR brings the total interest rate t the 12.5% interest rate cap in year three.

      As of June 30, 2003, the Partnership has obtained one additional loan which had a variable interest rate. The loan had an outstanding balance of $21.0 million at June 30, 2003, was obtained in June 2003 and has a three-year term. Interest on the outstanding balance accrues at LIBOR plus 2.875%. The Partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 8.175%.

      The following table shows the effect of increases in the LIBOR rate.

                                                                              Change in LIBOR
                                                                              (In thousands)
                                                ----------------------------------------------------------------------------
                                                      1%                   2%                    3%                   4% (1)

      Additional interest expense                 $ 200                 $ 400                $ 600                $ 800
                                                  =====                 =====                =====                =====

(1)   Maximum increase.


                                    28 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 4. CONTROLS AND PROCEDURES

      The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.


                                    29 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are six limited partners of five of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of subordinate mortgage notes secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. Class action discovery and briefing is underway, and there has not yet been discovery on the merits.

      On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. In order to avoid the expenses, distraction, and uncertainties of litigation, and without conceding their view that the allegations of the complaint are without merit, the defendants have executed an agreement in principal to settle the litigation for a payment by the defendants other than Eastgar of $137,500 to Eastgar for distribution to Eastgar's limited partners other than the Partnership or its affiliates, after payment from said amount of plaintiffs' attorneys' fees and expenses. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement is subject to the approval of the court after notice to the limited partners of Eastgar.


                                    30 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached
            Exhibit Index.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended June 30, 2003.


                                    31 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                    BY: MLP GP LLC
                                        General Partner

                                    BY: NEWKIRK MLP CORP
                                        Manager

                                        BY: /s/ Michael L. Ashner
                                            ---------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

                                        BY: /s/ Thomas C. Staples
                                            ---------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: August 14, 2003


                                    32 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

                                  Exhibit Index

Exhibit     Description
-------     -----------

  2.1 Agreement and Plan of Merger between the Newkirk Master Limited Partnership and each of the Merger Partnerships set forth on Schedule A, dated December 6, 2001 (incorporated by reference to exhibit 2.1 of the Partnership's Form 10 filed April 30, 2003).

  2.2 Assignment and Assumption Agreement by and between Newkirk Stock LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and VNK Corp. dated as of December 26, 2001 (incorporated by reference to exhibit 2.2 of the Partnership's Form 10 filed April 30, 2003).

  2.3 Assignment and Assumption Agreement by and between Newkirk Eastgar LLC, Newkirk Partner Interest LLC, The Newkirk Master Limited Partnership and Newkirk MLP Unit LLC dated as of December 26, 2001 (incorporated by reference to exhibit 2.3 of the Partnership's Form 10 filed April 30, 2003).

  2.4 Assignment and Assumption Agreement by and between Vornado Realty L.P., Vornado Newkirk L.L.C., The Newkirk Master Limited Partnership, and Newkirk MLP Unit LLC, dated as of December 26, 2001 (incorporated by reference to exhibit 2.4 of the Partnership's Form 10 filed April 30, 2003).

  2.5 Assignment and Assumption Agreement between Newkirk RE Associates LLC, The Newkirk Master Limited Partnership, Newkirk RE Holdings and Vornado Newkirk LLC dated as of December 26, 2001 (incorporated by reference to exhibit 2.5 of the Partnership's Form 10 filed April 30, 2003).

  2.6 Assignment and Assumption Agreement by and between Newkirk Associates LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and Vornado Newkirk L.L.C. dated as of December 26, 2001 (incorporated by reference to exhibit 2.6 of the Partnership's Form 10 filed April 30, 2003).

  2.7 Agreement and Plan of Merger by and between The Newkirk Master Limited Partnership, Lanmar Associates Limited Partnership and Newkirk Lanmar L.P., dated as of December 6, 2001 (incorporated by reference to exhibit 2.7 of the Partnership's Form 10 filed April 30, 2003).

  3. Certificate of Limited Partnership of the Newkirk Master Limited Partnership (incorporated by reference to exhibit 3 of the Partnership's Form 10 filed April 30, 2003).

  4.1 Agreement of Limited Partnership of The Newkirk Master Limited Partnership, by and among MLP GP LLC, Newkirk Manager Corp. and all other persons who shall, pursuant to the Exchange or otherwise become limited partners of the Partnership, dated as of October 23, 2001 (incorporated by reference to exhibit 4.1 of the Partnership's Form 10 filed April 30, 2003).


                                    33 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2003

  4.2 Additional provisions incorporated by reference into the Agreement of Limited Partnership of the Newkirk Master Limited Partnership (incorporated by reference to exhibit 4.2 of the Partnership's Form 10 filed April 30, 2003).

  4.3 Limited Liability Agreement of MLP GP LLC (incorporated by reference to exhibit 4.3 of the Partnership's Form 10 filed April 30, 2003).

  31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certificate of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                    34 of 34