Form 10-Q
period 2003-09-30
NEWKIRK MASTER LP
filed 2003-11-14
CIK 1165460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               -------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-50268

                     The Newkirk Master Limited Partnership
             (Exact name of registrant as specified in its charter)


                Delaware                                   11-3636084
-----------------------------------------         ----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                Identification No.)

 7 Bulfinch Place, Suite 500, Boston, MA                   02114-9507
-----------------------------------------         ----------------------------
 (Address of principal executive office)                   (Zip Code)


     Registrant's telephone number, including area code   (617) 570-4600
                                                         -----------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes               No   X
                                                 ------           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,319,391 Limited Partnership Units Outstanding as of September 30, 2003.



                                    1 0f 32

Table of Contents

                                                                                                          Page

Part I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Unaudited Consolidated Balance Sheet at September 30, 2003 and
                  Audited Consolidated Balance Sheet at December 31, 2002 ................................  3

                  Unaudited Consolidated Statements of Operations for the Three Months and Nine
                  Months Ended September 30, 2003 and September 30, 2002..................................  4

                  Unaudited Consolidated Statement of Partners' Equity for the Nine
                  Months Ended September 30, 2003.........................................................  5

                  Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2003 and September 30, 2002...............................................  6

                  Notes to Consolidated Unaudited Financial Statements....................................  8

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations........................................................................... 15

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................. 28

        Item 4.   Controls and Procedures................................................................. 29

Part II. OTHER INFORMATION

        Item 1. Legal Proceedings......................................................................... 30

        Item 6.   Exhibits and Reports on Form 8-K........................................................ 31

        Signatures........................................................................................ 32

        Exhibit Index..................................................................................... 33




                                    2 of 32

                PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)


                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                         2003               2002
                                                                                    -------------       ------------
                                                                                     (UNAUDITED)
ASSETS
Real estate investments:
      Land                                                                           $    39,407        $    37,904
      Land estates                                                                        45,490             54,524
      Buildings and improvements                                                       1,594,150          1,624,140
                                                                                     ------------       ------------
         Total real estate investments                                                 1,679,047          1,716,568
      Less accumulated depreciation and amortization                                    (536,919)          (512,678)
                                                                                     ------------       ------------
         Real estate investments, net                                                  1,142,128          1,203,890
Real estate held for sale, net of accumulated depreciation of $12,258 and $61,027         47,330            105,331
Cash and cash equivalents, of which $8,201 and $8,109 is restricted                       44,014             33,452
Receivables and deferred rental income                                                    66,953             77,855
Equity investments in limited partnerships                                                10,218                 --
Deferred costs, net of accumulated amortization of $31,816 and $26,656                    19,907             24,418
Other assets                                                                              27,806             29,387
Other assets of discontinued operations                                                    1,644              2,290
                                                                                     ------------       ------------
         Total Assets                                                                $ 1,360,000        $ 1,476,623
                                                                                     ============       ============
LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:
Mortgage notes and accrued interest payable                                          $   602,583        $   717,968
Note payable                                                                             199,517            221,650
Contract right mortgage notes and accrued interest payable                               417,217            425,441
Accounts payable and accrued expenses                                                      9,522             10,467
Liabilities of discontinued operations                                                    26,603            105,500
                                                                                     ------------       ------------
         Total Liabilities                                                             1,255,442          1,481,026
Contingencies
Minority interests                                                                       (28,901)           (29,096)
Partners' equity (6,319,391 and 6,116,578 limited partnership units outstanding)         133,459             24,693
                                                                                     ------------       ------------
         Total Liabilities, Minority Interests and Partners' Equity                  $ 1,360,000        $ 1,476,623
                                                                                     ============       ============


                 See notes to consolidated financial statements.


                                    3 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                            2003            2002           2003             2002
                                                                        -----------     -----------     -----------     -----------
Revenue:
     Rental income                                                      $    68,447     $    66,745     $   204,486     $   201,106
     Interest income                                                            558             867           2,212           2,566
     Management fees                                                            134             199             441             597
                                                                        -----------     -----------     -----------     -----------
         Total revenue                                                       69,139          67,811         207,139         204,269
                                                                        -----------     -----------     -----------     -----------
Expenses:
     Interest                                                                25,899          27,389          78,789          87,298
     Depreciation                                                             8,580           6,780          22,632          21,038
     General and administrative                                               1,995           1,283           5,988           5,945
     Amortization                                                               958           1,063           3,057           3,070
     Ground rent                                                                778             792           2,394           2,376
     State income taxes                                                         175             101             645             435
                                                                        -----------     -----------     -----------     -----------
         Total expenses                                                      38,385          37,408         113,505         120,162
                                                                        -----------     -----------     -----------     -----------
Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest          30,754          30,403          93,634          84,107
     Equity in income from investments in limited partnerships                  844            --             2,521            --
     Minority interest                                                       (3,674)         (2,485)        (10,848)         (7,264)
                                                                        -----------     -----------     -----------     -----------
Income from continuing operations                                            27,924          27,918          85,307          76,843
                                                                        -----------     -----------     -----------     -----------
Discontinued operations:
     Income from discontinued operations                                        936           4,687          15,062          13,474
     (Loss) gain from disposal of real estate                                (1,996)           --            30,329            --
                                                                        -----------     -----------     -----------     -----------
         Net (loss) income from discontinued operations                      (1,060)          4,687          45,391          13,474
                                                                        -----------     -----------     -----------     -----------
Net income                                                              $    26,864     $    32,605     $   130,698     $    90,317
                                                                        ===========     ===========     ===========     ===========
Income from continuing operations per
     limited partnership unit                                           $      4.42     $      4.56     $     13.47     $     12.55
(Loss) income from discontinued operations per
     limited partnership unit                                                 (0.17)           0.77            7.17            2.20
                                                                        -----------     -----------     -----------     -----------
Net income per limited partnership unit                                 $      4.25     $      5.33     $     20.64     $     14.75
                                                                        ===========     ===========     ===========     ===========
Distributions per limited partnership unit                              $      0.85     $      0.65     $      4.62     $     31.46
                                                                        ===========     ===========     ===========     ===========
Weighted average limited partnership units                                6,319,391       6,119,158       6,332,495       6,121,060
                                                                        ===========     ===========     ===========     ===========


                 See notes to consolidated financial statements.


                                    4 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                        (In thousands, except unit data)
                                   (Unaudited)


                                           LIMITED
                                         PARTNERSHIP          PARTNERS'
                                            UNITS               EQUITY
                                        -------------        -----------

Balance at December 31, 2002               6,116,578         $   24,693

Equity contributions                         317,813             11,049

Distributions                                     --            (29,044)

Limited partner buyouts                     (115,000)            (3,937)

Net income                                        --            130,698
                                        -------------        -----------
Balance at September 30, 2003              6,319,391         $  133,459
                                        =============        ===========











                 See notes to consolidated financial statements.


                                     5 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (In thousands)
                                   (Unaudited)


                                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          2003                   2002
                                                                                    -------------------     ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $  130,698             $   90,317
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization of deferred costs and land estates                                    7,747                  7,177
        Depreciation expense                                                              24,447                 25,656
        Net gain from early extinguishment of debt                                        (8,778)                  (926)
        Gain from disposal of real estate                                                (30,329)                    --
        Minority interest expense                                                         10,848                  7,264
        Equity in income from investments in limited partnerships                         (2,521)                    --

     Changes in operating assets and liabilities:
        Receivables and deferred rental income                                            16,655                 16,383
        Other assets                                                                       1,016                   (120)
        Accounts payable and accrued expenses                                             (2,524)               (19,297)
        Accrued interest-mortgages and contract rights                                   (17,643)               (16,899)
                                                                                      -----------            -----------
           Net cash provided by operating activities                                     129,616                109,555
                                                                                      -----------            -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposal of real estate or other assets                            59,492                     --
     Land additions                                                                       (2,494)                  (640)
     Cash related to formation of partnership                                                 --                 10,776
     Cash related to previously unconsolidated limited partnerships                          284                     --
     Investments in limited partnership interests                                         (1,236)                    --
                                                                                      -----------            -----------
           Net cash provided by investing activities                                      56,046                 10,136
                                                                                      -----------            -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Satisfaction of mortgage notes payable                                              (40,129)               (26,789)
     Satisfaction of contract right mortgage notes payable                                (2,554)                    --
     Principal payments of mortgage notes payable                                        (95,041)               (92,431)
     Principal payments of note payable                                                  (22,133)                (1,688)
     Principal payments of contract right mortgage notes payable                            (422)                (2,205)
     Proceeds from new debt                                                               25,365                240,040
     Mortgage prepayment penalties                                                          (400)                   (30)
     Distributions to partners                                                           (29,044)              (192,603)
     Limited partner buyouts                                                              (3,937)                   (83)
     Distributions to minority interests                                                  (6,159)                (1,693)
     Distributions from limited partner interests                                            492                     --
     Deferred costs                                                                       (1,138)                (9,120)
                                                                                      -----------            -----------
           Net cash used in financing activities                                        (175,100)               (86,602)
                                                                                      -----------            -----------
     Net increase in cash and cash equivalents                                            10,562                 33,089
     Cash and Cash Equivalents at Beginning of Period                                     33,452                     --
                                                                                      -----------            -----------
     Cash and Cash Equivalents at End of Period                                       $   44,014             $   33,089
                                                                                      ===========            ===========
     Supplemental Disclosure of Cash Flow Information:
        Cash paid for state income taxes                                              $      909             $      442
                                                                                      ===========            ===========
        Cash paid for interest                                                        $   97,946             $  108,752
                                                                                      ===========            ===========

                 See notes to consolidated financial statements.


                                     6 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (In thousands)
                                   (Unaudited)


Supplemental Information


In January 2003, balances related to the issuance of 317,813 Units in the Partnership for the various assets contributed to the Partnership were as follows:

          Real estate investments, net                     $   18,260
          Cash and cash equivalents                                14
          Receivables                                           3,228
          Deferred costs, net                                     944
          Equity investments in limited partnerships            7,665
          Mortgage notes payable                             (26,374)
          Accrued interest payable                              (985)
          Accounts payable and accrued expenses                  (34)
          Minority interests                                    8,331
                                                           -----------
          Partners' equity                                 $   11,049
                                                           ===========

In connection with the disposal of real estate, the purchaser of a property assumed $94,818 of the Partnership's debt.











                See notes to consolidated financial statements.


                                    7 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003


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

       The consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Registration Statement on Form 10/A, as filed with the Securities and Exchange Commission on September 10, 2003.

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

       The new first mortgage has a principal balance of $21.0 million and bears interest at LIBOR plus 2.875% per annum (4.105% at September 30, 2003), and has an initial term of three years, which may be extended for two additional one-year periods. Interest payments are due monthly beginning August 1, 2003. Principal payments of $25,000 are due monthly beginning February 1, 2005. After payment of closing costs, $6.7 million of proceeds were used to satisfy the existing first mortgage and the balance of the net proceeds was used to satisfy the deferred portion of the second mortgage purchase price. In connection with the loan, the Partnership purchased an interest rate cap on the loan so that the interest rate is capped at 8.175%. This loan was refinanced in October 2003. (See Note 8 of this Form 10-Q).


                                    8 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003


2.     MORTGAGE NOTES AND CONTRACT RIGHT MORTGAGE NOTES PAYABLE (CONTINUED)

       In August 2003, the Partnership obtained a first mortgage loan encumbering the Partnership's property in Beaumont, Texas in the amount of $3.4 million. The new loan bears interest at 6.2% per annum and matures on November 30, 2007, at which time it is scheduled to be fully amortized.

       In connection with the Partnership's refinancings, real estate sales and repayments of mortgage debt during the nine months ended September 30, 2003, the Partnership has recognized a net gain from early extinguishment of debt (net of mortgage prepayment penalties of $0.4 million) of $8.8 million, which is included in discontinued operations.

3.     RELATED PARTY TRANSACTIONS

       Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the general partner, performs asset management services for the Partnership and received a fee of $1.4 million for the nine months ended September 30, 2003 and 2002.

       The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partner is controlled by the Partnership, and which were not merged into the Partnership ("Other Partnerships"). The Partnership earned $0.4 million and $0.6 million of management fees for these services for the nine months ended September 30, 2003 and 2002, respectively. The Partnership had receivables for management fees of $1.1 million due from Other Partnerships at September 30, 2003. In addition, the Partnership had a receivable of $0.6 million at September 30, 2003 for a non-interest bearing advance made to one of these partnerships.

       The Partnership had a loan receivable and accrued interest receivable of $0.2 million at December 31, 2002 due from Cenland Associates Limited Partnership, one of the Other Partnerships. In February 2003, the Partnership received the remaining balance due on this loan.

       The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages with respect to 31 first mortgage loans encumbering 74 Partnership properties and three other properties controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $9.7 million at September 30, 2003 and earned interest income of $0.9 million for the nine months ended September 30, 2003 and 2002 related to this ownership interest. Mortgage loans receivable and the property's mortgage loan payable was not eliminated in consolidation because the Partnership does not have a legal right of offset.

       Affiliates of the general partner own $17.3 million of $145.2 million of interests in a real estate mortgage investment conduit ("REMIC") that holds debt obligations secured by subordinate mortgages on properties owned by the Partnership and other partnerships, the general partners of which are affiliates of the general partner. The affiliates earned $1.9 million of interest income on their REMIC interests during the nine months ended September 30, 2003 and 2002. Additionally, affiliates of the general partner own the residual interests in the debt obligations in which the REMIC holds the current interests. The Partnership has a right to acquire these residual interests in January 2008 in exchange for units. The affiliates have the


                                    9 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003


3.     RELATED PARTY TRANSACTIONS (CONTINUED)

       right to require the Partnership to purchase these residual interests in December 2007 in exchange for units. The acquisition and purchase will be completed at fair value at the time of any transaction.

       In December 2002, an affiliate of the general partner purchased a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $14.4 million at September 30, 2003. The mortgage note bears interest at the rate of 4.86% per annum. Included in interest expense is $0.5 million related to this second mortgage payable for the nine months ended September 30, 2003.

       Mortgage notes and contract right mortgage notes and accrued interest payable includes $200.6 million due to related parties at September 30, 2003. Interest expense to related parties totaled $10.8 million and $9.4 million during the nine months ended September 30, 2003 and 2002, respectively.

       As part of the Exchange, affiliates of the general partner of the Partnership received 4.7 million units for their contribution of certain assets to the Partnership. See the Partnership's Registration Statement on Form 10/A for additional information. (Also see Note 5 to this Form 10-Q).

4.     CONTINGENCIES

       Legal

       In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are six limited partners of five of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of subordinate mortgage notes secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. In order to avoid the expenses, distraction, and uncertainties of litigation, and without conceding their view that the allegations of the complaint are without merit, the defendants have executed an agreement in principal to settle the litigation, subject to confirmatory discovery and finalization of a formal settlement agreement, based on the following material terms (only unitholders who are not affiliates of the general partner of the Partnership will receive the consideration): (i) the Newkirk Group shall convey to unitholders units in the Partnership equal to 1% of the Partnership; (ii) shall convey to an escrow agent $1.5 million for the benefit of unitholders; (iii) the Partnership shall convey $1.7 million to an escrow agent for the benefit of the unitholders of the Newkirk Partnerships who received cash in the Exchange; and (iv) theMLP and NK-CR Holdings LLC shall enter into an agreement, subject to certain terms and conditions, relating to the



                                    10 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003

4.     CONTINGENCIES (CONTINUED)

       Legal (Continued)

       exercise of the discounted payoff options under the second mortgage loans which will enable the Partnership to derive the benefit of the discount payoff amounts. As part of the agreement, defendants have also agreed not to object to payment of reasonable attorneys fees, expenses, and incentive awards to be paid from the foregoing consideration. Confirmatory discovery is currently proceeding, and a final settlement agreement will be subject to review and approval by the Court after notice to persons other than affiliates of defendants who were limited partners at the time of the Exchange in the Newkirk Partnerships.

       On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants have executed an agreement in principal to settle the litigation for a payment by the defendants other than Eastgar of $137,500 to Eastgar for distribution to Eastgar's limited partners other than the Partnership or its affiliates, after payment from said amount of plaintiffs' attorneys' fees and expenses. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement is subject to the approval of the court after notice to the limited partners of Eastgar.

       Property Matters

       In January 2002, Kmart Corporation ("Kmart"), a tenant at twelve of the Partnership's properties, filed for protection under Chapter 11 of the United States Bankruptcy Code. Kmart had the right to either accept or reject the leases. Kmart elected to reject the leases, which caused an immediate termination of such leases. The Partnership re-leased nine of the properties to Furr's Restaurant Group ("Furr's") for 10-year lease terms, one of the properties to Lithia Motors for a 10-year lease term and another property for use as a Chinese food restaurant for a five-year lease term. The remaining property was vacant. The Partnership is pursuing a claim against Kmart in the Bankruptcy Court. In January 2003, Furr's filed for protection under Chapter 11 of the Bankruptcy Code and subsequently rejected the lease on three sites. The remaining sites continue to be leased to Furr's through 2012 and the Partnership is pursuing a claim against Furr's in the Bankruptcy Court for the three rejected sites. Furr's also has the right to reject the lease that now covers the remaining sites. In addition, the Chinese food restaurant has recently defaulted on its lease and that property has been vacated. The aggregate rent for the seven sites that are presently leased is significantly less than the amount that was scheduled to be received from Kmart during its renewal term which would have begun in February 2003. The Partnership is responsible for the payment of insurance, real estate taxes and mortgage debt on the vacant properties. The Partnership has purchased the land underlying all twelve properties for $0.25 million. In September 2003, two of the vacant properties were sold. The Partnership is attempting to either sell or re-let the three remaining vacant properties.



                                    11 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003


5.     ACQUISITIONS

       On January 1, 2003, the Partnership acquired from an affiliate of the general partner, limited partnership interests in nine limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership valued at $22.7 million. In addition, the Partnership has an option to purchase additional limited partnership interests for approximately 21,000 partnership units subject to adjustment based upon the assets of the Partnerships at the time of exercise. The values of the net-leased real estate partnerships and the Partnership units were determined without arms-length negotiations. Independent appraisals were obtained on the value of the properties owned by the limited partnerships. The Partnership has accounted for the acquisition on a historical cost basis. Three of the limited partnerships have been consolidated into the Partnership's financial statements and six of the limited partnerships are being accounted for under the equity method of accounting. In August 2003, the Partnership acquired approximately an additional 9.9% interest in one of these limited partnerships for a cash purchase price of $525,000, increasing the partnership interest to 23.4% from 13.5%. These interests were aquired from unaffiliated limited partners.

       In January 2003, the Partnership acquired the land underlying the property owned by one of the net-leased partnerships referred to immediately above. The land was acquired from a company affiliated with the general partner for $1.0 million, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bore interest at the rate of 6.0% per annum, compounded annually, and was payable interest-only until maturity, at which time the full balance of the note was to be due. In September 2003, the note was satisfied by the Partnership from cash reserves. The purchase price for the land sale was determined without arms-length negotiations. An independent appraisal was obtained on the value of the land that was acquired.

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





                                    12 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003


6.     DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

       During the nine months ended September 30, 2003, the Partnership sold twelve properties for a combined net sales price of $154.3 million. The Partnership recognized a net gain on sale of these properties of $30.3 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified three properties as real estate held for sale in the accompanying consolidated balance sheet and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statement of operations.

       Discontinued operations for the nine months ended September 30, 2003 and 2002 are summarized as follows:

                                                     2003              2002
                                                   --------          --------
Revenue                                            $ 12,826          $ 32,337
Expenses                                             (6,570)          (19,401)
Net gain from early extinguishment of debt            8,806               538
Gain from disposal of real estate                    30,329                 -
                                                   --------          --------
Net income from discontinued operations            $ 45,391          $ 13,474
                                                   ========          ========

Other assets of discontinued operations at September 30, 2003 and December 31, 2002 are summarized as follows:

                                           2003                2002
                                         -------             -------
Receivables                              $   319             $ 2,164
Other assets                               1,325                 126
                                         -------             -------
                                         $ 1,644             $ 2,290
                                         =======             =======

Liabilities of discontinued operations at September 30, 2003 and December 31, 2002 are summarized as follows:

                                                   2003               2002
                                                ----------          --------
Mortgage notes and accrued interest payable     $  26,170           $ 44,999
Contract right mortgage notes and accrued
  interest payable                                    430             59,707
Accounts payable and accrued expenses                   3                794
                                                ---------           --------
                                                $  26,603           $105,500
                                                =========           ========

                                    13 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2003


7.     CONTRACT TO SELL PROPERTY

       In June 2003, the Partnership entered into a contract with a potential purchaser for one of its properties. The sale is contingent upon the purchaser completing its due diligence and if consummated, is expected to occur in the fourth quarter of 2003. This property has been classified as real estate held for sale in the accompanying consolidated balance sheet at September 30, 2003 and is included as part of discontinued operations in the accompanying consolidated statements of operations for September 30, 2003 and 2002.

8.     SUBSEQUENT EVENTS

       The Partnership has received a commitment from its lender to provide financing that will enable the Partnership to reduce the interest rate on its existing note payable from an effective rate of 8.5% to LIBOR plus 4.5% per annum (5.7% at September 30, 2003). The loan is expected to close during the fourth quarter.

       In October 2003, the Partnership refinanced its first mortgage loan on its property in Morris Township, New Jersey. The new first mortgage loan has a principal balance of $28.5 million, bears interest at 5.55%, and has a term of ten years. After payment of closing costs, $21.1 million of proceeds were used to satisfy the existing first mortgage and accrued interest. The Partnership has also entered into a contract with a potential purchaser to sell this property. The sale is contingent upon the purchaser completing its due diligence and, if consummated, is expected to occur in the first quarter of 2004. This property has been classified as real estate held for sale in the accompanying consolidated balance sheet at September 30, 2003 and is included as part of discontinued operations in the accompanying consolidated statements of operations for September 30, 2003 and 2002.


                                    14 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in our Registration Statement on Form 10/A filed on September 10, 2003 under "Forward-Looking Statements."

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

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2003 the Partnership owned an interest in 227 Newkirk properties, almost all of which are leased to one or more tenants pursuant to net leases with original lease terms, subject to extensions, ranging between approximately twenty and twenty-five years. Approximately 90% of the original lease terms expire between 2005 and 2009. There are five properties which are vacant and not leased which represent approximately 117,000 square feet of the Partnership's properties. The Partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of the Partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for the Partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, the Partnership, or an affiliate of the general partner, controls the general partner of the real estate limited partnerships in which the Partnership owns limited partnership interests, and the Partnership has an option to acquire in 2008 second mortgage debt secured by a substantial number of the Partnership's properties as well as the properties owned by eight other partnerships.

        The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the net leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.



                                    15 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        The level of liquidity based on cash and cash equivalents experienced a $10,562,000 increase at September 30, 2003 as compared to December 31, 2002. The increase was due to net cash provided by operating activities of $129,616,000 and net cash provided by investing activities of $56,046,000, which were substantially offset by net cash used in financing activities of $175,100,000. Cash provided by investing activities included $284,000 of cash related to previously unconsolidated limited partnerships and $59,492,000 of net proceeds from disposal of real estate, which were partially offset by land acquisitions of $2,494,000 and investments in limited partnership interests of $1,236,000. Cash used in financing activities consisted primarily of mortgage note and contract right mortgage note payoffs of $42,683,000, principal payments on mortgage, contract right and notes payable of $117,596,000 and partner distributions of $29,044,000, which were partially offset by loan proceeds of $25,365,000. At September 30, 2003, the Partnership had cash and cash equivalents totaling $44,014,000, of which $8,201,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

        Other Matters

        On January 1, 2003, the Partnership acquired limited partnership interests from an affiliate of the general partner in nine limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership. In addition, the Partnership has an option to purchase additional limited partnership interests for approximately 21,000 partnership units subject to adjustment based upon the assets of the partnerships at the time of exercise. The values of the net leased real estate partnerships and the Partnership units were determined without arms length negotiations. Independent appraisals were obtained to determine the value of the properties owned by the limited partnerships. In August 2003, the Partnership acquired an additional 9.9% interest in one of these limited partnerships for a cash purchase price of $525,000.

        In January 2003, the Partnership acquired the land underlying the property owned by one of the net leased partnerships referred to immediately above. The land was acquired from a company affiliated with the general partner for $1,000,000, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bore interest at the rate of 6.0% per annum, compounded annually, and was payable interest-only until maturity, at which time the full balance of the note was to be due. In September 2003, the note was satisfied by the Partnership from cash reserves. The purchase price for the land sale was determined without arms-length negotiations. An independent appraisal was obtained on the value of the land that was acquired.

        In January 2003, the Partnership acquired a second mortgage loan that encumbered the Partnership's property in Morris Township, New Jersey. The outstanding mortgage principal and accrued interest was $28,100,000 at December 31, 2002. It was acquired for $22,100,000, $9,300,000 of which was paid in January 2003 and $12,800,000 of which was payable on or before September 30, 2003. The deferred portion of the purchase price bore interest at a rate of 6.0% per annum. The Partnership acquired this mortgage in connection with an extension of the lease on the property and obtained new first mortgage financing in June 2003 to satisfy the balance of the purchase price.



                                    16 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        The new first mortgage has a principal balance of $21,000,000 and bears interest at LIBOR plus 2.875% per annum (4.105% at September 30, 2003), and has an initial term of three years, which may be extended for two additional one-year periods. Interest payments are due monthly beginning August 1, 2003. Principal payments of $25,000 are due monthly beginning February 1, 2005. After payment of closing costs, $6,700,000 of proceeds were used to satisfy the existing first mortgage and the balance of the net proceeds was used to satisfy the deferred portion of the second mortgage purchase price. In connection with the loan, the Partnership purchased an interest rate cap on the loan so that the interest rate is capped at 8.175%.

        In October 2003, the Partnership refinanced its first mortgage loan on its property in Morris Township, New Jersey. The new first mortgage loan has a principal balance of $28,500,000 and bears interest at 5.55%, and has a term of ten years. After payment of closing costs, $21,100,000 of proceeds were used to satisfy the existing first mortgage and accrued interest. The Partnership has also entered into a contract with a potential purchaser to sell this property. The sale is contingent upon the purchaser completing its due diligence and if consummated, is expected to occur in the first quarter of 2004.

        In February 2003, the Partnership acquired from its limited partners 115,000 of its units of limited partnership interest at a purchase price of $35 per unit, less the per unit distribution payable by the Partnership to holders of record on and after the offering date.

        In February 2003, the Partnership received a notice from Albertson's, Inc., the tenant at the Partnership's Sioux Falls, South Dakota property, exercising the economic discontinuance provisions of the lease. Under the terms of the notice, Albertson's had proposed to terminate the lease effective November 5, 2003 and had made a rejectable offer as required by the lease to purchase the property for $1,551,000. The Partnership had until October 2003 to accept or reject this offer. The Partnership elected to reject the offer and sold the property in September 2003 for $2,700,000.

        The Partnership has also received notice from Albertson's indicating that it intended to exercise its right to terminate the lease for a supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $631,000. The Partnership elected to reject the offer. As a result of the rejection, the Partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. The Partnership satisfied the first mortgage using its cash reserves. The Partnership has entered into a contract to sell the property, for a price in excess of the rejectable offer price. The sale, which is contingent upon the purchaser completing its due diligence is expected to occur, if at all, in the fourth quarter of 2003.

        The Partnership has also received notice from Albertsons that they are exercising a purchase option in accordance with their lease on ten of the Partnership's properties. The Partnership has a right to reject this offer. If the Partnership accepts such offer, the sale would be effective July 1, 2004. If the Partnership rejects this offer, the tenant can elect to terminate the lease on July 1, 2004 or extend for eighteen months which will expire on December 31, 2005. Rent during the eighteen month period would be at the renewal rates. If Albertsons elects to renew for the eighteen month period they still have a series of five year renewal options. On six of the properties Albertsons has elected to renew the lease for eighteen months assuming the purchase offer is rejected. For four of the properties, Albertsons has not yet elected to renew. They have until April 17, 2004 to exercise their renewal option. The Partnership is currently reviewing all of the purchase offers in order to determine a course of action.



                                    17 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        The Partnership has received a commitment from its lender to provide financing that will enable the Partnership to reduce the interest rate on its existing note payable form an effective rate of 8.5% to LIBOR plus 4.5% per annum (5.7% at Septemebr 30, 2003). The loan is expected to close during the fourth quarter.


       RESULTS OF OPERATIONS

           COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE
                         MONTHS ENDED SEPTEMBER 30, 2002.

       Income from Continuing Operations

       Income from continuing operations increased by $8,464,000 to $85,307,000 for the nine months ended September 30, 2003 from $76,843,000 for the nine months ended September 30, 2002. As more fully described below, this increase is attributable to an increase in total revenue of $2,870,000, a decrease in total expenses of $6,657,000, and an increase in equity in income from investments in limited partnerships of $2,521,000, which was partially offset by an increase in minority interest expense of $3,584,000.

       Rental Income

       Rental income increased by $3,380,000 or approximately 2% to $204,486,000 for the nine months ended September 30, 2003 from $201,106,000 for the nine months ended September 30, 2002. The increase was primarily due to five newly acquired consolidated partnerships which contributed approximately $6,600,000 in rental income. This increase was partially offset by lower rental income received from properties previously leased by Kmart of $1,400,000 and lower rental income on lease renewals or renegotiations of $1,800,000.

       Interest Income

       Interest income decreased by $354,000 or approximately 14% to $2,212,000 for the nine months ended September 30, 2003 from $2,566,000 for the nine months ended September 30, 2002. The decrease was due to the payoff of a loan receivable and overall lower interest rates on invested cash balances.



                                    18 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Management Fees

        Management fees decreased by $156,000 or approximately 26% to $441,000 for the nine months ended September 30, 2003 from $597,000 for the nine months ended September 30, 2002. The decrease is attributable to fewer properties under management.

        Interest Expense

        Interest expense decreased by $8,509,000 or approximately 10% to $78,789,000 for the nine months ended September 30, 2003 compared to $87,298,000 for the nine months ended September 30, 2002. The decrease was primarily due to $42,683,000 of loan payoffs during the period and normal scheduled principal payments.

        Depreciation

        Depreciation expense increased by $1,594,000 or approximately 8% to $22,632,000 for the nine months ended September 30, 2003 compared to $21,038,000 for the nine months ended September 30, 2002. The increase is primarily attributable to additional depreciation expense from five newly acquired consolidated partnerships.

        General and Administrative

        General and administrative expenses increased by $43,000 or approximately 1% to $5,988,000 for the nine months ended September 30, 2003 compared to $5,945,000 for the nine months ended September 30, 2002. The increase is primarily the result of higher professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commissions and additional administrative expenses associated with the five newly acquired consolidated partnerships. This increase was substantially offset by one-time organizational expenses relating to the formation of the Partnership in 2002.

        Amortization Expense

        Amortization expense remained relatively constant for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

        Ground Rent

        Ground rent expense remained relatively constant for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.



                                    19 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        State Income Taxes

        State income tax expense increased by $210,000 or approximately 48% to $645,000 for the nine months ended September 30, 2003 compared to $435,000 for the nine months ended September 30, 2002. The increase is the result of several states commencing partnership income tax requirements.

        Equity in Income from Investments in Limited Partnerships

        Equity in income from investments in limited partnerships is the result of the January 2003 purchase of equity positions in six new partnerships.

        Minority Interest Expense

        Minority interest expense increased by $3,584,000 or approximately 49% to $10,848,000 for the nine months ended September 30, 2003 compared to $7,264,000 for the nine months ended September 30, 2002. The increase was the result of minority interests in the amount of $2,087,000 related to the five newly acquired consolidated partnerships. The remaining increase of $1,497,000 related to increased profitability at the previous partially owned partnerships.

        Discontinued Operations

        During the nine months ended September 30, 2003, the Partnership sold twelve properties for a combined net sales price of $154,310,000. The Partnership recognized a net gain on disposal of these properties of $30,329,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

          COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE
                         MONTHS ENDED SEPTEMBER 30, 2002.

       Income from Continuing Operations

       Income from continuing operations increased by $6,000 to $27,924,000 for the three months ended September 30, 2003 from $27,918,000 for the three months ended September 30, 2002. As more fully described below, this increase is attributable to an increase in total revenue of $1,328,000 and an increase in equity in income from investments in limited partnerships of $844,000, which were substantially offset by an increase in total expenses of $977,000 and an increase in minority interest of $1,189,000.

       Rental Income

       Rental income increased by $1,702,000 or approximately 3% to $68,447,000 for the three months ended September 30, 2003 from $66,745,000 for the three months ended September 30, 2002. The increase was due to the five newly acquired consolidated partnerships which was partially offset by lower income from lease renewals and renegotiations.



                                    20 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Interest Income

        Interest income decreased by $309,000 or approximately 36% to $558,000 for the three months ended September 30, 2003 from $867,000 for the three months ended September 30, 2002. The decrease was due to the payoff of a loan receivable and overall lower interest rates on invested cash balances.

        Management Fees

        Management fees decreased by $65,000 or approximately 33% to $134,000 for the three months ended September 30, 2003 from $199,000 for the three months ended September 30, 2002. The decrease is attributable to the sale of properties previously under management.

        Interest Expense

        Interest expense decreased by $1,490,000 or approximately 5% to $25,899,000 for the three months ended September 30, 2003 compared to $27,389,000 for the three months ended September 30, 2002. The decrease was a result of loan payoffs and normal scheduled principal payments.

        Depreciation

        Depreciation expense increased by $1,800,000 or approximately 27% to $8,580,000 for the three months ended September 30, 2003 compared to $6,780,000 for the three months ended September 30, 2002. The increase is primarily attributed to depreciation expense on the newly acquired consolidated partnerships.

        General and Administrative

        General and administrative expenses increased by $712,000 or approximately 55% to $1,995,000 for the three months ended September 30, 2003 compared to $1,283,000 for the three months ended September 30, 2002. The increase is primarily the result of higher professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission and additional administrative expenses associated with the five newly acquired consolidated partnerships.

        Amortization Expense

        Amortization expense decreased by $105,000 or approximately 10% to $958,000 for the three months ended September 30, 2003 compared to $1,063,000 for the three months ended September 30, 2002. The decrease is the result of savings due to the purchase of land estates during 2002 and 2003.



                                    21 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Ground Rent

        Ground rent expense remained relatively constant for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

        State Income Taxes

        State income tax expense increased by $74,000 or approximately 73% to $175,000 for the three months ended September 30, 2003 compared to $101,000 for the three months ended September 30, 2002. The increase is the result of several states commencing partnership income tax requirements.

        Equity in Income from Investments in Limited Partnerships

        Equity in income from investments in limited partnerships is the result of the January 2003 purchase of equity positions in six partnerships.

        Minority Interest Expense

        Minority interest expense increased by $1,189,000 or approximately 48% to $3,674,000 for the three months ended September 30, 2003 compared to $2,485,000 for the three months ended September 30, 2002. The increase was the result of minority interests in the amount of $709,000 related to the five newly consolidated partnerships. The remaining increase of $480,000 related to increased profitability at the previous partially owned partnerships.

        Discontinued Operations

        During the three months ended September 30, 2003, the Partnership sold three properties for a combined net sales price of $3,385,000. The Partnership recognized a net loss on sale of these properties of $1,996,000. The sale and operation of these properties for all periods presented has been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."












                                    22 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        IMPAIRMENT OF LONG-LIVED ASSETS. At September 30, 2003, the Partnership had $1,142,128,000 of real estate (net), accounting for approximately 84% of the Partnership's total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of the Partnership's buildings and improvements are dependent on the performance of the properties.

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



                                    23 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        USEFUL LIVES OF LONG-LIVED ASSETS. Building and improvements and certain other long-lived assets are depreciated or amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the building and improvements. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. As a result of this statement, the Partnership has classified the sale of properties as discontinued operations.



                                    24 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No.
        30. The Partnership adopted this statement in 2002 and has included $28,000 and $389,000 in early extinguishment of debt gains in interest expense for the nine months ended September 30, 2003 and 2002, respectively.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Partnership's December 31, 2002 consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership needs to apply its provisions to any existing variable interests in variable interest entities in 2003. This interpretation had no impact on the Partnership's consolidated financial statements.




                                    25 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's consolidated financial statements.



                                    26 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to mandatorily redeemable non-controlling interests in consolidated subsidiaries that would not be recorded as liabilities under SFAS No. 150 by such subsidiaries. The remainder of this statement had no effect on the Partnership's consolidated financial statements.



                                    27 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        At December 31, 2002, the Partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $199.5 million at September 30, 2003, was obtained in January 2002 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at the Partnership's option, either (i) 5.5% plus the greater of 3.0% or the LIBOR rate (as defined) or (ii) 3.5% plus the greater of 5% or bank's prime rate. As a result, the minimum interest rate on the loan is 8.5%. The Partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.0%, 10.5% and 12.5% in years one, two and three, respectively.

        To date, the Partnership has elected to pay the loan based on the LIBOR rate. The following table shows the effect of a change in the LIBOR rate over the next two years based on an 8.5% minimum rate and a maximum based on the interest rate cap.

                                                 Change in LIBOR
                                                  (In thousands)
                                 -----------------------------------------------

                                   <1.9%        2.9%       3.9%(1)       5.9%(2)

 Additional interest expense         --     $ 2,000     $ 4,000      $ 8,000
                                   ====     =======     =======      =======

       (1) A 3.9% change in LIBOR brings the total interest rate to the 10.5% interest rate cap in year two.

       (2) A 5.9% change in LIBOR brings the total interest rate to the 12.5% interest rate cap in year three.

       As of September 30, 2003, the Partnership has obtained one additional loan which had a variable interest rate. The loan had an outstanding balance of $21.0 million at September 30, 2003, was obtained in June 2003 and has a three-year term. Interest on the outstanding balance accrues at LIBOR plus 2.875%. The Partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 8.175%. This loan was refinanced in October 2003 at a fixed rate of interest.

       The following table shows the effect of increases in the LIBOR rate.

                                              Change in LIBOR
                                               (In thousands)
                                  ------------------------------------------

                                     1%         2%          3%      4% (1)

Additional interest expense        $ 200       $ 400      $ 600      $ 800
                                   =====       =====      =====      =====

       (1)      Maximum increase.




                                    28 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


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

        There have not been any changes in the Partnership's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.




                                    29 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are six limited partners of five of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of subordinate mortgage notes secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. In order to avoid the expenses, distraction, and uncertainties of litigation, and without conceding their view that the allegations of the complaint are without merit, the defendants have executed an agreement in principal to settle the litigation, subject to confirmatory discovery and finalization of a formal settlement agreement, based on the following material terms (only unitholders who are not affiliates of the general partner of the Partnership will receive the consideration): (i) the Newkirk Group shall convey to unitholders units in the Partnership equal to 1% of the Partnership; (ii) shall convey to an escrow agent $1.5 million for the benefit of unitholders; (iii) the Partnership shall convey $1.7 million to an escrow agent for the benefit of the unitholders of the Newkirk Partnerships who received cash in the Exchange; and (iv) theMLP and NK-CR Holdings LLC shall enter into an agreement, subject to certain terms and conditions, relating to the exercise of the discounted payoff options under the second mortgage loans which will enable the Partnership to derive the benefit of the discount payoff amounts. As part of the agreement, defendants have also agreed not to object to payment of reasonable attorneys fees, expenses, and incentive awards to be paid from the foregoing consideration. Confirmatory discovery is currently proceeding, and a final settlement agreement will be subject to review and approval by the Court after notice to persons other than affiliates of defendants who were limited partners at the time of the Exchange in the Newkirk Partnerships.

        On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants have executed an agreement in principal to settle the litigation for a payment by the defendants other than Eastgar of $137,500 to Eastgar for distribution to Eastgar's limited partners other than the Partnership or its affiliates, after payment from said amount of plaintiffs' attorneys' fees and expenses. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement is subject to the approval of the court after notice to the limited partners of Eastgar.




                                    30 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached
              Exhibit Index.

        (b)   Reports on Form 8-K:

              No reports on Form 8-K were filed during the period ended September 30, 2003.


















                                    31 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE NEWKIRK MASTER LIMITED PARTNERSHIP


                             BY:  MLP GP LLC
                                  General Partner

                             BY:  NEWKIRK MLP CORP
                                  Manager



                                  BY: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer


                                  BY: /s/ Thomas C. Staples
                                          Thomas C. Staples
                                          Chief Financial Officer





                                          Dated:     November 13, 2003



                                    32 0f 32

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2003

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT   DESCRIPTION
-------   -----------

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