Form 10-K
period 2003-12-31
NEWKIRK MASTER LP
filed 2004-04-05
CIK 1165460

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PUSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

                         Commission file number 0-50268
                                                -------

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                11-3636084
                     --------                                ----------
          (State or Other Jurisdiction of                (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

7 Bulfinch Place, Suite 500, Boston, Massachusetts             02114
--------------------------------------------------             -----
     (Address of Principal Executive Offices)                (Zip Code)

                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                              Partnership Interest

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes |_| No |X|

      There is no public market for the Units of Limited Partnership Interest. Accordingly, information with respect to the aggregate market value of Units of Limited Partnership Interest has not been supplied.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                            Page

FORWARD-LOOKING STATEMENTS.....................................................1

   PART I

   ITEM 1.     BUSINESS........................................................2
   ITEM 2.     PROPERTIES.....................................................14
   ITEM 3.     LEGAL PROCEEDINGS..............................................28
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............29

   PART II

   ITEM 5.     MARKET FOR LIMITED PARTNERSHIP UNITS, RELATED
               SECURITY HOLDER MATTERS AND ISSUER PURCHASES
               OF EQUITY SECURITIES...........................................30

   ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA...........................32
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................33
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......45
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................46
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................46
   ITEM 9A.    CONTROLS AND PROCEDURES........................................47

   PART III

   ITEM 10.    MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............48
   ITEM 11.    EXECUTIVE COMPENSATION.........................................50
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED SECURITY HOLDER MATTERS.................50
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................51
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................56

   PART IV

   ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................57

                           FORWARD-LOOKING STATEMENTS

      In addition to historical information, this document contains forward-looking statements. Forward-looking statements include information relating to our intent, belief or current expectations, primarily, but not exclusively, with respect to:

      o     economic outlook;
      o     capital expenditures;
      o     cash flow;
      o     operating performance;
      o     financing activities;
      o     industry developments, including trends affecting our business; and
      o     financial condition and results of operations.

      We identify forward-looking statements in this registration statement by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases (or the negative thereof).

      The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

      o occupancy rates and market rents, which may be adversely affected by economic and market conditions which are beyond our control, including the financial condition of our tenants;
      o uncertainties relating to potential changes in interest rates and the availability of financing;
      o     uncertainties relating to our property portfolio;
      o     uncertainties relating to our operations;
      o     uncertainties relating to unexpected capital expenditures;
      o uncertainties relating to domestic and international economic and political conditions; and
      o uncertainties regarding the impact of regulations, changes in government policy, rules or laws and industry competition.

      Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we cannot assure you that such expectations will be attained or that any deviations will not be material. We disclaim any obligation or undertaking to disseminate to you any updates or revisions to any forward-looking statement contained in this registration statement to reflect any change in our expectations or any changes in events, conditions or circumstances on which any statement is based.

                                     PART I

ITEM 1. BUSINESS

General

      Your partnership is a Delaware limited partnership that owns commercial properties, most of which are net-leased to investment grade corporate tenants, as well as other real estate assets. Your partnership commenced operations on January 1, 2002 following the completion of a transaction that we refer to as the exchange, involving the merger into wholly-owned subsidiaries of your partnership of 90 limited partnerships, each of which owned commercial properties, and the acquisition by your partnership of various assets, including those related to the management or capital structure of those partnerships. See "Structure Chart" below. Each of the 90 partnerships, which we refer to as the "Newkirk partnerships", was organized and sponsored by Integrated Resources, Inc. between 1978 and 1984 and owned one or more commercial properties that we refer to as the "Newkirk properties". Integrated Resources filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and is no longer in existence. Members of the Newkirk Group, which consists of affiliates of Apollo Real Estate Fund III, L.P., executive officers of Winthrop Financial Associates, and affiliates of Vornado Realty Trust, first acquired interests in the Newkirk partnerships in 1997.

      Your partnership's initial capital structure consisted of units of limited partnership interest, which we refer to as units, that were issued in the exchange. These units were not registered under the Securities Act of 1933 (the "Securities Act") in reliance on an exemption from registration under that Act. There is no public market for the units, and there are substantial restrictions on the transfer of units.

      As of March 29, 2004, there were 6,310,983 units outstanding, 6,121,990 of which were issued in the exchange and the balance of which were issued in a subsequent transaction. The outstanding units reflect the repurchase by your partnership of 128,820 units issued in the exchange.

Description of Assets

      General. As of December 31, 2003, your partnership owned an interest in 225 of the Newkirk properties, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, including 43 properties that are owned by partnerships whose operations are consolidated for financial reporting purposes with those of your partnership, substantially all of the interests in two entities that hold unsecured debt obligations of your partnership, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership or an affiliate of your partnership's general partner controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by 9 other partnerships. As of December 31, 2003, your partnership's commercial properties represented approximately 86% of the total value of your partnership's assets.

      Properties. The table below summarizes as of December 31, 2003, information on the 225 Newkirk properties and 43 properties owned by 7 limited partnerships whose operations are consolidated for financial reporting purposes with those of your partnership. We refer to the partnerships that own the 43 properties as the consolidated partnerships and their properties as the consolidated properties.

      Property Type                            Number         Square Footage
      -------------                            ------         --------------

      Office                                         39          7,724,000
      Retail                                        206          6,441,000
      Other                                          23          5,277,000
                                             ----------         ----------
               TOTAL                                268         19,442,000
                                             ==========         ==========

      The primary lease terms on the properties generally range from 20 to 25 years from their original commencement dates (between 1977 and 1984) with primary term rents, typically above market, which, in most cases, fully amortize the first mortgage debt on the properties. In addition, tenants generally have multiple renewal options, with rents, on average, below market.

      Below is a listing of tenants which accounted for 3% or more of the aggregate rental revenues in 2003 from the Newkirk properties and the consolidated properties:

                                                    Square Feet             2003          Percentage of Aggregate
      Tenant                                           Leased           Revenues ($)         Rental Revenues
      ------                                           ------           ------------         ---------------
      Raytheon (1)                                   2,006,993          $40,421,162               13.63%
      Albertson's, Inc.                              2,609,979           29,857,244               10.07%
      USF&G/The St Paul Co.                            530,000           25,532,489                8.61%
      Honeywell                                        727,557           19,799,258                6.68%
      Federal Express                                  592,286           14,811,530                5.00%
      Cummins Engine Company, Inc.                     390,100           13,557,463                4.57%
      Owens-Illinois                                   707,482           13,363,280                4.51%
      Entergy Gulf States                              453,189           11,394,759                3.84%
      Stater Bros. Markets                           1,434,152            9,319,153                3.14%

----------
(1) Property leased to Raytheon represented approximately 12.4% of your partnership's total assets as of December 31, 2003. Raytheon is a public company subject to the reporting requirements under the Securities Exchange Act of 1934. As of December 31, 2003, no other lessee leased property representing more than 10% of your partnership's total assets.

      The following chart sets forth certain information as of December 31, 2003 concerning lease expirations on the Newkirk properties and the consolidated properties (assuming no renewals) from 2004 to 2013:

                Number of Properties    Approximate Aggregate
                      at which            sq/ft. Covered by               Rental for           Percentage of Total
                   Lease Expires           Expiring Leases          Leases Expiring ($) (1)    Annualized Rental (1)
                   -------------           ---------------          -----------------------    ---------------------
2004                     29                      405,063                    4,227,142                   1.60%
2005                     23                    1,003,143                    6,083,467                   2.30%
2006                     30                    2,410,240                   26,982,528                  10.22%
2007                     32                    3,005,442                   37,284,017                  14.12%
2008                     89                    7,588,666                  109,912,613                  41.62%
2009                     42                    2,622,307                   62,126,878                  23.52%
2010                     1                       820,868                    2,780,007                   1.05%
2011                     2                       154,700                    2,176,540                   0.82%
2012                     9                       395,000                    3,187,136                   1.21%
2013                     1                        39,600                      788,722                   0.30%

----------
      (1) Based on estimated base rent for the year ended December 31, 2004 and excludes rent on a property in Dallas, Texas with multiple tenants. See "ITEM 2. PROPERTIES."

      Please see "ITEM 2. PROPERTIES" for more detailed information regarding your partnership's properties.

      Limited Partnership Interests in Other Partnerships. Your partnership owns between 32.1% and 60.5% of the limited partnerships interests in the consolidated partnerships as well as between .5% and 36.88% of the limted partnerships interests in 8 other partnerships that own commercial net leased properties. We refer to these latter partnerships as the unconsolidated partnerships.

      General Partner Interests. Your partnership or an affiliate of your general partner controls each of the general partners of (i) the 7 consolidated partnerships, (ii) the 8 unconsolidated partnerships and (iii) 6 other partnerships that own commercial net leased properties. Your partnership has only a negligible economic interest, if at all, in each general partner entity that it controls.

      The Management Company. Your partnership holds a 50.01% interest in Newkirk Capital LLC. Newkirk Capital's wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management services for your partnership and 9 other limited partnerships, the general partners of which are controlled by your partnership. In 2002, $7,373,196 of asset management fees were paid, or accrued for payment, to Newkirk Asset Management for services to your partnership and the other partnerships. In 2003 approximately $7,000,000 of asset management fees were paid, or accrued for payment, to Newkirk Asset Management. For financial statement purposes, management fees received from the partnerships that own the Newkirk properties and the consolidated properties are eliminated in consolidation. Newkirk Asset Management also provides services in connection with the sale, refinancing and re-leasing of properties owned by your partnership and other partnerships for additional fees. In turn, Newkirk Asset Management presently retains Winthrop Financial Associates, an affiliate of your partnership's general partner, to perform accounting, asset management and investor relations services for an annual fee of $1,800,000, subject to adjustment based on increases in the Consumer Price Index (the "CPI"). The adjustment for 2003 was 2.4% bringing the fee to $1,843,200. All of the fees paid to Newkirk Asset Management inure to the benefit of your partnership and its partners. Your partnership realizes the benefits of the fee payments through its ownership interest in Newkirk Capital and through its ownership of Newkirk Finco LLC (discussed below). A substantial portion of these fees are not reflected in your partnership's financial statements as they are eliminated in consolidation.

      Pursuant to the terms of Newkirk Capital's Limited Liability Company Agreement, Administrator LLC, which holds the 49.99% interest in Newkirk Capital, is entitled to receive 100% of the distributions paid by Newkirk Capital until Administrator LLC receives $2,568,000 annually and thereafter, the balance of the distributions are paid to your partnership. Administrator LLC is owned by former principals and employees of Integrated Resources, Inc. and is not affiliated with the Newkirk Group. Those individuals owned various assets, including interests in the general partners, related to the Newkirk partnerships. In 1997, entities controlled by those individuals sold to members of the Newkirk Group assets related to the Newkirk partnerships which assets were eventually acquired by your partnership in the exchange. As part of the 1997 transaction members of the Newkirk Group made a $40 million loan to Administrator LLC. The priority distribution to Administrator LLC enables Administrator LLC to pay interest on the promissory note evidencing the loan. The note is held by Newkirk Finco LLC which is wholly-owned by your partnership. Accordingly, your partnership effectively receives 100% of the fees paid to Newkirk Capital. The note bears interest at a rate of 6.42% per annum and matures on November 20, 2007. Prior to maturity, the note requires payments of interest only. The note is secured solely by Administrator LLC's 49.99% membership interest in Newkirk Capital and is otherwise non-recourse. Accordingly, if Administrator LLC were to default on the note, Newkirk Finco LLC would have the ability to foreclose on Administrator LLC's interest in Newkirk Capital. To ensure payment of interest on the note, Administrator LLC has directed Newkirk Capital to pay directly to Newkirk Finco LLC all distributions payable to Administrator LLC in respect of its interest in Newkirk Capital. As owner of Newkirk Finco LLC, your partnership will receive as interest payments the amount of any distributions made by Newkirk Capital to Administrator LLC. Your partnership's ownership interest in Newkirk Capital is pledged to Administrator LLC to secure certain obligations owed to Administrator LLC by the Newkirk Group. Creditworthy affiliates of the Newkirk Group have agreed to indemnify your partnership for losses that it may incur as a result of the failure of the Newkirk Group to satisfy such obligations.

      First Mortgage Interests. Your partnership owns the three most junior classes of interests in a securitized pool of first mortgages with respect to 31 first mortgage loans encumbering a total of 65 of the Newkirk properties, two of the consolidated properties and one other property owned by partnerships that are controlled by affiliates of your partnership's general partner. In general, the classes of interests in the pool of first mortgage loans represent priorities of payments. When a payment is made by your partnership on one of these loans, the first amounts are used to make the required payments to the holders of senior interests. As a result, if the number of loan defaults results in loan payments insufficient to fully satisfy the payments due on all interests, payments will be made in the order of priority until all required payments are made. If there is a default in the payment due on any interest the entire loan is in default. However, in determining whether and when to exercise various remedies upon a default, the servicer (the entity that manages the trust fund into which the loans are pooled) must take into consideration what is best for all interest holders.

      The interests held by your partnership are subordinate to interests which had an original principal balance of $371,506,000 and a balance at December 31, 2003 of $179,257,000.. The following table provides certain information with respect to each of the first mortgage interests held by your partnership.

                                        Class E         Class F        Class G
                                      Certificate     Certificate    Certificate
                                      -----------     -----------    -----------

Contractual Principal Amount
   at December 31, 2003               $4,824,000       $3,859,000     $5,794,000
Interest Rate                             8.33%           8.38%          8.33%
Rating (Standard & Poor's)                 BB               B          Not Rated

      Unsecured Loans. Your partnership beneficially owns 97.775% of the interests in NK-Leyden Loan, L.P. which holds a $1,905,000 unsecured note of your partnership and 97.324% of the interests in NK-Dautec Loan, L.P., which holds a $1,075,000 unsecured note of your partnership. Your partnership acquired these interests in connection with the exchange in order to substantially reduce debt service costs associated with two properties owned by your partnership and to eliminate potential conflicts relating to the unsecured loans in each case, by owning a significant portion of the entity to which your partnership is indebted. The remaining interests in these two entities are held by unaffiliated third parties.

      The $1,905,000 note provides for the payment of interest only at a basic rate of 8% per annum until maturity on December 31, 2006. Additional interest, which together with the basic interest can aggregate up to 25% per annum, is payable after the establishment of reserves. Interest is payable solely out of excess cash flow (as defined under the loan) from a property owned by your partnership in Toledo, Ohio. Your partnership has the right to extend the loan for 10 years. In that event the unpaid balance on the loan (including accrued but unpaid interest) will thereafter bear interest at 18% per annum and be required to be self-amortized over the remaining term of the loan. The principal amount outstanding on this note at December 31, 2003 and 2002 was $1,905,000. For financial statement purposes, the principal balance and interest income are eliminated in consolidation.

      The $1,075,000 note matures on May 1, 2008 and provides for payments of principal and interest solely out of excess cash flow (as defined under the loan) from a property owned by your partnership in New Kingston, Pennsylvania. The basic interest rate is 8% per annum and additional interest, which together with the basic interest can aggregate up to 18% per annum, is payable if excess cash flow exceeds specified levels. The principal amount outstanding on this note at December 31, 2003 and December 31, 2002 was $685,958 and $865,834, respectively. For financial statement purposes, the principal balance and interest income are eliminated in consolidation.

      The Subordinate Mortgage Interests. In addition to being encumbered by first mortgage loans, 181 of your partnership's Newkirk properties are encumbered by second mortgage loans which as of December 31, 2003 had an outstanding balance, including accrued interest, of approximately $354,952,000. Prior to the transactions described below, affiliates of your partnership's general partner, through a limited partnership called T-Two Partners, owned subordinated beneficial interests in these and certain other second mortgage loans. Senior beneficial interests in the second mortgage loans were held by an unaffiliated entity and three junior tranches of such senior beneficial interests were held by certain members of the Newkirk Group. Also prior to the transactions described below, the owners of T-Two Partners had an option, which we refer to as the put option, to require your partnership to purchase T-Two Partners in December 2007 in exchange for units in your partnership and your partnership had an option, which we refer to as the call option, to purchase T-Two Partners in January 2008 in exchange for units in your partnership.

      On November 24, 2003, your partnership obtained a $208,473,427 loan from Fleet National Bank that bears interest at a rate elected by your partnership equal to either (1) LIBOR plus 450 basis points or (2) the prime rate charged by Fleet National Bank plus 250 basis points. The loan was obtained to replace your partnership's existing loan from Fleet National Bank, and effectively reduced the interest rate on such borrowing from a minimum of 8.5% to a floating rate which is presently 5.71% and that will in no event exceed 9.5%, after giving effect to the three-year interest rate protection agreement entered into by your partnership. The loan is scheduled to mature on November 24, 2006, subject to two one-year extensions. The loan requires monthly payments of interest only which are currently approximately $976,000 per month. In addition, mandatory prepayments of principal are required from the proceeds of property sales and refinancings and other asset sales, as well as up to $1,312,500 per quarter to the extent that T-Two Partners does not make the required principal payments on the T-Two Loan that is described below. Your partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before November 24, 2004, 1/2% if such prepayment occurs between November 25, 2004 and November 24, 2005 and thereafter with no premium. In addition, your partnership and T-Two Partners may prepay up to $50,000,000 annually of this loan and the T-Two Loan without a premium. The loan is secured by substantially all of the assets of your partnership, and contains customary financial and other covenants consistent with the prior loan from Fleet National Bank. The loan balance at December 31, 2003 was $208,355,757.

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. T-Two Partners used part of the proceeds of the T-Two Loan to purchase the senior beneficial interests in the second mortgage loans encumbering your partnership's and certain other partnerships' properties so that T-Two Partners is now the 100% beneficial owner of these second mortgage loans. We refer to these senior beneficial interests as the T-1 Certificate. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. The loan balance at December 31, 2003 was $315,901,500.

      T-Two Partners will reimburse your partnership for approximately $7,346,000 of closing costs incurred in connection with the Fleet loan and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points.

      Your partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time between November 24, 2006 and November 24, 2009. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      All of the above transactions were entered into in connection with the settlement of an action that had been brought in the Connecticut Superior Court against your partnership's general partner and various of its affiliates. See "ITEM 3. LEGAL PROCEEDINGS."

      On November 23, 2003, your partnership also acquired from T-Two Partners a second mortgage loan on a property in El Segundo, California in which your partnership has a 53% interest. The mortgage loan was acquired for $6,250,000 which represented its principal balance and accrued interest. The mortgage loan bears interest at 8.0% per annum and matures in December 2023.

STRUCTURE CHART

      Set forth below is a chart setting forth the structure of your partnership.

                          MASTER PARTNERSHIP STRUCTURE

          ----------------------------                ---------------------------            ---------------------------
           Former Limited Partners of
          the Newkirk Partnerships (1)                        MLP GP LLC (2)                     The Newkirk Group (3)
            (Other than the Newkirk
                      Group)
          ----------------------------                ---------------------------            ---------------------------
              LIMITED PARTNER      \             GENERAL  PARTNER  |           LIMITED PARTNER /
                                    \                              |                          /
                              19.5%  \                             |                         /  80.5%
                                      \                            |                        /
                                       \                           |                       /
                                        \                          |                      /
                             -------------------------------------------------------------------------

                                                          THE NEWKIRK MASTER
                                                         LIMITED PARTNERSHIP

                             -------------------------------------------------------------------------
                                  /            /        |          |            \                    \
                                 /            /         |          |             \                    \
                                /            /          |          |              \                    \
                               /            /           |          |               \                    \
                              /  100%      /  100%      |          |  100%          \  100%              \  50.01%
                             /            /             |          |                 \                    \
-------------------------------    -------------------  | ------------------    ---------------------    -----------------------
Subsidiary Limited Partnerships    Limited Partnership  | Newkirk GP LLC (6)    Newkirk Finco LLC (7)    Newkirk Capital LLC (8)
which hold the Newkirk             interests (5)        |
properties (4)                                          |
-------------------------------    -------------------  | ------------------    ---------------------    -----------------------
                                                        |
                                                        |
       |-------------------|------------------|------------------|----------------|---------------------------|
       |  100%             |  100%            |  97.775%         |  97.324%       |  100%                     |  100%
       |                   |                  |                  |                |                           |
----------------   -----------------   ---------------   ---------------   ---------------   ------------------------------------
NK-Remainder       Option to Acquire   NK-Leyden         NK-Dautec         Secured Debt      NK First Loan E Certificate LLC
Interest LLC (9)   Subordinate         Loan, L.P. (11)   Loan, L.P. (11)   Obligation (12)   NK First Loan F Certificate LLC
                   Mortgage                                                                  NK First Loan G Certificate LLC (13)
                   Interests (10)
----------------   -----------------   ---------------   ---------------   ---------------   ------------------------------------

(1) As a result of the exchange, the outstanding limited and general partnership interests in the Newkirk partnerships held by "accredited investors" (as that term is defined pursuant to Regulation D under the Securities Act) were converted into the right to receive units. Limited partners in Newkirk partnerships who were not "accredited investors" received a one-time cash payment in exchange for their limited partnership interests.

(2) This entity is the general partner of your partnership, but has no economic interest in your partnership. It is owned by affiliates of Vornado Realty Trust and executives of Winthrop Financial Associates.

(3) The Newkirk Group consists of affiliates of Apollo Real Estate Investment Fund III, L.P., executive officers of Winthrop Financial Associates and affiliates of Vornado Realty Trust. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS" for more information on the allocation of units in your partnership among members of The Newkirk Group.

(4) As part of the exchange, which took place on January 1, 2002, each Newkirk partnership was merged with and into a separate newly formed limited partnership that is wholly owned by your partnership, as a result of which your partnership became the owner of the properties and other assets previously owned by the Newkirk partnerships, subject to the liabilities of such partnerships.

(5) Consists of limited partnership interests in the consolidated partnerships and the unconsolidated partnerships. See "- Description of Assets - Properties" above.

(6) Controls the general partner interests in (i) 3 of the consolidated partnerships, (ii) 3 of the unconsolidated partnerships and (iii) 6 additional partnerships that own net leased property. See "- Description of Assets - The Management Company" above.

(7) Holds a non-recourse note from the minority partner in Newkirk Capital LLC, your partnership's management company, secured solely by the minority partner's membership interest in Newkirk Capital LLC. See "- Description of Assets - The Management Company" above.

(8) Performs management services for your partnership and 9 other affiliated partnerships for which it receives fees. See "- Description of Assets - The Management Company" above.

(9) Owns ground leases, or owns or has the right to acquire remainder interests, in the land underlying certain properties owned by your partnership and other real estate limited partnerships.

(10) The subordinated mortgage interests are held by T-Two Partners, L.P., which is owned by NK-CR Holdings LLC and Holdings Subsidiary LLC, affiliates of The Newkirk Group. Your partnership has the right to acquire T-Two Partners, L.P. between November 2006 and November 2009. See "- Description of Assets - The Subordinate Mortgage Interests" above.

(11) Holds an unsecured debt obligation of your partnership. See "- Description of Assets - Unsecured Loans" above.

(12) Secured debt obligation of Cenland Associates Limited Partnership. This obligation was fully satisfied in 2003. See "ITEM 2. PROPERTIES - Property Matters.

(13) Own subordinated interests in a securitized pool of first mortgage indebtedness with respect to 31 first mortgage loans encumbering a total of 65 of the Newkirk properties, two of the consolidated properties and one other property owned by affiliated partnerships. See "- Description of Assets - First Mortgage Interests" above.

Description of Indebtedness

      See "- Description of Assets - The Subordinate Mortgage Interests" for a description of your partnership's loan with Fleet National Bank and the related T-Two Loan to T-Two Partners. The loan requires your partnership and T-Two Partners to maintain an aggregate minimum consolidated debt service coverage ratio (i.e., the ratio of your partnership's and T-Two Partners' consolidated net cash revenues from investments, exclusive of debt payable to T-Two Partners, before property-level debt service to their total consolidated debt service) of at least 1.15 during the initial 36 month term and at least 1.25 during the extension periods. Your partnership and T-Two Partners are also required to maintain an aggregate minimum debt service coverage ratio (i.e., the ratio of your partnership's and T-Two Partners' net cash revenue from investments, exclusive of debt payable to T-Two Partners, after property-level debt service to unconsolidated debt service) of at least 1.75 during the initial 36 month term or 2.0 during the extension periods. If your partnership's and T-Two Partners' aggregate debt service coverage ratio falls below 1.75 during the initial 36 month term or 2.0 during the extension periods, then all cash flow of your partnership and T-Two Partners will be deposited into a cash sweep account as additional collateral for the loan and your partnership would be prohibited from making distributions. As of December 31, 2003, your partnership's and T-Two Partners aggregate consolidated debt service coverage ratio was 1.28 and their debt service coverage ratio was 3.57. Your partnership's general partner believes that your partnership will be able to maintain the required ratios and does not anticipate that the maintenance of these ratios will have an adverse impact on your partnership's financial condition.

      Your partnership is also required to maintain a consolidated leverage ratio (i.e., the ratio of (i) your partnership's and T-Two Partners' allocable share of all indebtedness with respect to investments plus the outstanding balance under the loan and the T-Two Loan, but exclusive of the mortgage indebtedness of your partnership owed to T-Two Partners, to (ii) your partnership's allocable share of its investments, with your partnership's properties being valued based on discounted cash flow, during the first, second and third years of the initial term of the loan and during the extension periods, if any, of not more than 70%, 67%, 65%, 60% and 55%, respectively. In addition, your partnership is required to maintain minimum liquid assets of at least $5,000,000 and a minimum consolidated net worth, with your partnership's properties being valued based on discounted cash flow, equal to $500,000,000 during the initial loan term, $525,000,000 during the first extended term and $550,000,000 during the second extended term. The loan also limits your partnership's ability to incur any direct debt or contingent liabilities.

      See "ITEM 2. PROPERTIES" for information on your partnership's mortgage indebtedness.

Unit Repurchase

      On February 1, 2004, your partnership purchased from its limited partners 8,408 units at a price of $35 per unit. Your partnership had purchased 115,000 units from its limited partners for $35 per unit in February 2003.

Business Objectives and Strategies; Future Intentions

      In general, your partnership seeks to enhance the value of your units by availing itself of investment and development opportunities relating to existing properties as well as by seeking other potential strategic transactions such as the sale of your partnership to a third party.

Industry Segments and Seasonality

      Your partnership's primary business is the ownership and management of commercial net-leased properties. Most of your partnership's tenants are investment-grade corporate tenants. The largest single tenant leased multiple properties and accounted for approximately 13.63% of your partnership's rental revenues from the Newkirk properties and the consolidated properties for 2003. Reference is made to " - Description of Assets - Properties" above for additional information on your partnership's most significant tenants. Our business is not seasonal.

Competition

      Numerous lessors and developers compete with your partnership's properties in attracting tenants and corporate users. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. Some of these competing properties may be newer or better located than your partnership's properties. The number of competitive commercial properties in a particular area could have a material effect on your partnership's ability to lease or develop space. In addition, your partnership may not be in a position to materially benefit from any real estate market appreciation for a number of years due to the fixed rate renewal term rates under the various lease agreements encumbering the properties. Likewise, your partnership will remain subject, after the initial lease terms expire, to downturns in the real estate market and general economic conditions. Your partnership does not operate outside of the United States.

Environmental Regulations

      Under various federal, state and local laws and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. Under such laws and regulations, an owner or entity who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of all such substances at such facility, whether or not such facility is owned or operated by such person. Some laws and regulations impose liability for the release of certain materials into the air or water from a property, including asbestos, and such release can form the basis for liability to third parties for personal injury or other damages. Other laws and regulations can limit the development of and impose liability for the disturbance of wetlands or the habitats of threatened or endangered species.

      Almost all of your partnership's properties are net-leased, and tenants are therefore generally required to pay all of the expenses relating to the leased property. Accordingly, your partnership's general partner believes that compliance with federal, state and local provisions otherwise relating to the properties or the environment will not have a material effect on the capital expenditures, earnings or competitive position of your partnership. However, no assurance can be given that material environmental liabilities do not exist, that despite the leases in place your partnership will not be held liable for environmental liabilities, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to your partnership, that a material environmental condition does not otherwise exist as to any one or more of your partnership's properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures have been made by your partnership to date relating to environmental matters.

Employees

      Your partnership has no employees. Winthrop Financial Associates, A Limited Partnership, executive officers of which jointly own your partnership's general partner with an affiliate of Vornado Realty Trust, provides the services of some of its employees, including the executive officers of the manager of your partnership's general partner, to perform asset management services for us. Your partnership anticipates that each executive officer of the manager of our general partner will devote a significant portion of his or her time to the business of Winthrop Financial Associates and its other affiliates. Winthrop receives an annual fee of $1,800,000 (subject to adjustment based on increases in the CPI) for its services to your partnership and to 9 other partnerships, the general partners of which are controlled by your partnership. The CPI adjustment for 2003 was 2.4% bringing the fee to $1,843,200.

ITEM 2. PROPERTIES

General

      Substantially all of the Newkirk properties and the consolidated properties are net-leased to investment grade corporate tenants. At December 31, 2003 your partnership had six vacant properties that were not subject to leases. These properties contained an aggregate of 111,000 square feet or approximately ..6% of the total space of all properties. Your partnership also had one multi-tenanted property containing approximately 151,000 square feet or approximately .8% of the total space of all properties. This property was sold in January 2004. Your partnership's remaining properties are net leased to various tenants. The leases are similar in many respects and generally: (i) provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; (ii) obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; (iii) require the tenant to maintain insurance against casualty and liability losses; (iv) permit the tenant to sublet the property; and (v) afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that continued use and occupancy of the property would be uneconomic or unsuitable. Many of the leases grant the tenant an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a purchase price equal to the fair market value of such property. Your partnership maintains insurance on properties that are not leased and the general partner believes that your partnership's properties are adequately covered by insurance.

      The following table sets forth certain information on the Newkirk properties and the consolidated properties as of December 31, 2003. Except as otherwise indicated in the table, the ownership interest is a fee interest in the underlying land.

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
OFFICE:
  Arkansas            Little Rock                      36,000            12.31        Entergy Gulf States                 2005/2030
                      Pine Bluff                       27,000            13.63        Entergy Gulf States                 2005/2030

  California          El Segundo (4)                  185,000            16.10        Raytheon                            2008/2038
                      El Segundo (4)                  185,000            16.10        Raytheon                            2008/2038
                      Long Beach (1)(3)               478,000            35.51        Raytheon                            2008/2038
                      Walnut Creek (1)                 55,000            37.52        Hercules Credit, Inc.               2007/2037

  Colorado            Colorado Springs                 71,000            31.13        Federal Express Corporation         2008/2038

  Connecticut         Clinton (1) (14)                 41,000            15.12        Cheeseborough Ponds                 2008/2033

  Florida             Orlando(1)                      184,000             5.22        Martin Marietta Corporation         2008/2038
                      Orlando(1)                      357,000            12.97        Harcourt Brace & Company            2009/2039

  Indiana             Columbus (1)                    390,000            23.46        Cummins Engine Company Inc.         2009/2039

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
  Kentucky            Owensboro (1) (14)              443,000             9.19        Ragu Foods                          2008/2033

  Louisiana           New Orleans (1) (15)            222,000            20.86        Hibernia Bank                       2008/2033
                      New Orleans                     181,000            20.19        Hibernia Bank                       2008/2033

  Maryland            Baltimore(1)                    530,000            48.14        USF&G/The Saint Paul Co.            2009/2039

  Missouri            Bridgeton(1)                     54,000            10.58        The Kroger Co.                      2006/2031

  New Jersey          Carteret                         96,000            18.25        Supermarkets General Corp.          2011/2036
                      Elizabeth                        30,000            25.73        Summit Bank                         2008/2038
                      Morris Township(1)(5)           225,000            26.20        Honeywell                           2008/2038
                      Morris Township(1)(5)            50,000            29.41        Honeywell                           2008/2038
                      Morris Township(1)(5)           137,000            25.99        Honeywell                           2008/2038
                      Morris Township (9)             221,000            23.05        Crum & Forster                      2022/2042
                      Morristown(1)                   316,000            27.87        Honeywell                           2008/2038
                      Plainsboro(1)                     2,000            77.97        Summit Bank                         2008/2038

  Nevada              Las Vegas                       282,000            24.63        Nevada Power Company                2014/2039

  Ohio                Miamisburg(1)                    61,000            11.62        The Mead Corporation                2008/2038
                      Miamisburg(1)                    86,000             6.01        Reed Elsevier, Inc.                 2008/2038
                      Toledo(1)                       707,000            18.89        Owens-Illinois                      2006/2036

  Pennsylvania        Allentown                        71,000             6.54        First Union Corp.                   2005/2025

  Tennessee           Johnson City                     64,000            10.58        SunTrust Bank                       2006/2031
                      Kingport                         43,000            10.98        American Electric Power             2008/2038
                      Memphis(1)                      521,000            24.65        Federal Express Corporation         2009/2039
                      Memphis(1)                       75,000            16.57        The Kroger Co.                      2008/2038

  Texas               Beaumont(1)                     426,000            26.46        Entergy Gulf States                 2007/2037
                      Beaumont                         50,000            29.10        Allied Lakewood Bank                2007/2037
                      Bedford(1)                      207,000            12.65        Team Bank                           2004/2039
                      Dallas (3 buildings)            185,000            16.39        Allied Lakewood Bank                2007/2037
                      Dallas(6)                       151,000            18.66        (6)                                    (6)
                      Garland (18)                    279,000            19.13        E-Systems, Inc.                     2006/2036
                                                  -----------           ------

             TOTAL/AVERAGE OFFICE                   7,724,000            21.90
                                                  ===========           ======

RETAIL:
  Alabama             Dothan(1)                        54,000             3.94        Albertson's Inc.                    2005/2035
                      Florence(1)                      42,000            15.65        The Kroger Co.                      2008/2038
                      Hunstville(1)                    60,000             7.45        Albertson's Inc.                    2007/2037
                      Huntsville(1)                    58,000             5.98        Albertson's Inc.                    2006/2036
                      Montgomery(1)                    54,000             3.14        Albertson's Inc.                    2005/2010
                      Montgomery                       66,000            10.35        Albertson's Inc.                    2007/2037

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
                      Tuscaloosa(1)                    53,000             4.22        Albertson's Inc.                    2005/2020

  Arizona             Ajo                              10,000             7.16        Albertson's Inc.                    2004/2039
                      Bisbee(1)                        30,000             9.06        Safeway, Inc.                       2009/2039
                      Glendale                          3,000            13.74        CSK Auto                            2004/2039
                      Mesa                              3,000            15.08        CSK Auto                            2004/2039
                      Mesa                              3,000            11.10        CSK Auto                            2009/2039
                      Mesa                              3,000            15.06        CSK Auto                            2004/2039
                      Phoenix                           3,000            10.40        CSK Auto                            2004/2039
                      Phoenix (9)                       3,000            12.07        CSK Auto                            2004/2039
                      Tucson                            3,000            37.21        CSK Auto                            2004/2039
                      Tucson(1)                        37,000             9.77        Safeway, Inc.                       2009/2039

  California          Anaheim(1)                       26,000             7.02        Stater Bros. Markets                2008/2038
                      Atascadero                        4,000            18.29        CSK Auto                            2009/2039
                      Barstow                          30,000             7.15        Stater Bros. Markets                2008/2038
                      Beaumont                          4,000            17.36        CSK Auto                            2009/2039
                      Beaumont                         29,000             5.58        Stater Bros. Markets                2008/2038
                      Calimesa                         29,000             6.99        Stater Bros. Markets                2008/2038
                      Colton                           73,000             4.44        Stater Bros. Markets                2008/2038
                      Colton                           26,000             6.03        Stater Bros. Markets                2008/2038
                      Corona(1)                        33,000             7.76        Stater Bros. Markets                2008/2038
                      Corona(1)                         9,000            26.43        Mark C. Bloome                      2007/2037
                      Costa Mesa(1)                    18,000            10.56        Stater Bros. Markets                2008/2038
                      Costa Mesa(1)                    17,000            11.63        Stater Bros. Markets                2008/2038
                      Desert Hot Springs(1)            29,000             5.61        Stater Bros. Markets                2008/2038
                      Downey                           39,000            12.09        Albertson's Inc.                    2007/2037
                      El Toro                          11,000            13.20        GoodYear Tire                       2009/2039
                      Fontana                          26,000             6.26        Stater Bros. Markets                2008/2038
                      Garden Grove(1)                  26,000             6.82        Stater Bros. Markets                2008/2038
                      Glen Avon Heights(1)             42,000             6.00        Stater Bros. Markets                2008/2038
                      Huntington Beach                 44,000            12.61        Albertson's Inc.                    2009/2039
                      Indio(1)                         10,000            22.70        Mark C. Bloome                      2007/2037
                      Lancaster                        42,000            12.75        Albertson's Inc.                    2009/2039
                      Livermore(1) (13)                53,000            10.73        Albertson's Inc.                    2006/2036
                      Lomita(1)                        33,000            10.24        Alpha Beta Company                  2006/2033
                      Mammoth Lakes(1)                 44,000            18.33        Safeway, Inc.                       2007/2037
                      Mojave(1)                        34,000             6.55        Stater Bros. Markets                2008/2038
                      Morgan Hill                      10,000             7.60        GoodYear Tire                       2009/2039
                      Ontario(1)                       24,000             7.64        Stater Bros. Markets                2008/2038
                      Orange(1)                        26,000             9.81        Stater Bros. Markets                2008/2038
                      Paso Robles                       7,000            10.72        CSK Auto                            2009/2039
                      Pinole(1)                        58,000             7.16        Alpha Beta Company                  2011/2036
                      Pleasanton                      175,000             6.73        Federated Department Stores         2012/2040
                      Rancho Cucamonga                 24,000             7.26        Stater Bros. Markets                2008/2038
                      Redlands                         11,000             6.21        GoodYear Tire                       2009/2039
                      Rialto                           29,000             5.74        Stater Bros. Markets                2008/2038
                      Rubidoux                         39,000             4.97        Stater Bros. Markets                2008/2038
                      San Bernadino                    30,000            10.02        Stater Bros. Markets                2008/2038

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
                      San Bernadino                    40,000             7.23        Stater Bros. Markets                2008/2038
                      San Diego(1)                    226,000             7.08        Nordstrom, Inc.                     2016/2036
                      San Pablo                         5,000            15.08        CSK Auto                            2004/2039
                      Santa Ana(1)                     26,000             7.23        Stater Bros. Markets                2008/2038
                      Santa Monica                    150,000             5.74        Federated Department Stores         2012/2040
                      Santa Rosa (13)                  22,000             8.34        Albertson's Inc.                    2006/2036
                      Simi Valley(1)                   40,000            12.03        Albertson's Inc.                    2008/2038
                      Sunnymead                        30,000             7.18        Stater Bros. Markets                2008/2038
                      Tustin (1) (16)                  72,000             1.99        Mervyn's                            2009/2033
                      Union City                       10,000             8.13        GoodYear Tire                       2009/2039
                      Ventura(1)                       40,000            19.92        City of Buenaventura                2013/2013
                      Westminster                      26,000             9.09        Stater Bros. Markets                2008/2038
                      Yorba Linda                      11,000             8.56        GoodYear Tire                       2009/2039
                      Yucaipa                          31,000             4.13        Stater Bros. Markets                2008/2038

  Colorado            Aurora(13)                       41,000             6.88        Albertson's Inc.                    2005/2035
                      Aurora(13)                       29,000             9.25        Albertson's Inc.                    2005/2035
                      Aurora(1)                        42,000             5.06        Albertson's Inc.                    2006/2036
                      Aurora(1)                        24,000            21.26        Safeway, Inc.                       2007/2037
                      Federal Heights                   3,000            14.16        CSK Auto                            2004/2039
                      Littleton(13)                    29,000             8.85        Albertson's Inc.                    2005/2035
                      Littleton                        39,000            12.17        Albertson's Inc.                    2009/2039
                      Pueblo                            3,000            14.39        CSK Auto                            2004/2039

  Florida             Bradenton                        60,000            12.16        Albertson's Inc.                    2007/2037
                      Cape Coral                       30,000            14.85        Albertson's/Lucky Stores            2008/2038
                      Casselberry(1)                   68,000            11.26        Albertson's Inc.                    2007/2037
                      Gainesville                      41,000            12.53        Albertson's/Lucky Stores            2008/2038
                      Largo(13)                        54,000             6.90        Albertson's Inc.                    2005/2035
                      Largo                            40,000            14.86        Albertson's/Lucky Stores            2008/2038
                      Largo                            30,000            12.95        Albertson's/Lucky Stores            2008/2038
                      Orlando(1)                       58,000             5.67        Albertson's Inc.                    2006/2036
                      Pinellas Park                    60,000            11.74        Albertson's Inc.                    2007/2037
                      Port Richey(1)                   54,000             4.02        Albertson's Inc.                    2005/2035
                      Stuart(1) (7)                    54,000               --        Vacant
                      Tallahassee(1)(13)               54,000             4.15        Albertson's Inc.                    2005/2035
                      Venice                           42,000            12.60        Albertson's Inc.                    2006/2036

  Georgia             Atlanta(1)                        6,000            33.11        Bank South, N.A.                    2009/2039
                      Atlanta(1)                        4,000            37.25        Bank South, N.A.                    2009/2039
                      Chamblee(1)                       5,000            35.81        Bank South, N.A.                    2009/2039
                      Cumming(1)                       14,000            25.83        Bank South, N.A.                    2009/2039
                      Duluth(1)                         9,000            26.52        Bank South, N.A.                    2009/2039
                      Forest Park(1)                   15,000            24.84        Bank South, N.A.                    2009/2039
                      Jonesboro(1)                      5,000            29.19        Bank South, N.A.                    2009/2039
                      Stone Mountain (1)                6,000            30.84        Bank South, N.A.                    2009/2039

  Idaho               Boise                            37,000            15.76        Albertson's Inc.                    2007/2037
                      Boise(1)                         43,000             8.05        Albertson's Inc.                    2008/2038

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
  Illinois            Champaign                        31,000             5.55        Albertson's/Lucky Stores            2008/2038
                      Freeport                         30,000            12.77        Albertson's/Lucky Stores            2008/2038
                      Rock Falls                       28,000            14.57        Albertson's/Lucky Stores            2008/2038

  Indiana             Carmel                           39,000             4.11        Marsh Supermarkets, Inc.            2008/2038
                      Lawrence                         29,000             6.72        Marsh Supermarkets, Inc.            2008/2038

  Kentucky            Louisville(1)                    10,000            11.57        The Kroger Co.                      2006/2011
                      Louisville(1)                    40,000            16.45        The Kroger Co.                      2006/2036

  Louisiana           Baton Rouge                      58,000            12.21        Albertson's Inc.                    2007/2037
                      Minden                           35,000            11.55        Safeway, Inc.                       2007/2037

  Montana             Billings(1)                      41,000             9.05        Safeway, Inc.                       2007/2015
                      Bozeman(1)(13)                   21,000             5.83        Albertson's Inc.                    2005/2030

  Nebraska            Omaha                            73,000             5.32        Albertson's Inc.                    2006/2036
                      Omaha                            66,000            10.71        Albertson's Inc.                    2007/2037
                      Omaha                            67,000            10.99        Albertson's Inc.                    2007/2037

  Nevada              Las Vegas(13)                    38,000             7.68        Albertson's Inc.                    2005/2035
                      Las Vegas(1)                     60,000             7.57        Alpha Beta Company                  2006/2021
                      Las Vegas(1)                     38,000            14.13        Albertson's Inc.                    2008/2023
                      Las Vegas                         3,000            20.58        CSK Auto                            2009/2039
                      Las Vegas                         3,000            12.35        CSK Auto                            2004/2039
                      Reno(1)                          42,000            13.16        Albertson's Inc.                    2007/2037

  New Jersey          Garwood(1)                       52,000            11.91        Supermarkets General Corp.          2006/2021

  New Mexico          Albuquerque (9)                   3,000            12.61        CSK Auto                            2004/2039
                      Albuquerque(1)                   35,000            18.70        Safeway, Inc.                       2007/2037
                      Deming                            3,000            13.74        CSK Auto                            2004/2039
                      Farmington                        3,000            11.87        CSK Auto                            2009/2039
                      Las Cruces                       30,000            14.64        Albertson's Inc.                    2007/2037

  New York            Portchester(1)                   59,000            18.89        Supermarkets General Corp.          2008/2023

  North Carolina      Charlotte                        34,000             2.90        Food Lion Stores, Inc.              2008/2038
                      Concord                          32,000             6.09        Food Lion Stores, Inc.              2008/2038
                      Jacksonville                     23,000             3.63        Food Lion Stores, Inc.              2008/2038
                      Jefferson(1)                     23,000             3.17        Food Lion Stores, Inc.              2008/2013
                      Lexington(1)                     23,000             6.02        Food Lion Stores, Inc.              2008/2038
                      Mint Hill(10)                    23,000               --        Vacant
                      Thomasville                      21,000             5.07        Food Lion Stores, Inc.              2008/2038

  Ohio                Cincinnati(1)                    26,000            14.39        The Kroger Co.                      2006/2011

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
                      Columbus(1)                      34,000            23.44        The Kroger Co.                      2006/2036
                      Franklin                         29,000             3.83        Marsh Supermarkets, Inc.            2008/2038

  Oklahoma            Bethany                           3,000            13.45        CSK Auto                            2004/2039
                      Lawton(1)                        31,000            10.84        Safeway, Inc.                       2009/2039
                      Midwest City                      3,000            15.73        CSK Auto                            2004/2039
                      Oklahoma City (9)                 3,000            13.32        CSK Auto                            2004/2039
                      Warr Acres (9)                    3,000            13.52        CSK Auto                            2004/2039

  Oregon              Beaverton                        42,000            13.02        Albertson's Inc.                    2009/2039
                      Grants Pass(1)                   34,000             8.65        Safeway, Inc.                       2009/2039
                      Portland                         42,000             8.29        Albertson's Inc.                    2006/2036
                      Salem                            52,000             7.81        Albertson's Inc.                    2009/2039

  Pennsylvania        Doylestown                        4,000            38.81        Meritor Savings Bank                2008/2038
                      Lansdale                          4,000            41.04        Meritor Savings Bank                2008/2038
                      Lima                              4,000            44.66        Meritor Savings Bank                2008/2038
                      Philadelphia                     50,000            14.49        Supermarkets General Corp.          2005/2035
                      Philadelphia(8)                   4,000               --        Vacant
                      Philadelphia                      4,000            36.58        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            52.19        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            11.77        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            42.99        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            49.12        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            38.81        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            39.09        Meritor Savings Bank                2008/2038
                      Philadelphia                      4,000            55.26        Meritor Savings Bank                2008/2038
                      Richboro                          4,000            36.02        Meritor Savings Bank                2008/2038
                      Wayne                             4,000            52.75        Meritor Savings Bank                2008/2038

  South Carolina      Moncks Corner(1)                 23,000             2.69        Food Lion Stores, Inc.              2008/2018

  Tennessee           Chattanooga(1)                   42,000            16.81        The Kroger Co.                      2008/2038
                      Paris(1)                         31,000            15.04        The Kroger Co.                      2008/2038

  Texas               Carrolton(1)                     61,000             8.24        Skaggs Alpha Beta                   2006/2036
                      Dallas(1)                        68,000             7.89        The Kroger Co.                      2006/2019
                      Dallas                            3,000            13.34        CSK Auto                            2004/2039
                      Dallas                            3,000            15.15        CSK Auto                            2004/2039
                      El Paso                           3,000            15.66        CSK Auto                            2009/2039
                      El Paso                           3,000            16.66        CSK Auto                            2009/2039
                      Euless                            5,000             8.82        CSK Auto                            2004/2039
                      Fort Worth(1)                    44,000            13.72        Safeway, Inc.                       2007/2037
                      Garland                          40,000            17.05        Safeway, Inc.                       2007/2037
                      Garland (9)                       3,000            14.98        CSK Auto                            2004/2039
                      Granbury(1)                      35,000            12.15        Safeway, Inc.                       2007/2037
                      Grand Prairie(1)                 49,000            10.02        Safeway, Inc.                       2009/2039
                      Greenville(1)                    48,000             4.20        Safeway, Inc.                       2006/2036
                      Hillsboro(1)                     35,000             9.62        Safeway, Inc.                       2007/2037

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
                      Houston(1)                       52,000            14.45        The Kroger Co.                      2006/2036
                      Lubbock(1)(13)                   54,000             3.62        Albertson's Inc.                    2005/2035
                      Lubbock                           3,000            15.55        CSK Auto                            2009/2039
                      Midland                          60,000            10.53        Albertson's Inc.                    2009/2039
                      Odessa (9)                        3,000            14.30        CSK Auto                            2004/2039
                      Rockdale                         44,000             3.80        Wal-Mart Stores, Inc.               2005/2035
                      Taylor                           62,000             3.44        Wal-Mart Stores, Inc.               2005/2035
                      Texarkana (13)                   46,000             7.50        Albertson's Inc.                    2006/2036
                      Woodville                        44,000             3.65        Wal-Mart Stores, Inc.               2005/2035

  Utah                Bountiful(1)                     50,000             7.85        Skaggs Alpha Beta                   2006/2016
                      Sandy(1)                         42,000             4.78        Albertson's Inc.                    2006/2016

  Virginia            Staunton(1)                      23,000             7.20        Food Lion Stores, Inc.              2008/2038

  Washington          Bothell(1)(13)                   28,000             4.69        Albertson's Inc.                    2005/2035
                      Edmonds(1)(13)                   35,000             4.75        Albertson's Inc.                    2005/2025
                      Everett                          35,000            17.22        Albertson's Inc.                    2007/2037
                      Federal Way                      42,000             9.76        Albertson's Inc.                    2007/2037
                      Graham(1)                        45,000             9.22        Safeway, Inc.                       2009/2039
                      Kent                             42,000            12.99        Albertson's Inc.                    2009/2039
                      Milton(1)                        45,000            10.63        Safeway, Inc.                       2009/2039
                      Port Orchard(1)                  28,000             3.57        Albertson's Inc.                    2005/2025
                      Redmond(1)                       45,000            11.26        Safeway, Inc.                       2009/2039
                      Spokane(13)                      42,000             7.03        Albertson's Inc.                    2005/2035
                      Spokane(1)                       39,000             9.63        Safeway, Inc.                       2009/2039
                      Woodinville(1)                   30,000             5.77        Albertson's Inc.                    2006/2031

  Wyoming             Cheyenne(11)                     12,000             5.70        Key Bancshares of Wyoming           2004/2039
                      Cheyenne(13)                     31,000             6.11        Albertson's Inc.                    2006/2036
                      Douglas(11)                      12,000             5.96        Key Bancshares of Wyoming           2004/2039
                      Evanston                         28,000             4.94        Key Bancshares of Wyoming           2004/2039
                      Evanston                         10,000             7.55        Key Bancshares of Wyoming           2004/2039
                      Torrington(11)                   12,000             4.95        Key Bancshares of Wyoming           2004/2039
                                                  -----------           ------

             TOTAL/AVERAGE RETAIL                   6,441,000             9.38
                                                  ===========           ======

OTHER:

  Arizona             Flagstaff                        10,000               --        Vacant  (2)                            --
                      Sun City                         10,000            15.00        Furr's Restaurant Group (2)           2012

  California          Colton                          668,000             3.52        Stater Bros. Markets                2008/2038
                      El Segundo(4)                   959,000            16.10        Raytheon                            2008/2038
                      Long Beach(1)(3)                201,000            14.88        Raytheon                            2008/2038
                      Palo Alto(1)                    123,000            32.37        Xerox Corporation                   2008/2013

  Colorado            Ft. Collins                      10,000            24.96        Lithia Motors (2)                     2012

                                                    Approximate           2004                                              Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                        Option
                           Location               Square Footage          ($)               Principal Tenant             Expiration
                           --------               --------------    ----------------        ----------------             -----------
  Florida             Orlando(1)                      205,000             5.89        Walgreen Co.                        2006/2031

  Maine               North Berwick                   821,000             3.39        United Technologies Corp.           2010/2035

  New Mexico          Carlsbad                         10,000            15.00        Furr's Restaurant Group (2)           2012

  New York            Saugerties (17)                  52,000             4.41        Rotron, Inc.                        2004/2029

  Pennsylvania        New Kingston(1)                 430,000             8.52        Hershey Foods Corporation           2008/2038

  South Carolina      Myrtle Beach(1)                  37,000             3.88        Food Lion Stores, Inc.              2008/2028

  Tennessee           Franklin(1)                     289,000             5.10        United Technologies Corp.           2008/2038
                      Memphis                         780,000             3.67        Sears Roebuck & Company             2007/2037

  Texas               Lewisville                      256,000             5.89        Xerox Corporation                   2008/2038
                      Corpus Christi                   10,000            15.00        Furr's Restaurant Group (2)           2012
                      El Paso                          10,000            15.00        Furr's Restaurant Group (2)           2012
                      Euless                           10,000               --        Vacant  (2)
                      Lewisville                       10,000               --        Vacant (2) (12)
                      McAllen                          10,000            15.00        Furr's Restaurant Group (2)           2012
                      Victoria                         10,000            15.00        Furr's Restaurant Group (2)           2012

  Wisconsin           Windsor(1)                      356,000             7.52        Walgreen Co.                        2007/2032
                                                  -----------           ------

             TOTAL/AVERAGE OTHER                    5,277,000             8.05
                                                  ===========           ======

             GRAND TOTAL/AVERAGE                   19,442,000            14.00
                                                  ===========           ======

----------
(1)   Land held in land estate or pursuant to ground lease.
(2)   See "- Property Matters" below for information on these properties.
(3)   55% interest owned by your partnership.
(4)   53% interest owned by your partnership.
(5)   99% interest owned by your partnership.
(6) The property, an office building leased to multiple tenants, was sold in January 2004. See "- Property Matters" below for information on the sale.
(7) In November 2002, your partnership received notice from the tenant exercising the economic discontinuance provisions of its lease. Under the terms of the notice, the tenant proposed to terminate the lease effective July 11, 2003 and to purchase the property for $630,797, an amount which would have been insufficient to satisfy existing mortgage indebtedness. Your partnership rejected the offer and satisfied the existing first mortgage of approximately $531,000. Your partnership has entered into a contract to sell the property for an amount in excess of the amount which would have been paid by the prior tenant. The contract is subject to completion of due diligence by the purchaser.
(8) The lease on this property was terminated effective June 1, 2003. The tenant made a $276,576 early termination payment, $160,803 of which was applied to existing mortgage indebtedness.
(9) These properties were sold in January 2004 (Morristown Township) and February and March 2004 (6 properties leased to CSK Auto). See "- Property Matters" below for information on the sale.
(10) The lease on this property expired during the fourth quarter of 2003 and the property is now vacant.

(11) These properties were sold on March 31, 2004. See "- Property Matters" below for information on the sale.
(12) The tenant defaulted on its lease and vacated this property during the fourth quarter of 2003.
(13) Your partnership has received notice from Albertsons exercising a purchase option in accordance with their lease on fifteen of your partnership's properties. Your partnership has a right to reject this offer. If your partnership accepts the offer, the sale would be effective July 1, 2004 for 11 properties, October 1, 2004 for 3 properties and February 1, 2005 for 1 property. If your partnership rejects this offer, the tenant can elect to terminate the lease on July 1, 2004, October 1, 2004 and February 1, 2005, respectively, or extend its lease for eighteen months until December 31, 2005, March 31, 2006 or July 31, 2006. Rent during the eighteen month period would be at the renewal rates. If Albertsons elects to renew for the eighteen month period it will still have a series of five year renewal options. For all 15 of the properties Albertsons has elected to renew the lease for eighteen months assuming the purchase offer is rejected. Your partnership is currently reviewing all of the purchase offers in order to determine a course of action.
(14) 47.52% interest owned by your partnership as of December 31, 2003. This percentage will be increased to 55.28% effective April 1, 2004.
(15)  35.34% interest owned by your partnership.
(16) 40.68% interest owned by your partnership as of December 31, 2003. This percentage will be increased to 68.68% effective April 1, 2004.
(17) 57.75% interest owned by your partnership. (18) 60.5% interest owned by your partnership.
(18)  60.5% interest owned by your partnership.

      Property Matters. On January 22, 2002, Kmart Corporation, a tenant at 12 of your partnership's properties, filed for protection under Chapter 11 of the United States Bankruptcy Code. Kmart had the right to either accept or reject the leases. Kmart elected to reject the leases, which caused an immediate termination of such leases. Your partnership re-leased 9 of the properties to Furr's Restaurant Group for 10-year lease terms, one of the properties to Lithia Motors for a 10-year lease term and another property for use as a Chinese food restaurant for a 5-year lease term. The tenant of the Chinese restaurant subsequently defaulted on its lease. Your partnership is pursuing a claim against Kmart in the Bankruptcy Court. In January 2003, Furr's Restaurant Group filed for protection under Chapter 11 of the Bankruptcy Code and subsequently rejected the lease on 3 sites. The remaining sites continue to be leased to Furr's through 2012, and your partnership is pursuing a claim against Furr's in the Bankruptcy Court for the 3 rejected sites. Furr's also has the right to reject the lease that now covers the remaining sites. The aggregate annual rent for the 7 sites that are presently leased is approximately $1,269,600 compared to the approximately $1,885,000 that was scheduled to be received from Kmart on the 12 properties during its first renewal term, which would have begun in February 2003. Your partnership has purchased the land underlying all of the 12 original Kmart sites for $250,000, sold two of the vacant sites in the third quarter of 2003 and is seeking to sell or re-lease the three remaining vacant sites. The two sites were sold for $2,525,000. After satisfying existing mortgage indebtedness and closing costs, there were no net proceeds to your partnership.

      On February 12, 2002, Kaiser Aluminum & Chemical Corp., the tenant at your partnership's property located in Oakland, California, filed for protection under Chapter 11. In an effort to protect your partnership's equity investment in the property, your partnership, from its cash reserve account, purchased the first mortgage debt that encumbered the property for $15,500,000. Your partnership subsequently secured approximately $14,530,000 of replacement financing from a third party lender. The note bore interest at LIBOR plus 4.5% per annum (6.42% at December 31, 2002), had a maturity date of September 1, 2003 and required monthly payments of principal and interest. Your partnership sold its interest in this property in March 2003 for approximately $122,918,000. After satisfying existing mortgage indebtedness, the net sales proceeds were approximately $28,000,000, half of which was applied to a principal payment required to be made on your partnership's loan with Fleet National Bank.

      In November 2002 and January 2003, your partnership sold two properties owned by it in Oklahoma City, Oklahoma to the tenants of those properties. One property, leased to Safeway, Inc., was sold for $1,444,000 and the other property, leased to Fleming Companies, Inc., was sold for $945,611. Both properties were sold under the economic discontinuance provisions of their respective leases. As provided in the leases, the tenants had made rejectable offers to purchase the properties for specified amounts, and your partnership accepted the offers after it was unable to locate purchasers who would pay a higher price or secure new tenants for the properties. $1,023,689 of the price paid by Safeway, Inc. represented the rejectable offer price, and $420,323 represented deferred rent.

      In January 2003, your partnership sold five properties owned by it in Allen, Ennis, Huntsville, Rockwell, and Waxahachie, Texas to Wal-Mart Stores, Inc., the tenant, for approximately $8,259,000. After satisfying existing mortgage indebtedness, the net sales proceeds were approximately $4,500,000, half of which was applied to a principal payment required to be made on your partnership's loan with Fleet National Bank. During 2002, Wal-Mart paid rent of $994,894 for the properties.

      In February 2003, your partnership received the remaining balance due on a secured note of Cenland Associates Limited Partnership that it acquired in the exchange. The note had an outstanding balance of $1,342,000 at the time of the exchange that had been reduced to $158,000 as of December 31, 2002.

      In May 2003 your partnership sold its distribution facility located in Flagstaff, Arizona to Walgreen Co., the tenant at the facility, after receiving notice from Walgreen that it was exercising its option to purchase the property. The purchase price was $9,500,000. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $5,900,000, half of which was applied to a principal payment required to be made on your partnership's loan with Fleet National Bank.

      In June 2003, one of the consolidated partnerships sold a property owned by it in Trumbull, Connecticut for $9,079,000, net of closing costs. $4,557,000 was used to pay mortgage indebtedness and your partnership received $2,149,000 of the remaining proceeds. Your partnership applied $1,075,000 to a prepaid payment on your partnership's loan to Fleet National Bank. Interests in this consolidated partnership had been acquired by your partnership from an affiliate of your partnership's general partner in January 2003. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for additional information.

      In September 2003 your partnership sold a property owned by it in Sioux Falls, South Dakota for $2,700,000. After satisfying existing mortgage indebtedness and closing costs, the net sales proceeds of approximately $150,000 were applied to a principal payment required to be made on your partnership's loan with Fleet National Bank. The property had formerly been leased to Albertson's Inc. and your partnership had previously rejected an offer by Albertson's to purchase the property for $1,551,000 pursuant to the economic discontinuance provisions of its lease. Your partnership also received a $1,497,000 lease termination fee.

      During the fourth quarter of 2003, your partnership sold the properties owned by it in Liberal, Kansas and New Bern, North Carolina for $775,000. After satisfying existing mortgage indebtedness and closing costs, the net sales proceeds were approximately $157,000, $117,700 of which was applied to a principal payment required to be made on your partnership's loan with Fleet National Bank.

      In January 2004, your partnership sold the property owned by it in Morristown, New Jersey for $36,500,000. After satisfying existing mortgage indebtedness and closing costs, the net sales proceeds were approximately $7,532,000 which was applied to a principal payment on your partnership's loan with Fleet National Bank.

      In January 2004, your partnership sold the multi-tenanted office building owned by it in Dallas, Texas for $13,000,000. After closing costs and adjustments, the net sales proceeds were approximately $11,939,000, $8,954,000 of which was applied to a principal payment on your partnership's loan with Fleet National Bank.

      In February and March 2004, your partnership sold 6 retail properties owned by it and formerly leased to CSK Auto for $1,073,000. After closing costs and adjustments, the net sales proceeds were approximately $975,000, approximately $319,000 of which was used to pay off debt to T-Two Partners.

      In March 2004, your partnership sold 3 retail properties formerly leased to Key Bancshares of Wyoming for $1,948,000. After closing costs and adjustments, the net sales proceeds were approximately $1,860,000, approximately $1,351,000 of which was used to pay off debt to T-Two Partners.

      Land Estates and Ground Leases. As indicated above, your partnership holds either an estate for years with an option to lease the land upon expiration of the estate for years or leases a number of its properties pursuant to ground leases. Where your partnership holds an estate for years, the arrangement is for a stated period of time, which is typically one day longer than the primary term of the underlying lease. At the expiration of the estate for years, title to the land will automatically vest in a remainderman. Your partnership then has the option to lease the land from the remainderman for a stated period of time, which would in all cases exceed the aggregate number of years that a building lessee could extend its underlying lease by exercising all of its renewal terms. In general, the rentals due under the ground leases are nominal through the last renewal term of the improvements lease and then increase to fair market rent. The remainderman in almost all cases has subordinated its interest in the land to any first mortgage encumbering the property, but has not, in any case, subordinated its interest in the land to the second mortgage encumbering the property. Any second mortgage encumbers your partnership's option to lease the land at the expiration of your partnership's estate for years, and will encumber the leasehold interest in the land created upon any exercise of the option to lease by your partnership. Your partnership is continually seeking to acquire the "remainder" interests in its properties in an effort to acquire fee title to the properties.

      With respect to those properties subject to a ground lease, your partnership has the right to extend the ground lease for at least as long as the aggregate number of years that a building lessee could extend its underlying lease by exercising all of its renewal terms. In general, the ground rent is passed through to the building lessee under the improvements lease.

      On January 15, 2003, your partnership purchased the land underlying 12 sites formerly leased to Kmart Corporation for $250,000. Your partnership previously leased the land under ground leases.

      In May and June 2003, your partnership purchased the remainder interest in the land underlying 25 properties for an aggregate of $1,193,000 and, as a result, now owns a fee interest in the underlying land. The improvements on 23 of the properties are owned by your partnership and the improvements on the two other properties are owned by partnerships in which your partnership owns limited partnership interests and controls the general partner.

Mortgage Indebtedness of Your Partnership

      Mortgage Loans. Of your partnership's properties, all but 69 properties are secured by one or more mortgage loans. As of December 31, 2003, the first mortgage indebtedness, together with the second mortgage indebtedness described below on the El Segundo property, had an aggregate outstanding principal balance of $602,919,000 with interest at rates ranging from 4.2% per annum to 11.3% per annum and maturities at various dates from February 1, 2004 to January 1, 2024. Most of these mortgage loans are prepayable only with a yield maintenance payment or prepayment penalty. The weighted average interest rate on these loans is 8% per annum, and there were no variable rate loans at December 31, 2003.

      The following is a summary of scheduled principal maturities, by year, under the mortgage debt described in the previous paragraph.

                 Year                                        Amount
                 ----                                        ------

                 2004...............................    $ 116,964,000
                 2005...............................      103,848,000
                 2006...............................      134,805,000
                 2007...............................       94,653,000
                 2008...............................       70,390,000
                 Thereafter.........................       82,259,000
                                                        -------------
                 Total..............................    $ 602,919,000
                                                        =============

      In December 2002, a substantial portion of the mortgage indebtedness encumbering properties in El Segundo, California in which your partnership owns a 53% interest was refinanced with (i) an $88,724,702 first mortgage, secured by the buildings and the land estate, bearing interest at 6% per annum and self-amortizing by January 1, 2009 and (ii) $25,352,919 of second mortgages, secured by the buildings and the land estate, bearing interest at 4.86% per annum, and maturing on January 1, 2024, at which time a $25,988,645 balloon payment will be due. In addition, a $3,235,880 prepayment penalty was paid as part of the refinancing. As part of the refinancing, your partnership purchased the land underlying the property for $1,700,000, which was provided by the proceeds of a new first mortgage secured by the land underlying the property. This mortgage, which is the responsibility of your partnership, bears interest at 6% per annum and is self-amortizing by January 1, 2009. Members of the Newkirk Group acquired approximately 55% of the second mortgage indebtedness in the refinancing for a purchase price of $1,012,486, exclusive of closing costs. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for additional information. Prior to the refinancing, the property was encumbered by approximately $56,800,000 of first mortgage indebtedness,

$50,500,000 of which bore interest at 13.25% and $6,300,000 of which bore interest at 13.6% per annum, as well as $51,611,251 of second mortgage indebtedness bearing interest at 15.5% per annum.

      In August 2003, your partnership obtained a new $3,400,000 first mortgage loan on its property in Beaumont, Texas. The loan bears interest at 6.2% per annum and matures on November 30, 2007, at which time it is scheduled to be fully amortized.

      In June 2003, your partnership obtained a new first mortgage on its property in Morris Township, New Jersey, that is leased to Crum & Forster. The $21,000,000 mortgage loan bore interest at LIBOR plus 2.875% per annum (4.1% at June 30, 2003), payable monthly, and had an initial term of three years. Principal payments of $25,000 were due monthly commencing February 1, 2005. $6,700,000 of the proceeds of the new loan were used to repay the existing first mortgage loan that had an interest rate of 12.5% per annum and $13,100,000 was used to satisfy the remaining balance payable by your partnership with respect to the second mortgage acquired by your partnership in January 2003. In October 2003 your partnership refinanced this loan. The new loan had a principal balance of $28,500,000, bore interest at 5.55% per annum and had a term of ten years. After payment of closing costs, $21,100,000 of proceeds were used to satisfy the existing first mortgage and $5,000,000 was applied to a principal payment on your partnership's loan with Fleet National Bank. This property was sold in January 2004. See "- Property Matters" above and "- Second Mortgage Loans" below.

      Second Mortgage Loans. A number of your partnership's properties are encumbered by second mortgage loans. As of December 31, 2003, this second mortgage indebtedness, which is referred to in our financial statements as contract right mortgage notes, had an aggregate outstanding balance, including accrued interest, of $460,860,000, bore simple interest at contractual rates ranging from 5.31% per annum to 16.25% per annum and matured at various dates from January 1, 2008 to January 1, 2025. Each of the loans is prepayable at any time without premium or penalty subject to the prior or simultaneous satisfaction of the underlying first mortgage loans. The weighted average interest rate on these mortgage loans is 13.66% per annum. There are no variable interest rates on these loans.

      The following is a summary of scheduled principal and accrued interest payable as of Dcember 31, 2003, by year, under the junior mortgage debt described in the previous paragraph.

                Year                                         Amount
                ----                                         ------

                2004...............................     $  16,821,000
                2005...............................        28,589,000
                2006...............................        29,980,000
                2007...............................        30,825,000
                2008...............................        33,392,000
                Thereafter.........................       321,253,000
                                                        -------------
                Total..............................     $ 460,860,000
                                                        =============

      The foregoing debt amounts represent amounts contractually due and owing, while your partnership's financial statements reflect the debt balance after making an adjustment to fair value in accordance with generally accepted accounting principles.

      In January 2003, your partnership acquired a second mortgage loan that encumbered your partnership's property in Morris Township, New Jersey that is leased to Crum & Forster. Outstanding principal and accrued and unpaid interest on the mortgage was $28,100,000. The mortgage bore interest at 10.25% per annum. It was acquired for $22,100,000, $9,300,000 of which was initially paid and $12,800,000, together with interest at 6% per annum, of which was payable on the earlier of September 30, 2003 or the date on which your partnership obtained a new first mortgage loan on the property. In June 2003, your partnership obtained a new first mortgage loan on the property and satisfied the balance of the purchase price. See "- First Mortgage Loans" above. This property was sold in the first quarter of 2004. See "- Property Matters" above.

      All rights of the mortgagee under each of the second mortgages are fully subject and subordinate to the rights granted the holders of the first mortgages. The second mortgages generally grant the mortgagee a security interest in and include a subordinate assignment of, among other things, your partnership's interest in its underlying lease. Each second mortgage contains an assignment of your partnership's interest in all rents, income, revenues, claims, issues and profits from and in respect of all of the property encumbered by that second mortgage.

      Substantially all of the second mortgages contain restrictions affecting the ability of the applicable property-owning subsidiary of your partnership to refinance its existing first mortgage loan or incur additional financing during the primary term of the relevant lease. The principal restriction on such first mortgage financing is a debt service coverage test under which the scheduled rental payments from the properties at the time of such financing must be at least 103% of your partnership's aggregate debt service payments due under the second mortgage and such financing (except that if a lease is no longer in effect, the debt service coverage test may be satisfied based on the scheduled rent payments that otherwise would have been payable under the lease for the period that the financing is to be in place). There is also a general risk that a property encumbered by a second mortgage will not generate sufficient cash flow to satisfy the debt service payments on the second mortgage loan after satisfying payments on the first mortgage encumbering the property. However, the combination of the Newkirk properties pursuant to the exchange has lessened this risk to your partnership by substantially increasing the capital resources of your partnership and thereby enhancing your partnership's ability to respond to the capital needs of any particular property. In addition, as described under "ITEM 1. BUSINESS - Description of Assets - The Subordinate Mortgage Interests," your partnership has an option to acquire the interests in T-Two Partners and thereby effectively eliminate substantially all of its subordinate indebtedness.

ITEM 3. LEGAL PROCEEDINGS

      In July 2002, an action was commenced in the Connecticut Superior Court by four limited partners of three Newkirk Partnerships against, among others, your partnership's general partner and various affiliates of your partnership's general partner. The action alleges, among other things, that the price paid to non-accredited investors in connection with the exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the exchange to certain assets contributed by affiliates of your partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk partnerships, that the option arrangement relating to your partnership's potential acquisition in the future of T-Two Partners was unfair to limited partners and that the disclosure document used in connection with the exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distractions and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation, which settlement agreement is subject to court approval. A court hearing on whether to approve the settlement is currently scheduled to take place on April 12, 2004. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk partnerships who are unaffiliated with your general partner and who received limited partnership units in the exchange, units in your partnership equal to 1% of the outstanding units; (ii) your partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders; and (iii) your partnership will pay $2 million to an escrow agent for the benefit of unitholders of the Newkirk partnerships who were entitled to receive cash in the exchange. In addition, as described in "ITEM 1. BUSINESS" under the heading " - Description of Assets - The Subordinate Mortgage Interests," your partnership, in order to facilitate the settlement, entered into an agreement with T-Two Partners and its equityholders pursuant to which your partnership has the right to acquire substantially all of the assets of T-Two Partners or a 100% ownership interest in T-Two Partners at any time between November 24, 2006 and November 24, 2009. In addition, as part of the settlement agreement, defendants have also agreed not to object to the payment of reasonable attorneys fees expenses, and incentive awards to be paid from the consideration payable under the settlement agreement.

      On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. against, among others, (i) the general partners of Eastgar and (ii) the Newkirk Group. Your partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction and uncertainties of litigation, the defendants entered into an agreement to settle the litigation for a $137,500 payment by the defendants other than Eastgar and to charge an asset management fee of $35,000 per year, adjusted for changes in the Consumer Price Index and as may be adjusted for extraordinary circumstances by Eastgar's general partner. After payment of court-approved attorneys' fees and expenses, the remaining balance would be distributed to Eastgar's limited partners other than your partnership or its affiliates. The settlement also fixes the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement has been, as required, approved by the trial court after notice to the limited partners of Eastgar.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR LIMITED PARTNERSHIP UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

      There is no established public trading market for the units. As of December 31, 2003 , there were 1,372 holders of record of units. In addition, as of December 31, 2003, there were no units that could be sold pursuant to Rule 144 under the Securities Act, or that your partnership has agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by your partnership.

      Except as described under "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Acquisition of Limited Partnership Interests", as of December 31, 2003, there were no options or warrants to purchase units in your partnership.

Distributions

      Since January 1, 2002 your partnership has made the following distributions aggregating approximately $242,670,000

                 Date                         Per Unit Distribution
                 ----                         ---------------------

                 2/02                                $30.31 (1)
                 4/02                                  $.50
                 7/02                                  $.65
                 10/02                                 $.70
                 2/03                                  $.75
                 4/03                                 $2.22 (2)
                 5/03                                  $.80
                 8/03                                  $.85
                 11/03                                 $.90
                 2/04                                 $1.75

----------
(1) This distribution represented proceeds received from the $225,000,000 loan obtained from Fleet National Bank. The consent solicitation statement sent to limited partners in the Newkirk partnerships in respect of the exchange had disclosed that your partnership was attempting to obtain the Fleet loan and that there would be a substantial distribution of the loan proceeds.

(2) This distribution represents proceeds from the sale of your partnership's property that was leased to Kaiser Aluminum.

      Your partnership currently anticipates making regular quarterly distributions in respect of your partnership's operations as well as special distributions in respect of future property sales. However, future distributions are dependent upon many factors, including your partnership's earnings, capital requirements, property sales, financial condition and available cash flow. In this regard, your partnership's Fleet loan requires your partnership to maintain liquid assets of at least $5,000,000 and a minimum consolidated net worth equal to $500,000,000 during the initial loan term and up to $550,000,000 during the last extended term. In addition, under the terms of the loan, your partnership is prohibited from making distributions if its unconsolidated debt service coverage ratio falls below 1.75 during the initial period of the loan or 2.0 during the extension periods. These and other restrictions relating to the Fleet loan that are discussed above under "ITEM 1. BUSINESS - Description of Indebtedness" could impact your partnership's ability to make distributions in the future.

Recent Sales of Unregistered Securities

      In January 2003, your partnership issued 317,813 units to the Newkirk Group in exchange for a contribution of limited partnership interests in various partnerships that own net-leased properties. In January 2004, your partnership sent notice of its intention to exercise an option to purchase additional limited partnership interests in two of the above mentioned partnerships. It is anticipated that these additional limited partnership interests will be acquired on April 1, 2004 in exchange for 15,539 units. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - THE EXCHANGE". These units were issued in reliance on an exemption from registration under the Securities Act provided by Section 4(2) thereof.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following financial data are derived from the audited consolidated financial statements of your partnership for the year ended December 31, 2002 and 2003 and from the combined consolidated financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC ("Predecessor Entity") for the years ended December 31, 1999, 2000 and 2001. The financial data set forth below should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below and "The Consolidated Financial Statements" and the notes thereto appearing elsewhere in this report.

      During the years ended December 31, 2001 and 2000 the Predecessor Entity acquired additional limited partnership interests in entities it had recorded on an equity basis. At the point sufficient limited partnership interests were acquired to assert control over the limited partnership the Predecessor Entity consolidated the respective limited partnership resulting in the recognition of cash balances and other assets and liabilities as shown below.

                                                                Year Ended December 31,
                                                            (In thousands, except unit data)
                                -------------------------------------------------------------------------------------------

                                    2003                2002                2001                2000                1999

                                                                        Predecessor         Predecessor         Predecessor
---------------------------------------------------------------------------------------------------------------------------
Total Revenue                   $  278,372          $  270,866          $  258,975          $   35,255          $   36,070

Income from Continuing
   Operations                      100,088             105,397              46,387              40,004              27,194

Income from Continuing
   Operations per Unit               15.81               17.22                  --                  --                  --

Total Assets                     1,384,094           1,476,623           1,476,922             434,974             371,811

Long Term Debt                   1,104,231           1,238,494           1,024,539             157,058             128,573
Cash Distributions
   per Unit                     $     5.52          $    32.16          $       --          $       --          $       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At December 31, 2003 your partnership owned an interest in 225 Newkirk properties and limited partnership interests in seven partnerships which own 43 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases with original lease terms, subject to extensions, ranging between approximately twenty and twenty-five years. Approximately 90% of the original lease terms expire between 2005 and 2009. There are six properties which are vacant and not leased which represent approximately 111,000 square feet of your partnership's Newkirk properties. The remaining 19,331,000 square feet or 99.4% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by nine other partnerships.

      Your partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, your partnership will be required to either sell the property or procure a new tenant. If your partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

      The level of liquidity based on cash and cash equivalents experienced a $4,399,000 increase at December 31, 2003 as compared to December 31, 2002. The increase was due to net cash provided by operating activities of $162,017,000 and net cash provided by investing activities of $58,316,000, which were substantially offset by net cash used in financing activities of $215,934,000. Cash provided by operations consisted of $148,850,000 from continuing operations and $13,167,000 from discontinued operations. Cash provided by investing activities included $650,000 of cash related to previously unconsolidated limited partnerships and $61,491,000 of net proceeds from disposal of real estate, which were partially offset by land acquisitions of $2,518,000 and investments in limited partnership interests of $1,307,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $266,599,000, principal payments on mortgage, contract right and notes payable of $158,381,000, deferred costs expenditures of $8,550,000 and partner distributions of $34,731,000, which were partially offset by loan proceeds of $262,338,000. At December 31, 2003, your partnership had $37,851,000, of which $5,148,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

A summary of your partnership's contractual obligations is as follows:

                                                          (in thousands)
                                                      Payment due by period
                             ----------------------------------------------------------------------
                                             Less than         1-3            3-5         More than
Contractual Obligations         Total         1 year          years          years         5 years
                             ----------     ----------     ----------     ----------     ----------
Mortgage Notes Payable       $  602,919     $  116,964     $  238,653     $  165,043     $   82,259

Contract Right Mortgage
  Notes Payable (1)             460,860         16,821         58,569         64,217        321,253

Note Payable                    208,356             --        208,356             --             --

Ground Lease Obligations         12,530          3,191          5,556          2,953            830
                             ----------     ----------     ----------     ----------     ----------

Total                        $1,284,665     $  136,976     $  511,134     $  232,213     $  404,342
                             ==========     ==========     ==========     ==========     ==========

----------
(1) The debt amounts represent amounts contractually due based upon December 31, 2003 principal and accrued interest payable. Your partnership's financial statements reflect the debt balance after making an adjustment to fair value in accordance with generally accepted accounting principles.

Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below.

      Your partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time between November 24, 2006 and November 24, 2009. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan

(approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

Other Matters

      On January 1, 2003, your partnership acquired from the Newkirk Group, an affiliate of your partnership's general partner, limited partnership interests in nine real estate limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by your partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of your partnership. In January 2004, your partnership notified the Newkirk Group that it intends to exercise its option to purchase the additional limited partnership interests in two of the partnerships. It is anticipated that these additional limited partnership interests will be acquired as of April 1, 2004 in exchange for approximately 15,539 units. In determining the number of units issuable to the affiliate in exchange for such interests, your partnership's general partner estimated the value of nine real estate limited partnerships utilizing a discounted cash flow approach similar to that which was used to determine exchange values for Newkirk partnerships as part of the exchange to arrive at a value of $22,704,776 for the limited partnership interests. Your partnership's general partner then estimated the per unit value of your partnership in order to determine the number of units allocable to the affiliate for its interest in the limited partnerships. The $71.44 estimated per unit value of your partnership was derived from the aggregate value ascribed to your partnership in the exchange, as adjusted to reflect the proceeds from your partnership's indebtedness to Fleet National Bank that were distributed to limited partners following the exchange. During 2002, appraisals were obtained for each of the properties owned by the nine real estate limited partnerships. The aggregate appraised value of all of the properties was $288,675,000. Based solely on your partnership's ownership interests in the nine partnerships, $25,049,842 of the appraised value would be attributable to the interests owned by your partnership. In August 2003, your partnership acquired an additional 9.9% interest in one of those limited partnerships for a cash purchase price of $525,000.

      In January 2003, your partnership acquired the land underlying the property owned by one of the net-leased partnerships referred to immediately above. The land was acquired from a company affiliated with your general partner for $1,000,000, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bore interest at the rate of 6% per annum, compounded annually, and was payable interest-only until maturity, at which time the full balance of the note was to be due. In October 2003, the note was satisfied by your partnership from cash reserves. The purchase price for the land sale was determined without arms-length negotiations. An independent appraisal was obtained on the value of the land that was acquired.

      In February 2003, your partnership acquired from its limited partners 115,000 of its units of limited partnership interest at a purchase price of $35 per unit.

      In January 2003, your partnership acquired a second mortgage loan that encumbered your partnership's property in Morris Township, New Jersey. The mortgage and accrued interest amounted to $28,100,000 at December 31, 2002. It was acquired for $22,100,000, $9,300,000 of which was initially paid and $12,800,000 of which was payable on or before September 30, 2003. The deferred portion of the purchase price bore interest at a rate of 6% per annum. Your partnership acquired this mortgage in connection with an extension of the lease on the property and obtained new first mortgage financing in June 2003 to satisfy the balance of the purchase price. The new first mortgage loan that was obtained in June 2003 had a principal balance of $21,000,000 and an initial term of three years. The loan bore interest at LIBOR plus 2.875% per annum, payable monthly beginning August 1, 2003. Principal payments of $25,000 were due monthly commencing February 1, 2005. After payment of closing costs, $6,700,000 of proceeds were used to satisfy the existing first mortgage and the balance was used to satisfy the deferred portion of the second mortgage purchase price. This Loan was refinanced in October 2003.

      In August 2003, your partnership obtained a new $3,400,000 first mortgage loan on its property in Beaumont, Texas. The loan bears interest at 6.2% per annum and matures on November 30, 2007, at which time it is scheduled to be fully amortized.

      In October 2003, your partnership refinanced its first mortgage loan on its property in Morris Township, New Jersey. The new first mortgage loan had a principal balance of $28,500,000, bears interest at 5.55% per annum and had a term of ten years. After payment of closing costs, $21,100,000 of proceeds were used to satisfy the existing first mortgage and accrued interest. Additionally, $5,000,000 was applied to a principal payment on your partnership's loan with Fleet National Bank. This property was sold in the first quarter of 2004.

      In February 2003, your partnership received a notice from Albertson's, Inc., the tenant at your partnership's Sioux Falls, South Dakota property, exercising the economic discontinuance provisions of the lease. Under the terms of the notice, Albertson's had proposed to terminate the lease effective November 5, 2003 and had made a rejectable offer to purchase the property for $1,551,000. Your partnership had until October 2003 to accept or reject this offer. Your partnership elected to reject the offer and sold the property in September 2003 for $2,700,000. Your partnership also received notice from Albertson's indicating that it intended to exercise its right to terminate the lease for the supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $631,000. Your partnership elected to reject the offer. As a result of the rejection, your partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. Your partnership satisfied the first mortgage using its cash reserves. Your partnership has entered into a contract to sell the property for a price in excess of the rejectable offer price. The sale, which is contingent upon the purchaser completing its due diligence, is expected to occur, if at all, in the second quarter of 2004.

      Your partnership has also received notice from Albertsons exercising a purchase option in accordance with their lease on fifteen of your partnership's properties. Your partnership has a right to reject this offer. If your partnership accepts the offer, the sale would be effective July 1, 2004 for 11 properties, October 1, 2004 for 3 properties and February 1, 2005 for 1 property. If your partnership rejects this offer, the tenant can elect to terminate the lease on July 1, 2004, October 1, 2004 and February 1, 2005, respectively, or extend its lease for eighteen months until December 31, 2005, March 31, 2006 or July 31, 2006. Rent during the eighteen month period would be at the renewal rates. If Albertsons elects to renew for the eighteen month period it will still have a series of five year renewal options. For all 15 of the properties Albertsons has elected to renew the lease for eighteen months assuming the purchase offer is rejected. Your partnership is currently reviewing all of the purchase offers in order to determine a course of action.

      During February 2003, your partnership received the remaining balance due on a secured note of Cenland Associates Limited Partnership that it acquired in the exchange. The note had an outstanding balance of $1,342,000 at the time of the exchange that had been reduced to $158,000 as of December 31, 2002.

      In April and June 2003 your partnership acquired 30.6% and 46.1%, respectively, of the outstanding limited partnership interests in two partnerships that own commercial net-leased properties. The partnership interests were acquired for an aggregate cash purchase price of $711,250. Your partnership previously owned 1.5% and 3.8%, respectively, of the outstanding limited partnership interests in these two partnerships. Your partnership controls the general partners of each of these partnerships. Your partnership has consolidated these partnerships in accordance with the guidance provided by Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures."

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002.

Income from Continuing Operations

      Income from continuing operations decreased by $5,309,000 to $100,088,000 for the year ended December 31, 2003 from $105,397,000 for the year ended December 31, 2002. As more fully described below, this decrease is attributable to an increase in total expenses of $7,477,000 and an increase in minority interest expense of $7,392,000, which was partially offset by an increase in total revenue of $7,506,000 and an increase in equity in income from investments in limited partnerships of $2,054,000.

Rental Income

      Rental income increased by $8,155,000 or approximately 3% to $274,971,000 for the year ended December 31, 2003 from $266,816,000 for the year ended December 31, 2002. The increase was primarily due to five newly acquired consolidated partnerships which contributed approximately $13,810,000 in rental income. This increase was partially offset by lower rental income received from properties previously leased by Kmart of $1,506,000 and lower rental income on lease renewals or renegotiations of $4,149,000.

Interest Income

      Interest income decreased by $305,000 or approximately 9% to $2,983,000 for the year ended December 31, 2003 from $3,288,000 for the year ended December 31, 2002. The decrease was due to the payoff of a loan receivable and overall lower interest rates on the invested cash balances.

Management Fees

      Management fees decreased by $344,000 or approximately 45% to $418,000 for the year ended December 31, 2003 from $762,000 for the year ended December 31, 2002. The decrease is attributable to fewer properties under management.

Interest Expense

      Interest expense decreased by $5,868,000 or approximately 5% to $106,898,000 for the year ended December 31, 2003 compared to $112,766,000 for the year ended December 31, 2002. The decrease was primarily due to loan payoffs during the period and normal scheduled principal payments.

Depreciation

      Depreciation expense increased by $10,096,000 or approximately 37% to $37,705,000 for the year ended December 31, 2003 compared to $27,609,000 for the year ended December 31, 2002. The increase is primarily attributable to changing the estimated useful lives of the real estate and additional depreciation expense from five newly acquired consolidated partnerships. A significant percentage of the increase in depreciation expense relating to the change in estimated useful lives is offset by a corresponding decrease in minority interest expense.

General and Administrative

      General and administrative expenses increased by $2,368,000 or approximately 26% to $11,486,000 for the year ended December 31, 2003 compared to $9,118,000 for the year ended December 31, 2002. The increase is the result of $3,600,000 incurred related to legal settlements. This increase was substantially offset by one-time organizational expenses relating to the formation of your partnership in 2002.

Amortization Expense

      Amortization expense increased by $917,000 or approximately 24% to $4,771,000 for the year ended December 31, 2003 as compared to $3,854,000 for the year ended December 31, 2002. The increase in amortization expense is the result of the refinancing of the Fleet debt which was partially offset by savings from loans which have been paid off.

Ground Rent

      Ground rent expense increased by $37,000 to $3,202,000 for the year ended December 31, 2003 as compared to $3,165,000 for the year ended December 31, 2002. The increase in ground rent expense is the result of the addition of new properties in 2003 partially offset by land purchases made in 2003.

State Income Taxes

      State income tax expense decreased by $73,000 or approximately 9% to $767,000 for the year ended December 31, 2003 compared to $840,000 for the year ended December 31, 2002. The decrease is the result of tax savings in the State of New Jersey.

Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships is the result of the January 2003 purchase of equity positions in five new partnerships.

Minority Interest Expense

      Minority interest expense increased by $7,392,000 or approximately 91% to $15,509,000 for the year ended December 31, 2003 compared to $8,117,000 for the year ended December 31, 2002. The increase was the result of minority interests in the amount of $5,365,000 related to the five newly consolidated partnerships. The remaining increase of $2,027,000 related to increased profitability at the previous partially owned partnerships.

Discontinued Operations

      During the year ended December 31, 2003, your partnership sold fourteen properties for a combined net sales price of $156,409,000. Your partnership recognized a net gain on disposal of these properties of $29,514,000. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001 (Pro-Forma).

Pro-Forma Information

      Your partnership commenced operations on January 1, 2002 following completion of the Exchange. In the Exchange the 90 Newkirk partnerships, each of which owned commercial properties, were merged into wholly- owned subsidiaries of your partnership, and your partnership acquired various assets including those related to the management or capital structure of the Newkirk partnerships. The financial information contained in the audited financial statements for all periods, and as of all dates, prior to January 1, 2002 is comprised of the assets, liabilities, revenue and expenses of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC, which are considered to be the Predecessor Entity. The equity method of accounting was used to reflect the Predecessor Entity's interest in Newkirk partnerships in which it did not own a controlling interest. Accordingly, the Predecessor Entity's share of assets and liabilities and revenue and expenses in those Newkirk partnerships was presented as a single item on the balance sheet and statement of operations. In addition, only a portion of the assets of the Predecessor Entity were contributed to your partnership in the Exchange.

      In view of the foregoing facts, and in order to facilitate a comparison of the 2002 and 2001 results of operations in management's discussion and analysis of financial condition and results of operations, we have prepared pro-forma information. The pro-forma information has been prepared on the assumption that the Exchange had been consummated on January 1, 2001.

      The pro-forma information is presented as a tool to facilitate the Management Discussion and Analysis of the Predecessor Entity and your partnership. The operations of your partnership are essentially the Newkirk properties (originally 230 properties), substantially all of which are net-leased to tenants that typically have high credit ratings and are stock exchange listed. Given the lease structure and the absence of tenant defaults, underlying operations do not vary significantly from year to year.

      The components of the Predecessor Entity's operations do vary significantly from those of your partnership due to the acquisition by the Predecessor Entity of limited partnership interests in the Newkirk partnerships (certain assets, liabilities and operations of the Newkirk partnerships were accounted for on the equity method for various periods depending on the point at which control was achieved) and the inclusion of certain assets that were not ultimately contributed in the Exchange.

      Rather than continually referring to a core set of reasons (assets not contributed to your partnership or liabilities not assumed by your partnership) for differences between the periods discussed it was considered more meaningful to highlight the changes in the underlying operations of what is now your partnership and reconcile those operations to the Predecessor Entity's reported financial position and results of operations.

      The following table shows (i) the pro-forma consolidated statement of operations for the year ended December 31, 2001, reflecting the pro-forma impact had all the Newkirk partnerships' activities been consolidated effective January 1, 2001 and the assets not contributed by the Predecessor Entity were excluded.

                 CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS
                                 (In Thousands)

                                                                         Predecessor                                  Predecessor
                                                 As Reported             As Reported            Pro-Forma              Pro-Forma
                                              December 31, 2002       December 31, 2001        Adjustments         December 31, 2001
                   -----------------------------------------------------------------------------------------------------------------
   Revenue:
                   Rental income                 $    266,816            $    235,653         $      34,993 (1)      $     270,646
                   Interest income                      3,288                  21,749              (17,184) (2)              4,565
                   Management fees                        762                   1,573                 (705) (1)                868
                                                 ------------            ------------         ------------           -------------

                      Total revenue                   270,866                 258,975               17,104                 276,079
                                                 ------------            ------------         ------------           -------------

   Expenses
                   Interest                           112,766                 104,823                4,343  (1)            109,166
                   Depreciation                        27,609                  32,444               (2,987) (4)             29,457
                   General and
                      administrative                    9,118                   8,075               (2,826) (4)              5,249
                   Amortization                         3,854                  13,138              (10,007) (3)              3,131
                   Ground rent                          3,165                   3,177                   68  (1)              3,245
                   Federal and state income
                   taxes                                  840                   2,918               (2,054) (2)                864
                                                 ------------            ------------         ------------           -------------

                      Total expenses                  157,352                 164,575              (13,463)                151,112
                                                 ------------            ------------         ------------           -------------

   Equity in income from  limited
        partnerships                                       --                   7,649               (7,649) (1)                 --
                                                 ------------            ------------         ------------           -------------

Income from continuing operations before
   minority interest and discontinued
   operations                                    $    113,514            $    102,049         $     22,918           $     124,967
                                                 ============            ============         ============           =============

Footnotes to Pro-Forma Statement of Operations:

(1) Reflects the consolidation of partnerships previously accounted for by the Predecessor Entity as an equity investment.

(2) Primarily the result of the Predecessor Entity not contributing its investments in contract right mortgages.

(3) Primarily the result of the Predecessor Entity not contributing Goodwill to the Partnership.

(4) Certain assets were not contributed and expenditures related thereto will not be incurred by the Partnership.

      In order to provide a more meaningful comparison of the results of operations, the following analysis compares the years ended December 31, 2002 and 2001 as if the exchange had occurred on January 1, 2001.

Income from Continuing Operations before Minority Interest

      Income from continuing operations before minority interest decreased by $11,453,000 to $113,514,000 for the year ended December 31, 2002 from
$124,967,000 for the year ended December 31, 2001. As more fully described below, this decrease is attributable to a decrease in total revenue of $5,213,000 and an increase in total expenses of $6,240,000.

Rental Income

      Rental income decreased by $3,830,000 or approximately 1% to $266,816,000 for the year ended December 31, 2002 from $270,646,000 for the year ended December 31, 2001. The decrease was primarily due to the January 2002 K-Mart Corporation Chapter 11 bankruptcy filing. K-Mart Corporation rejected the leases on 12 of your partnership's properties, which reduced 2002 revenues by $2,482,000. Eight of the properties have been re-leased. The aggregate rental rates under these leases is significantly less than the aggregate rent that was scheduled to be received during the renewal term under the K-Mart leases.

      Additionally, rental income decreased as a result of lease renewals at lower rental rates.

Interest Income

      Interest income decreased by $1,277,000 or approximately 28% to $3,288,000 for the year ended December 31, 2002 from $4,565,000 for the year ended December 31, 2001. The decrease was due to principal payments received by your partnership on loans receivable and overall lower interest rates on the invested cash balances.

Management Fees

      Management fees decreased by $106,000 or approximately 12% to $762,000 for the year ended December 31, 2002 from $868,000 for the year ended December 31, 2001. The decrease is attributable to fewer properties under management.

Interest Expense

      Interest expense increased by $3,600,000 or approximately 3% to $112,766,000 for the year ended December 31, 2002 compared to $109,166,000 for the year ended December 31, 2001. The increase was due to $20,314,000 in interest expense attributable to your partnership's mezzanine loan in the amount of $225,000,000 which was obtained in January 2002, which was substantially offset by decreases in the mortgage loan and contract right mortgage loan interest of $10,920,000 as a result of loan payoffs during the year, through scheduled principal payments and the net gain from the extinguishment of debt of $5,794,000 for the year ended December 31, 2002, compared to zero for the year ended December 31, 2001.

Depreciation

      Depreciation expense decreased by $1,848,000 or approximately 6% to $27,609,000 for the year ended December 31, 2002 compared to $29,457,000 for the year ended December 31, 2001. The decrease is attributable to the completion of the useful lives of various partnership assets while no further additions to real estate were expended.

General and Administrative

      General and administrative expenses increased by $3,869,000 or approximately 74% to $9,118,000 for the year ended December 31, 2002 compared to $5,249,000 for the year ended December 31, 2001. The increase was primarily the result of one-time organizational expenses relating to the formation of your partnership of $3,168,000. Additionally, legal expenses related to pending law suits were also incurred.

Amortization Expense

      Amortization expense increased by $723,000 or approximately 23% to $3,854,000 for the year ended December 31, 2002 compared to $3,131,000 for the year ended December 31, 2001. The increase is primarily the result of mortgage cost amortization expense in the amount of $981,000 related to your partnership's mezzanine loan partially offset by savings in land lease amortization from 2001 land purchases.

Ground Rent

      Ground rent expense decreased by $80,000 or approximately 2% to $3,165,000 for the year ended December 31, 2002 compared to $3,245,000 for the year ended December 31, 2001. The decrease is the result of a June 2001 acquisition of land previously leased resulting in no rent expense for the property in 2002.

State Income Taxes

      State income taxes decreased by $24,000 or approximately 3% to $840,000 for the year ended December 31, 2002 compared to $864,000 for the year ended December 31, 2001.

Critical Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Your partnership does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

      Impairment of long-lived assets. At December 31, 2003, your partnership had $1,129,237,000 of real estate (net) and $59,481,000 of real estate held for sale (net), which combined,,account for approximately 86% of your partnership's total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of your partnership's buildings and improvements are dependent on the performance of the properties.

      Your partnership evaluates recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying value of a property might not be recoverable, your partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

      If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, your partnership recognizes an impairment loss and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted. During the year ended December 31, 2003, your partnership recorded $1,560,000 in allowances for impairment.

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

      Useful lives of long-lived assets. Building and improvements and certain other long-lived assets are depreciated or amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the building and improvements. The cost of properties represents the initial cost of the properties to your partnership plus acquisition and closing costs less impairment adjustments.

      During 2003, the Partnership made a change to its accounting estimates with respect to the depreciable lives of its real estate assets. The change in accounting estimates resulted in a decrease in net income of approximately $6,823,000 and a decrease in net income per limited partnership unit of approximately $ 1.08 per unit for the year ended December 31, 2003.

Recently Issued Accounting Standards

      None of the recently issued accounting standards had any effect on the partnership's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Your partnership has both fixed and variable rate debt, as well as one interest rate cap. All financial instruments were entered into for other than trading purposes. A change in interest rates on the fixed rate portion of the debt portfolio or the interest rate cap impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

      The fair value of your partnership's debt, based on discounted cash flows at the current market conditions and interest rates for the remaining term of such debt was less than the aggregate carrying amount by approximately $13,700,000 at December 31, 2003. The change in the fair value of your partnership's debt as of December 31, 2003 reflects the impact of the T-Two Partners refinancing affected by your partnership in November 2003.

      At December 31, 2003, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $208.4 million at December 31, 2003, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (1.21% at December 31, 2003) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                   Change in LIBOR
                                                    (In thousands)
                                      ------------------------------------------
                                        1%          2%          3%         3.79%
                                        --          --          --         -----

Additional interest expense           $2,084      $4,167      $6,251      $7,898

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements" under "ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective September 30, 2002, your partnership dismissed its prior Independent Auditors, Deloitte & Touche LLP (the "Prior Auditors"). The Prior Auditors auditors' report on the consolidated balance sheet of the Predecessor Entity as of December 31, 2001, and the related statements of operations, partner's equity and cash flows for each of the two years in the period ended December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change Independent Auditors was approved by your partnership's general partner. During calendar year ended 2001 and 2000 and through September 30, 2002, there were no disagreements between your partnership and the Prior Auditors on any matter or accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

      Effective October 10, 2002, your partnership engaged Imowitz, Koenig & Co., LLP as its Independent Auditors. Your partnership did not consult Imowitz Koenig & Co., LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to October 10, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, your partnership carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of your general partner's manager, as well as other key members of your partnership's management, of the effectiveness of your partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, your partnership's Chief Executive Officer and Chief Financial Officer concluded that your partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in your partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change occurred in your partnership's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, your partnership's internal controls over financial reporting.

                                    PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The general partner of your partnership is MLP GP LLC, a Delaware limited liability company, that is owned by affiliates of Vornado Realty Trust and executive officers of Winthrop Financial Associates. In addition, Winthrop Financial Associates performs asset management services for your partnership. MLP GP LLC has no assets, liabilities or equity and does not have an equity interest in your partnership.

      The manager of your partnership's general partner is Newkirk MLP Corp., the principal officers of which are Michael L. Ashner, Chief Executive Officer; Peter Braverman, Executive Vice President; Thomas C. Staples, Chief Financial Officer; and Carolyn Tiffany, Chief Operating Officer. Such persons also serve in those capacities for Winthrop Financial Associates. These officers manage and control the day-to-day operations of your partnership on behalf of your partnership's general partner. However, significant transactions, whether by your partnership or any subsidiary partnership, such as sales, acquisitions, debt refinancings and mergers, require the consent of the members of the general partner under the limited liability company agreement of the general partner.

      The principal occupations and relevant affiliations of the officers of your partnership's general partner are as follows:

      Michael L. Ashner. Mr. Ashner, age 51, serves as the Chief Executive Officer of Winthrop Financial Associates and its affiliates, a position he has held since January 15, 1996, as well as the Chief Executive Officer of Newkirk MLP Corp., the manager of your partnership's general partner. Mr. Ashner has served as Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments, a publicly traded real estate investment trust which we refer to as First Union, since December 31, 2003. Since August 2002, Mr. Ashner has also served as the Chief Executive Officer and a Director of Shelbourne Properties I, II and III, three separate publicly traded real estate investment trusts. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn by Marriott Limited Partnership, an entity that owns and operates 50 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Peter Braverman. Mr. Braverman, age 52, has served as the Executive Vice President of Winthrop Financial Associates and its affiliates since January 1996. Mr. Braverman also serves as the Executive Vice President of Newkirk MLP Corp., the manager of your partnership's general partner. Mr. Braverman has served as the Executive Vice President of First Union since January 2004. He has also been an Executive Vice President of AP-Fairfield GP, LLC since August 2001. Since August 2002, Mr. Braverman has also served as the Executive Vice President and a Director of Shelbourne Properties I, II and III.

      Thomas C. Staples. Mr. Staples, age 48, has been with Winthrop Financial Associates since 1995. Since January 1999, Mr. Staples has served as the Chief Financial Officer of Winthrop Financial Associates. Mr. Staples has also served as the Treasurer and Chief Financial Officer of First Union since January 2004. Since August 2002, Mr. Staples has also served as Assistant Treasurer of

Shelbourne Properties I, II and III. In addition, Mr. Staples is the Chief Financial Officer of the Newkirk Group. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

      Carolyn Tiffany. Ms. Tiffany, age 37, has been with Winthrop Financial Associates since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of Winthrop Financial Associates. Ms. Tiffany has served as the Chief Operating Officer and Secretary of First Union since January 2004. Ms. Tiffany also serves as Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III. In addition, Ms. Tiffany is the Chief Operating Officer of The Newkirk Group. She has also been Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

      One or more of the above persons are also directors or officers of a general partner (or general partners of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section15(d) of such Act. In addition, each of the foregoing individuals hold similar positions with AP-PCC III, L.P., an entity that through one or more subsidiaries manage several limited partnerships that hold title to real property including, commercial properties and residential properties.

      Except as indicated above, neither your partnership nor your general partner or its manager has any significant employees within the meaning of Item 401(c) of Regulation S-K. There are no family relationships among the officers and directors of the general partner.

Compliance with Section 16(a) of the Exchange Act.

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to your partnership under Rule 16a-34(e) during your partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to your partnership with respect to its most recent fiscal year, your partnership is not aware of any manager, officer or beneficial owner of more than ten percent of the units of limited partnership interest in your partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

      Your partnership has adopted a Code of Ethics that applies to the chief executive officer and chief financial officer of the manager of your partnership's general partner, who perform functions similar to principal executive officer and principal financial officer, respectively, for the partnership. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the attention of Thomas Staples at the address set forth on the cover page to this Form 10-K.

      Your partnership has no directors and is not a "listed-issuer" under Item 401 to Regulation S-K. Accordingly, your partnership does not have an audit committee or an audit committee financial expert under Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      Your partnership has no employees. Winthrop Financial Associates, an affiliate of your general partner and of the Newkirk Group, provides the services of some of its employees, including the executive officers of the manager of your partnership's general partner, to perform asset management services. Winthrop Financial Associates receives an annual fee of $1,800,000 (subject to adjustment based on increases in the CPI) for its services to your partnership and 15 other affiliated partnerships. The CPI adjustment for 2003 was 2.4% bringing the fee to $1,843,200. See "ITEM 1. BUSINESS - Employees."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

Security Ownership.

      The following table sets forth the number of units held as of March 29, 2004 by (i) each person that, to our knowledge, beneficially owns more than 5% of the total number of units, (ii) each officer or director of Newkirk MLP Corp., the manager of your partnership's general partner, and (iii) the directors and executive officers of Newkirk MLP Corp. as a group.

Name and Address of                                                   Percent of
Beneficial Owner                                 Number of Units     Total Units
----------------                                 ---------------     -----------

Michael L. Ashner                                3,657,230 (2)(3)       57.95%
Apollo Real Estate Investment Fund III, L.P.
Apollo Real Estate Advisors III, L.P.
Apollo Real Estate Management III, L.P. (1)
Vornado Realty Trust                             1,639,818 (3)(4)       25.98%
888 Seventh Avenue
New York, NY  10019
Peter Braverman                                          0                 --
Thomas Staples                                           0                 --
Carolyn Tiffany                                          0                 --
All executive officers and directors             3,657,230 (2)(3)       57.95%
as a group (4 individuals)

----------
(1) The address for Apollo Real Estate Investment Fund III, L.P. ("Apollo Fund"), Apollo Real Estate Advisors III, L.P. ("Apollo Advisors"), and Apollo Real Estate Management III, L.P. ("Apollo Management") is 2 Manhattanville Road, Purchase, New York 10577. The address for Mr. Ashner is 100 Jericho Quadrangle, Jericho, New York 11753.

(2) Comprised of units that are held by Newkirk RE Holdings LLC, Newkirk NL Holdings LLC, Newkirk Tender Holdings LLC, Marbax Venture LLC, AP-WIN Associates, L.L.C., AP-III WEM WIN Tender LLC and AP-IV WEM WIN Tender LLC, each of which is directly or indirectly controlled by either WEM-Brynmawr Associates LLC, WEM Fund 1998 Limited Partnership or WEM-WIN Tender Associates (the "WEM Entities") and by Apollo Fund. For purposes of
      Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), as the sole manager of each of the WEM Entities, Mr. Ashner may be deemed to be the beneficial owner of all units beneficially owned by the WEM Entities. In addition, for purposes of Section 13 of the Exchange Act, as the general partner of Apollo Fund, Apollo Advisors may be deemed to be the beneficial owner of all units beneficially owned by Apollo Fund, and all such units may be deemed to be beneficially owned by Apollo Management as the day-to-day manager of Apollo Fund. Also includes 217,418 units that Newkirk NL Holdings and Newkirk RE Holdings have a right to acquire from Vornado Newkirk L.L.C. and an aggregate of 15,539 units which will be issued to AP3-WEM WIN Tender LLC and AP-WIN Associates LLC on April 1, 2004. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - ACQUISITION OF LIMITED PARTNERSHIP INTERESTS."

(3) Due to the relationships between the individual and entities referred to on this chart and in notes (2) and (4) thereto, such individual and entities may be deemed to constitute a "group" for purposes of Section 13d-3 of the Exchange Act.

(4) Comprised of units that are held by VNK Corp., Vornado Newkirk L.L.C. and Vornado Realty L.P., each of which is controlled by Vornado Realty Trust.

      Changes in Control.

      There exists no arrangement known to the partnership the operation of which may at a subsequent date result in a change in control of the partnership.

      Securities Authorized for Issuance under Equity Compensation Plans.

      The partnership has no securities authorized for issuance under any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTION MODIFICATION

      As part of the exchange, your partnership and the Newkirk Group entered into an option arrangement that gave your partnership an option to acquire in January 2008 indirect interests in a pool of second mortgages of the Newkirk partnerships and various other partnerships. The Newkirk Group also had a put option to require your partnership to acquire these indirect interests in December 2007. In November 2003 your partnership's option was modified and the Newkirk Group's put option was eliminated. We refer you to "ITEM 1. BUSINESS - Description of Assets - The Subordinate Mortgage Interests" for additional information on the option arrangement and those interests.

ACQUISITION OF LIMITED PARTNERSHIP INTERESTS

      In January 2003, your partnership acquired from the Newkirk Group limited partnership interests, ranging from a 4.9% interest to a 57.75% interest in nine partnerships that own net leased property in exchange for 317,813 units. We refer to these partnerships as the additional partnerships. Four of the additional partnerships are included in the consolidated partnerships and five of the additional partnerships are included in the unconsolidated partnerships. The 317,813 units were divided among the Newkirk Group as follows: 133,400 units to AP-WIN Associates L.L.C., 23,319 units to AP3-WEM WIN Tender LLC, 59,433 units to AP4-WEM WIN Tender LLC and 101,662 units to Vornado Realty L.P. In addition, in connection with this transaction, your partnership also acquired an option to purchase additional limited partnership interests in two of these partnerships. In January 2004, your partnership notified the Newkirk Group that it intends to exercise its option to purchase the additional limited partnership interests. It is anticipated that these additional limited partnership interests will be acquired as of April 1, 2004 in exchange for 15,539 units: 13,139 will be issued to AP-WIN Associates LLC and 2,400 will be issued to AP3-WEM Win Tender LLC. This acquisition will increase your partnership's ownership of interest in these partnerships to 68.68% and 55.28% from 40.68% and 47.52%, respectively.

      In determining the number of units issuable to the Newkirk Group in exchange for such interests, your partnership's general partner estimated the value of the additional partnerships utilizing a discounted cash flow approach similar to that which was used to determine exchange values for Newkirk partnerships as part of the exchange to arrive at a value of $22,704,776 for the limited partnership interests acquired in January 2003. The limited partnership units to be acquired in April 2004 are being valued at $1,110,000. This value includes a $394,000 deduction from the original valuation in order to reflect a 2003 property sale. Your partnership's general partner estimated the per unit value of your partnership in order to determine the number of units allocable to the Newkirk Group for their interests in the additional partnerships. The estimated per unit value of your partnership ($71.44 per unit) was derived from the aggregate value ascribed to your partnership in the exchange, as adjusted to reflect the proceeds from your partnership's indebtedness to Fleet that were distributed to limited partners following the exchange. 47,743 of the units allocated to the Newkirk Group were in respect of limited partnership interests in the additional partnerships that the Newkirk Group had acquired in 2001 and 2002 for $1,305,204.

      During 2002, appraisals were obtained for each of the properties owned by the additional partnerships. The aggregate appraised value of all of the properties was $288,675,000. Based solely on your partnership's ownership interests in the additional partnerships following its January 2003 acquisition, $25,049,842 of the appraised value would have been attributable to the interests owned by your partnership at that time.

LAND ACQUISITIONS

      In January 2003, your partnership acquired the land underlying the property owned by one of its unconsolidated partnerships. The property is a 200,000 square foot office building that is net-leased to Associates First-Financial Corp. until September 2008 with renewal options extending until September 2038. This additional partnership has an estate for years in the land that runs until September 2013 followed by an option to ground lease the land for up to 45 years. The land was acquired from a company wholly-owned by Winthrop Financial Associates, an affiliate of your partnership's general partner, for $1,000,000, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bears interest at the rate of LIBOR plus 6% per annum, compounded annually, and payable interest-only until maturity, at which time the full balance of the note is due. In determining the purchase price for this land sale described above, your partnership's general partner obtained a property appraisal.

MORTGAGE INDEBTEDNESS

      Certain members of the Newkirk Group owned the three most junior tranches of the T-1 Certificate that is described in "ITEM 1. BUSINESS" under the heading "- Description of Assets - The Subordinate Mortgage Interests.". During the year ended December 31, 2003 and prior to November 24, 2003, approximately $1,800,000 of interest was paid on these three junior tranches. On November 24, 2003, $152,001,000 of the proceeds of the T-Two Loan referred to in Item 1 were used by T-Two Partners to acquire the T-1 Certificate, which payment included approximately $2,400,000 for accrued interest and approximately $4,400,000 of prepayment penalties. Approximately $17,806,000 of the payments made by T-Two Partners to acquire the T-1 Certificate were received by members of the Newkirk Group for their interests in the three junior tranches of the T-1 Certificate.

MORTGAGE REFINANCING

      See "ITEM 2. PROPERTIES - Mortgage Indebtedness of Your Partnership" for information on the acquisition by members of the Newkirk Group of second mortgage indebtedness on properties owned by your partnership. During 2003, your partnership incurred approximately $685,000 of interest expense payable to members of the Newkirk Group on the mortgage indebtedness. At December 31, 2004, your partnership owed approximately $14,583,000 on the second mortgage to members of the Newkirk Group.

T-TWO PARTNERS

      See "ITEM 1. BUSINESS - Description of Assets - The Subordinate Mortgage Interests" for a description of T-Two Partners, its ownership of second mortgage loans on your partnership's properties and the sale to your partnership of a mortgage loan encumbering a property in which your partnership has a 53% interest. During 2003, your partnership incurred approximately $14,295,000 of interest expense payable to T-Two Partners. T-Two Partners is owned by NK-CR Holdings and Holdings Subsidiary, both of which are owned by members of the Newkirk Group. After payment of the cost of acquiring the T-1 Certificate, approximately $164,526,000 of the proceeds of the T-Two Loan referred to in Item 1 were distributed to the owners of T-Two Partners. At the time of the closing of the T-Two Loan, T-Two Partners also distributed to its beneficial owners $29,475,000 that was being held by T-Two Partners. This additional amount represented payments that had previously been made on the second mortgage loans, including second mortgage loans on your partnership's properties, in which T-Two Partners owned subordinated beneficial interests, as well as proceeds from the sale to your partnership of the mortgage loan referred to above. A substantial portion of these amounts had previously been held in a reserve fund for the holders of the T-1 Certificate.

MORTGAGE ON PROPERTY OF AFFILIATE

      See "ITEM 1. BUSINESS - Description of Assets - First Mortgage Interests" for information on a securitized pool of first mortgages held by your partnership that is partially secured by properties owned by partnerships that are controlled by affiliates of your partnership's general partner.

ASSET MANAGEMENT AGREEMENT

      See "ITEM 1. BUSINESS - Description of Assets - The Management Company" for a description of fees paid to Winthrop Financial Associates by Newkirk Asset Management LLC for services rendered for your partnership and certain other partnerships.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees for professional services rendered by Imowitz, Koenig & Co. during 2003 and 2002 were as follows:

      Audit Fees. Fees for the audit of your partnership's annual financial statements, the reviews of the financial statements in the Partnership's Forms 10-Q, the review of the financial statements in the Partnership's Form 10 and amendments thereto, and other services in connection with statutory and regulatory filings and engagements were $338,000 and $147,000, in 2003 and 2002, respectively.

      Audit Related Fees. The aggregate audit-related fees billed during 2003 and 2002 for assurance and related services that were reasonably related to the performance of the audit or review of your partnership's financial statements and not reported under "Audit Fees" were in the amount of $15,000 and 0, respectively, billed by Imowitz, Koenig & Co. and covered agreed upon procedures related to a bank financing.

      Tax Fees. Fees for tax services relating to tax compliance were $366,000 and $294,000 in 2003 and 2002, respectively.

      All Other Fees. None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements

            See "Index to Financial Statements" below.

      (b)   Reports on Form 8-K

            Date                 Items Reported             Financial Statements
            ----                 --------------             --------------------

            11/26/03                    5                           None

      (c)   Exhibits

Exhibit No.                            Description
-----------                            -----------

   * 2.1 Agreement and Plan of Merger between the Newkirk Master Limited Partnership and each of the Merger Partnerships set forth on Schedule A, dated December 6, 2001.

   * 2.2 Assignment and Assumption Agreement by and between Newkirk Stock LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and VNK Corp. dated as of December 26, 2001.

   * 2.3 Assignment and Assumption Agreement by and between Newkirk Eastgar LLC, Newkirk Partner Interest LLC, The Newkirk Master Limited Partnership and Newkirk MLP Unit LLC dated as of December 26, 2001.

   * 2.4 Assignment and Assumption Agreement by and between Vornado Realty L.P., Vornado Newkirk L.L.C., The Newkirk Master Limited Partnership, and Newkirk MLP Unit LLC, dated as of December 26, 2001.

   * 2.5 Assignment and Assumption Agreement between Newkirk RE Associates LLC, The Newkirk Master Limited Partnership, Newkirk RE Holdings and Vornado Newkirk L.L.C. dated as of December 26, 2001.

   * 2.6 Assignment and Assumption Agreement by and between Newkirk Associates LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and Vornado Newkirk L.L.C. dated as of December 26, 2001.

   * 2.7 Agreement and Plan of Merger by and between The Newkirk Master Limited Partnership, Lanmar Associates Limited Partnership and Newkirk Lanmar L.P., dated as of December 6, 2001.

   * 3 Certificate of Limited Partnership of the Newkirk Master Limited Partnership.

   * 4.1 Agreement of Limited Partnership of The Newkirk Master Limited Partnership, by and among MLP GP LLC, Newkirk Manager Corp. and all other persons who shall, pursuant to the Exchange or otherwise become limited partners of the Partnership, dated as of October 23, 2001.

   * 4.2 Additional provisions incorporated by reference into the Agreement of Limited Partnership of the Newkirk Master Limited Partnership.

   * 4.3      Limited Liability Agreement of MLP GP LLC.

Exhibit No.                         Description
-----------                         -----------

   * 10.1 Amended and Restated Cash Participation Agreement, dated as of January 1, 2002, by and among Newkirk GP LLC, Newkirk Capital LLC, Newkirk RE Associates LLC, Newkirk Stock LLC, Newkirk Associates LLC, Vornado Realty L.P., Vornado Newkirk L.L.C., VNK Corp., on the one hand, and Administrator LLC, as agent for itself and as agent for the persons listed on Schedule A thereto.

   * 10.2 Amended and Restated Pledge Agreement, dated as of January 1, 2002, by and between The Newkirk Master Limited Partnership and Administrator LLC, for itself and as agent for the parties listed on Schedule A thereto.

   * 10.3 Put-Call Option Agreement, dated as of January 1, 2002, by and among The Newkirk Master Limited Partnership,, NK-CR Holdings LLC and Holdings Subsidiary LLC.

   * 10.4 Asset Management Agreement dated as of January 1, 2002, by and between Newkirk Asset Management LLC and Winthrop Financial Associates.

   * 10.5 Loan Agreement, dated January 30, 2002, among The Newkirk Master Limited Partnership and Fleet National Bank and the lenders party thereto.

   * 10.6 Promissory Note, dated as of January 30, 2002, by The Newkirk Master Limited Partnership in favor of Fleet National Bank.

   * 10.7 Security Agreement, dated as of January 30, 2002, between The Newkirk Master Limited Partnership and Fleet National Bank.

   * 10.8 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership, Newkirk GP Holding LLC and General Partners of Participating Limited Partnerships to Fleet National Bank.

   * 10.9 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership to Fleet National Bank.

   * 10.10 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership to Fleet National Bank.

   * 10.11 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership to Fleet National Bank.

  ** 10.12 Indemnity Agreement, dated as of January 30, 2002, among Newkirk NL Holdings, LLC, Newkirk MLP Corp., Vornado Realty, L.P., Vornado Newkirk, LLC, VNK Corp., Apollo Real Estate Fund III, L.P., The Newkirk Master Limited Partnership and Fleet National Bank.

 *** 10.13    Master Loan Agreement, dated November 24,2003, among The Newkirk
              Master Limited Partnership, T-Two Partners, L.P., and Fleet
              National Bank and the lender's party thereto.

 *** 10.14    Master Promissory Note, dated as of November 24, 2003, by The
              Newkirk Master Limited Partnership in favor of Fleet National
              Bank.

 *** 10.15    Security Agreement, dated as of November 24, 2003, between The
              Newkirk Master Limited Partnership and Fleet National Bank.

 *** 10.16    Ownership Interest Pledge and Security Agreement, dated as of
              November 24, 2003, from The Newkirk Master Limited Partnership,
              Newkirk GP Holding LLC and General Partners of certain Limited
              Partnerships to Fleet National Bank.

Exhibit No.                         Description
-----------                         -----------

 *** 10.17    Ownership Interest Pledge and Security Agreement (GMAC
              Partnerships), dated as of November 24, 2003, from The Newkirk
              Master Limited Partnership to Fleet National Bank.

 *** 10.18    Ownership Interest Pledge and Security Agreement (Subsidiaries),
              dated as of November 24, 2003, from The Newkirk Master Limited
              Partnership to Fleet National Bank.

 *** 10.19    Ownership Interest Pledge and Security Agreement (Finco and
              Capital), dated as of November 24, 2003, from The Newkirk Master
              Limited Partnership to Fleet National Bank.

 *** 10.20    Amended and Restated Indemnity Agreement, dated as of November 24,
              2003, among Newkirk NL Holdings, LLC, Newkirk MLP Corp., Vornado
              Realty, L.P., Vornado Newkirk, LLC, VNK Corp., Apollo Real Estate
              Fund III, L.P., The Newkirk Master Limited Partnership and Fleet
              National Bank.

 *** 10.21    Guaranty from The Newkirk Master Limited Partnership to Fleet
              National Bank.

**** 10.22    Amended Stipulation of Settlement of Albert McCall, et. al., v.
              Newkirk Capital LLC, et al.

**** 16       Letter from Deloitte & Touche LLP.

   * 21       List of subsidiaries of the Registrant.

     31.1 Certificates of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificates of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1     Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*      Previously filed as an Exhibit to Form 10 filed on April 30, 2003.

** Previously filed as an Exhibit to Amendment No. 1 to Form 10 filed on September 10, 2003.

*** Incorporated by reference to Exhibits filed with Form 8-K dated November 24, 2003.

**** Previously filed as an Exhibit to Amendment No. 2 to Form 10 filed on February 12, 2004.

(d)(3) Financial Statement Schedule

       Independent Auditor's Report on Financial Statement Schedule

       Schedule of Real Estate and Accumulated Depreciation

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2004

                                        THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                        By: MLP GP LLC, its General Partner

                                        By: Newkirk MLP Corp., its Manager


                                        By: /s/ Michael L. Ashner
                                            ------------------------------------
                                        Name:  Michael L. Ashner
                                        Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

              Signature                                     Title                                        Date
              ---------                                     -----                                        ----

By: /s/ Michael L. Ashner                 Chief Executive Officer of the Manager of the              April 2, 2004
    -------------------------------       General Partner of the Registrant
    Michael L. Ashner


By: /s/ Thomas Staples                    Chief Financial Officer of the Manager of the              April 2, 2004
    -------------------------------       General Partner of the Registrant
    Thomas Staples

                                 Exhibit Index

Exhibit No.                         Description
-----------                         -----------

     14       Code of Ethics.

     31.1 Certificates of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificates of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1     Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
INDEPENDENT AUDITORS' REPORT AS OF AND FOR THE YEARS ENDED
     DECEMBER 31, 2003 and 2002                                                                                  F - 1

INDEPENDENT AUDITORS' REPORT FOR THE YEAR ENDED
     DECEMBER 31, 2001 (PREDECESSOR)                                                                             F - 2

FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2003 and 2002                                                        F - 3

Consolidated Statements of Operations for the Years Ended December 31, 2003 and
     2002 and Combined Consolidated Statement of Operations for the Year Ended
     December 31, 2001 (Predecessor)                                                                             F - 4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2003
     and 2002 and Combined Consolidated Statement of Members' Capital for the
     Year Ended December 31, 2001 (Predecessor)                                                                  F - 5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and
     2002 and Combined Consolidated Statement of Cash Flows for the Year Ended
     December 31, 2001 (Predecessor)                                                                        F - 6 to F - 10

Notes to Consolidated Financial Statements                                                                 F - 11 to F - 36

                          Independent Auditors' Report

To the Partners of
The Newkirk Master Limited Partnership

We have audited the accompanying consolidated balance sheets of The Newkirk Master Limited Partnership (a Delaware limited partnership) (the "Partnership") as of December 31, 2003 and 2002 and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ Imowitz Koenig & Co., LLP

New York, New York
January 30, 2004

INDEPENDENT AUDITORS' REPORT

To the Members of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC:

We have audited the accompanying combined consolidated statements of operations, changes in members' capital, and cash flows of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC and subsidiaries (the "Predecessor Company") for the year ended December 31, 2001. These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 11, 2002

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                           December 31,
                                                                                       2003            2002
                                                                                   -----------     -----------
ASSETS

Real estate investments:
      Land                                                                         $    37,674     $    37,904
      Land estates                                                                      45,204          54,524
      Buildings and improvements                                                     1,619,199       1,624,140
                                                                                   -----------     -----------

         Total real estate investments                                               1,702,077       1,716,568

      Less accumulated depreciation and amortization                                  (572,840)       (512,678)
                                                                                   -----------     -----------

         Real estate investments, net                                                1,129,237       1,203,890

Real estate held for sale, net of accumulated depreciation of
      $19,692 and $61,027                                                               59,481         105,331

Cash and cash equivalents, of which $5,148 and $8,109 is restricted                     37,851          33,452
Receivables and deferred rental income (including $7,346 and $0 from a
      related party)                                                                    97,845          77,855
Equity investments in limited partnerships                                               8,492              --
Deferred costs, net of accumulated amortization of $29,638 and $26,656                  22,993          24,418
Other assets                                                                            27,240          29,387
Other assets of discontinued operations                                                    955           2,290
                                                                                   -----------     -----------

         Total Assets                                                              $ 1,384,094     $ 1,476,623
                                                                                   ===========     ===========

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $14,583 and                 $   615,993     $   717,968
      $13,964 to a related party)
Note payable                                                                           208,356         221,650
Contract right mortgage notes and accrued interest payable
      (including $296,035 and $223,183 to related parties)                             401,132         425,441
Accounts payable and accrued expenses                                                   15,427          10,467
Liabilities of discontinued operations                                                  35,997         105,500
                                                                                   -----------     -----------

         Total Liabilities                                                           1,276,905       1,481,026

Contingencies

Minority interests                                                                     (39,822)        (29,096)
Partners' equity (6,319,391 and 6,116,578 limited partnership units outstanding
      at December 31, 2003 and 2002, respectively)                                     147,011          24,693
                                                                                   -----------     -----------

         Total Liabilities, Minority Interests and Equity                          $ 1,384,094     $ 1,476,623
                                                                                   ===========     ===========

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (In thousands, except unit and per unit data)

                                                                                                           2001
                                                                          2003            2002         Predecessor
                                                                     --------------  --------------   -------------
                                                                     (Consolidated)  (Consolidated)    (Combined
                                                                                                      Consolidated)
Revenue:
     Rental income                                                     $   274,971     $   266,816     $   235,653
     Interest income                                                         2,983           3,288          21,749
     Management fees                                                           418             762           1,573
                                                                       -----------     -----------     -----------

         Total revenue                                                     278,372         270,866         258,975
                                                                       -----------     -----------     -----------

Expenses:
     Interest (including $14,521, $11,851 and $5,656 to
         related parties, respectively)                                    106,898         112,766         104,823
     Depreciation                                                           37,705          27,609          32,444
     General and administrative (including $1,843, $1,800 and               11,486           9,118           8,075
          $3,000 to related parties, respectively)
     Amortization                                                            4,771           3,854          13,138
     Ground rent                                                             3,202           3,165           3,177
     Federal and state income taxes                                            767             840           2,918
                                                                       -----------     -----------     -----------

         Total expenses                                                    164,829         157,352         164,575
                                                                       -----------     -----------     -----------

Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest        113,543         113,514          94,400

     Equity in income from investments in limited partnerships               2,054              --           7,649
     Minority interest                                                     (15,509)         (8,117)        (55,662)
                                                                       -----------     -----------     -----------

Income from continuing operations                                          100,088         105,397          46,387
                                                                       -----------     -----------     -----------

Discontinued operations:
     Income from discontinued operations                                    20,334          18,448          15,679
     Gain (loss) from disposal of real estate                               29,514            (983)         (2,936)
     Minority interest                                                          --              --          (9,519)
                                                                       -----------     -----------     -----------

         Income from discontinued operations                                49,848          17,465           3,224
                                                                       -----------     -----------     -----------

Net income                                                             $   149,936     $   122,862     $    49,611
                                                                       ===========     ===========     ===========

Income from continuing operations per limited partnership unit         $     15.81     $     17.22
Income from discontinued operations per limited partnership unit              7.88            2.86
                                                                       -----------     -----------

Net income per limited partnership unit                                $     23.69     $     20.08
                                                                       ===========     ===========

Distributions per limited partnership unit                             $      5.52     $     32.16
                                                                       ===========     ===========

Weighted average limited partnership units                               6,329,204       6,119,942
                                                                       ===========     ===========

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002
                        (In thousands, except unit data)

                                                    Limited
                                                  Partnership         Partners'
                                                     Units             Equity
                                                  -----------        ----------

Equity Contributions                               6,121,990         $   98,893

Distributions                                             --           (196,880)

Limited partner buyouts                               (5,412)              (182)

Net income                                                --            122,862
                                                  ----------         ----------

Balance at December 31, 2002                       6,116,578             24,693

Equity Contributions                                 317,813             11,050

Distributions                                             --            (34,731)

Limited partner buyouts                             (115,000)            (3,937)

Net income                                                --            149,936
                                                  ----------         ----------

Balance at December 31, 2003                       6,319,391         $  147,011
                                                  ==========         ==========

                   PREDECESSOR COMBINED CONSOLIDATED STATEMENT
                               OF MEMBERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                                       Members'
                                                                        Capital
                                                                      ---------

Balance at January 1, 2001                                            $ 209,962

Contributions                                                             5,329

Distributions                                                            (7,384)

Net income                                                               49,611
                                                                      ---------

Balance at December 31, 2001                                          $ 257,518
                                                                      =========

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                                                                                         2001
                                                                                        2003            2002         Predecessor
                                                                                   --------------  --------------   -------------
                                                                                   (Consolidated)  (Consolidated)     (Combined
                                                                                                                    Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
      Income from continuing operations                                             $    100,088    $    105,397    $     46,387
         Adjustments to reconcile income from continuing
            operations to net cash provided by continuing
            operations:
            Amortization of deferred costs and land estates                               13,678           9,240              --
            Depreciation expense                                                          37,705          27,609          45,319
            Net loss (gain) from early extinguishment of debt                                 28          (5,729)             --
            Amortization of discount on contract rights                                       --              --         (13,190)
            Amortization of discount on mortgage loans                                        --              --            (159)
            Minority interest expense                                                     15,509           8,117          55,662
            Equity in income of limited partnerships                                      (2,054)             --          (7,649)

      Changes in operating assets and liabilities:
         Notes receivable and accrued interest                                                --              --          (3,707)
         Income taxes payable                                                                 --              --            (501)
         Increase in receivables and deferred rental income                              (14,325)         (1,100)        (11,550)
         Increase (decrease) in accounts payable and accrued expenses                      3,344         (16,698)        (23,158)
         Decrease in accrued interest-mortgages and contract rights                       (6,994)        (13,035)             --
         Decrease in other assets                                                          1,871           5,044              --
         Other liabilities                                                                    --              --             628
                                                                                    ------------    ------------    ------------

              Net cash provided by continuing operations                                 148,850         118,845          88,082
                                                                                    ------------    ------------    ------------

Discontinued Operations:
      Income from discontinued operations                                                 49,848          17,465           3,224
         Adjustments to reconcile income from discontinued
            operations to net cash provided by discontinued
            operations:
            Amortization of deferred costs and land estates                                  211             579              --
            Depreciation expense                                                           2,634           6,414           5,054
            Net gain from early extinguishment of debt                                    (8,733)           (553)             --
            (Gain) loss on sales of real estate                                          (29,514)            983           2,936
            Minority interest expense                                                        781              --           9,519
            Impairment loss                                                                1,560              --              --

      Changes in assets and liabilities:
         Net (decrease) increase in assets and liabilities of discontinued
            operations                                                                    (3,620)           (241)          1,137
                                                                                    ------------    ------------    ------------

              Net cash provided by discontinued operations                                13,167          24,647          21,870
                                                                                    ------------    ------------    ------------

              Net cash provided by operating activities                                  162,017         143,492         109,952
                                                                                    ------------    ------------    ------------

                                                                     (Continued)

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)
                                   (continued)

                                                                                                          2001
                                                                            2003           2002        Predecessor
                                                                       --------------  --------------  -------------
                                                                       (Consolidated)  (Consolidated)   (Combined
                                                                                                       Consolidated)
CASH FLOWS FROM INVESTING ACTIVITIES:

Continuing Operations:
      Cash related to formation of partnership                            $     --       $ 10,776       $     --
      Land additions                                                        (2,268)        (2,904)        (2,842)
      Investment in contract rights                                             --             --           (284)
      Advances to related parties                                               --             --         (3,334)
      Cash related to previously unconsolidated limited partnerships           650             --         21,235
      Deposits on operating partnership units                                   --             --           (418)
      Investments in limited partnership interests                          (1,307)            --        (37,374)
                                                                          --------       --------       --------

              Net cash (used in) provided by continuing operations          (2,925)         7,872        (23,017)
                                                                          --------       --------       --------

Discontinued Operations:
      Net proceeds from disposal of real estate or other assets             61,491          3,208            844
      Proceeds from sales of contract rights                                    --             --            542
      Land additions                                                          (250)            --             --
                                                                          --------       --------       --------

              Net cash provided by discontinued operations                  61,241          3,208          1,386
                                                                          --------       --------       --------

              Net cash provided by (used in) investing activities           58,316         11,080        (21,631)
                                                                          --------       --------       --------

                                                                     (Continued)

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)
                                   (continued)

                                                                                                          2001
                                                                        2003             2002         Predecessor
                                                                   --------------   --------------   -------------
                                                                   (Consolidated)   (Consolidated)    (Combined
                                                                                                     Consolidated)
CASH FLOWS FROM FINANCING ACTIVITIES:

Continuing Operations:
     Satisfaction of mortgage notes                                   $  (7,265)      $(115,537)      $      --
     Satisfaction of contract right mortgage notes and
       accrued interest                                                  (6,053)        (52,619)             --
     Satisfaction of note payable                                      (194,367)             --              --
     Principal payments of mortgage notes payable                      (119,541)       (104,640)        (93,454)
     Principal payments of note payable                                 (27,401)         (3,350)             --
     Principal payments of contract right mortgage notes                 (4,730)         (1,090)             --
     Mortgage prepayment penalties                                          (91)         (4,710)             --
     Proceeds from new debt                                             212,838         396,870          35,812
     Contributions from minority interests                                   --              --           1,191
     Contributions from members                                              --              --           5,329
     Distributions to partners/members                                  (34,731)       (196,880)         (7,384)
     Limited partner buyouts                                             (3,937)           (182)             --
     Distributions to minority interests                                 (6,166)         (1,693)         (2,432)
     Distributions from limited partnership interests                       492              --           1,848
     Deferred costs                                                      (8,015)        (10,365)         (4,456)
     Related party loans                                                     --              --           1,851
                                                                      ---------       ---------       ---------

                Net cash used in continuing operations                 (198,967)        (94,196)        (61,695)
                                                                      ---------       ---------       ---------

Discontinued Operations:
     Satisfaction of notes payable                                      (58,914)        (24,153)             --
     Principal payments of notes payable                                 (6,709)        (16,773)        (13,559)
     Proceeds from new debt                                              49,500          14,533              --
     Mortgage prepayment penalties                                         (309)             --              --
     Deferred costs                                                        (535)           (531)             --
                                                                      ---------       ---------       ---------

         Cash used in discontinued operations                           (16,967)        (26,924)        (13,559)
                                                                      ---------       ---------       ---------

                Net cash used in financing activities                  (215,934)       (121,120)        (75,254)
                                                                      ---------       ---------       ---------

Net increase in cash and cash equivalents                                 4,399          33,452          13,067

Cash and Cash Equivalents at Beginning of Year                           33,452              --           8,205
                                                                      ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                              $  37,851       $  33,452       $  21,272
                                                                      =========       =========       =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for state income taxes                                 $   1,072       $     542       $     520
                                                                      =========       =========       =========
     Cash paid for interest                                           $ 124,342       $ 174,488       $ 126,472
                                                                      =========       =========       =========

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                   (Continued)

Supplemental Information

In January 2003, balances related to the issuance of 317,813 Units in the Partnership for the various assets contributed to the Partnership were as follows:

                                                                    2003
                                                               --------------
                                                               (In thousands)

      Real estate investments, net                               $ 36,836
      Cash and cash equivalents                                       382
      Receivables                                                   3,557
      Deferred costs, net                                           1,512
      Equity investments in limited partnerships                    6,335
      Mortgage notes payable                                      (61,057)
      Accrued interest payable                                     (1,134)
      Accounts payable and accrued expenses                           (68)
      Minority interests                                           24,687
                                                                 --------

      Partners' equity                                           $ 11,050
                                                                 ========

In connection with the disposal of real estate, the purchaser of a property assumed $94,918,000 of the Partnership's debt.

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                   (Continued)

Supplemental Information (Continued)

The combined financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC are considered the acquirer and predecessor of the business transferred to the Partnership in connection with the transaction because the members of the combined entity acquired majority control of the businesses transferred to the Partnership.

As of January 1, 2002, balances related to the exchange of Units in the Partnership for the various assets of the combined entity and other contributing unit holders were as follows:

                                                                  2002
                                                             --------------
                                                             (In thousands)

      Real estate, net                                        $ 1,233,756
      Real estate held for sale                                   113,982
      Cash and cash equivalents                                    10,776
      Receivables                                                  78,376
      Deferred costs, net                                          19,957
      Other assets                                                 34,377
      Other assets of discontinued operations                         880
      Mortgage notes payable                                     (776,633)
      Contract right mortgage notes payable                      (325,264)
      Accrued interest                                           (188,567)
      Accounts payable and accrued expenses                       (15,189)
      Liabilities of discontinued operations                     (123,078)
      Minority interest                                            35,520
      Investment in limited partnerships                               --
                                                              -----------
      Partners' equity                                        $    98,893
                                                              ===========

                 See notes to consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    ORGANIZATION AND BUSINESS

            The Newkirk Master Limited Partnership (the "Partnership") was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's term is perpetual unless it is otherwise dissolved in accordance with the terms of the Partnership's partnership agreement. The Partnership commenced operations on January 1, 2002 following the completion of a transaction (the "Exchange") involving the merger into wholly-owned subsidiaries of the Partnership of 90 limited partnerships, each of which owned commercial properties (the "Newkirk Partnerships"), and the acquisition by the Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships. The Partnership was formed to facilitate and consummate the Exchange and for the purpose of directly or indirectly (whether through a subsidiary or otherwise), investing in, acquiring, owning, holding, managing, operating, selling, exchanging and otherwise disposing of interests in real estate and assets related to real estate and to engage in activities and transactions as the general partner deems necessary or advisable to promote the business of the Partnership.

            As part of the Exchange, each Newkirk Partnership was merged with and into a separate newly-formed limited partnership that is wholly-owned by the Partnership; the Newkirk Partnerships ceased to exist following completion of the merger. Each Newkirk Partnership owned one or more commercial properties that are generally net leased to a single tenant. As a result of the Exchange, the Partnership owns the properties and other assets formerly owned by the Newkirk Partnerships, subject to the liabilities of such partnerships. In addition, as part of the Exchange, the "Newkirk Group" contributed certain assets to the Partnership. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust and senior executives of Winthrop Financial Associates, A Limited Partnership ("WFA"). At December 31, 2003, the Newkirk Group owned approximately 80% of the Partnership.

            The limited partners of the Partnership consist of former limited partners of the Newkirk Partnerships, former limited partners that elected to participate in the Exchange of an additional limited partnership that was affiliated with the Newkirk Partnerships and affiliates of the Newkirk Group. The general partner of the Partnership is MLP GP LLC, a Delaware limited liability company owned by affiliates of the Newkirk Group. MLP GP LLC does not receive any compensation for managing the Partnership. MLP GP LLC has no assets, liabilities or equity and has no economic interest in the Partnership. WFA, which performed asset

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    ORGANIZATION AND BUSINESS (Continued)

            management services for the Newkirk Partnerships, performs asset management services for the Partnership.

            At December 31, 2003, the Partnership owned the following:

            (i) Net-Leased Properties:

            Ownership of 268 commercial properties located throughout the United States of America, each of which is generally net-leased to a single tenant.

            (ii) Other Assets:

                  (a) General partnership interests in (i) seven consolidated partnerships, (ii) eight unconsolidated partnerships and
                        (iii) six other partnerships that own commercial net leased properties.

                  (b) Limited partnership interests in (i) seven consolidated partnerships which represent between 32.1% and 60.5% and
                        (ii) eight unconsolidated partnerships which represent between .5% and 36.88%.

                  (c) A 50.01% interest in Newkirk Capital LLC whose wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management and other services to the Partnership and the Other Partnerships. Prior to the Exchange, Newkirk Asset Management LLC provided these services to the Newkirk Partnerships and the Other Partnerships. Newkirk Capital LLC and Newkirk Asset Management LLC have retained WFA to perform certain of the services provided to the Partnership and the Other Partnerships. The fees payable to Newkirk Asset Management LLC and Newkirk Capital LLC are retained by the Partnership.

                  (d) Newkirk Finco LLC, which holds a note receivable from Administrator LLC, a 49.99% owner of Newkirk Capital LLC, valued at $13.2 million at December 31, 2003.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    ORGANIZATION AND BUSINESS (Continued)

                  (e) The right to acquire T-Two Partners, L.P., ("T-Two Partners") from its current owners, affiliates of the Newkirk Group.

                  (f) Land interests comprised of ground leases, remainder interests or the right to acquire remainder interests in the land underlying certain properties owned by the Partnership and other real estate limited partnerships.

                  (g) An interest in NK Leasehold II LLC, which has a leasehold and second mortgage interest in a property owned by the Partnership.

                  (h) An interest in NK-Leyden Loan, L.P. and NK-Dautec Loan, L.P., each of which hold an unsecured note of the Partnership.

                  (i) Interests in entities which hold a securitized pool of 31 first mortgage loans encumbering 67 Partnership properties and 1 property owned by another limited partnership.

            In February 2003, the Partnership acquired from its limited partners 115,000 of its units of limited partnership interest at a purchase price of $35 per unit.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation

            The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its majority-owned subsidiaries. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures, in which it does not have a controlling interest, using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Partnership's share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

            The Partnership has accounted for the Exchange as an exchange of equity interests between entities under common control and initially recognized the assets and liabilities contributed at the carrying amounts of the contributing entities.

            The combined financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC are considered the Predecessor Entity (the "Predecessor Entity"). These entities are under the control of Apollo, which controlled the General Partnership interests in the Newkirk Partnerships and held more than a 50% voting ownership interest before and after the Exchange. As a result, the Predecessor Entity is considered the accounting acquirer and, accordingly, the combined consolidated operating results for the year ended December 31, 2001 reflect the historical results of operations of the Predecessor Entity. The combined consolidated operating results for the year ended December 31, 2001 is not comparable to the consolidated operating results for the years ended December 31, 2003 and 2002. The Predecessor Entity amounts include assets that were not transferred to the Partnership, and the Partnership's amounts included assets that were contributed to the Partnership by partners other than the Predecessor Entity.

            Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Real Estate

            Investments in real estate are stated at historical cost basis less accumulated depreciation and amortization. Depreciation of buildings and improvements is computed on a straight-line basis over their estimated useful lives, which range from fourteen to forty years. Amortization of the land estates is computed on a straight-line basis over their estimated useful lives, which range from twenty-two to thirty years.

            During 2003, the Partnership made a change to its accounting estimates with respect to the depreciable lives of its real estate assets. The change in accounting estimates resulted in a decrease in net income of approximately $6.8 million and a decrease in net income of approximately $1.08 per limited partnership unit for the year ended December 31, 2003.

            The Predecessor Entity recorded its acquisition of the Newkirk Partnerships interests as purchase transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16") as all such acquisitions were completed prior to July 1, 2001. The purchase price for such acquisitions was principally allocated to the real estate and debt acquired as of the date of each of the transactions. Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") applied for the last six months of the year ended December 31, 2001. No acquisitions occurred in that period.

            The Partnership's real estate investments are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of such real estate on an undiscounted basis to the carrying amount of such real estate. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the real estate. Real estate assets for which the Partnership has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of projected cash flows is inherently subjective and is based on the Partnership's best estimate of assumptions concerning expected future conditions.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Real Estate (continued)

            Upon acquisitions of real estate, the Partnership assesses the fair value of acquired assets (including land, buildings, tenant improvements, and identified intangibles such as above and below market leases and acquired in-place leases) and acquired liabilities, and allocates purchase price based on these assessments.

            The Partnership accounts for properties as held for sale under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), when all criteria of SFAS No. 144 have been met.

            Cash and Cash Equivalents

            The Partnership considers all highly liquid investments with original purchase maturity dates of three months or less to be cash equivalents.

            Restricted Cash

            Restricted cash includes reserves for tenant improvements, leasing commissions and related costs established pursuant to the Partnership's note payable agreement.

            Concentration of Credit Risk

            Substantially all of the Partnership's cash and cash equivalents consist of money market mutual funds which invest in U.S. Treasury Bills and repurchase agreements with original maturity dates of three months or less.

            The Partnership maintains cash with one banking institution, which amounts at times exceed federally insured limits.

            Interest Rate Protection Agreements

            SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires the recording of all derivative instruments as either assets or liabilities depending on the rights and obligations under the contracts. In addition, all derivative instruments shall be measured at fair value, with the resulting gain or loss being recognized either in earnings or equity in the period of change, depending on whether the contract is designated as a hedge or not. The Partnership invests in interest rate caps in order to cap the maximum interest rate payable on its variable rate debt. The interest rate caps are not designated as hedging instruments, and are measured at fair value, with the resulting gain or loss being recognized in interest expense in the period of change.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Receivables

            Receivables consist of rent from tenants and other receivables which are deemed collectable by the Partnership. No provision for doubtful accounts was considered necessary based upon the Partnership's evaluation of the collectability of these amounts.

            Loans Receivable

            The Partnership evaluates the collectability of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate. Interest on impaired loans is recognized on a cash basis. Loans receivable are included with "other assets" in the accompanying consolidated balance sheets.

            Investments in Debt Securities and Mortgage Loans

            Investments in debt securities are classified as held-to-maturity and reported at amortized cost. Investment in mortgage loans is included with "other assets" in the accompanying consolidated balance sheets.

            Deferred Costs

            Fees paid in connection with the financing of the Partnership's and Predecessor Entity's properties are deferred and amortized over the terms of the related agreements as a component of interest expense.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Investments in Limited Partnerships

            The Predecessor Entity accounted for its investments in limited partnerships under the equity method when significant influence, but not control was exercised over the limited partnership. Where control was exercised, the limited partnerships were consolidated for financial statement purposes. The investments were recorded by the Predecessor Entity using the fair-value principles of APB No. 16, as all such acquisitions were completed prior to the effective date of SFAS No. 141 of July 1, 2001, whereby the Predecessor Entity's share of the assets acquired and liabilities assumed was adjusted to fair value. During 2001, a significant number of additional limited partnerships came under the control of the Predecessor Entity resulting in a change from the equity method to consolidation.

            Revenue Recognition

            The Partnership's lease agreements are operating leases and generally provide for varying rents over the lease terms. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. Deferred rental income recorded amounted to $31.6 million and $27.1 million for the Partnership at December 31, 2003 and 2002, respectively.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Income Taxes

            Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred.

            The Predecessor Entity provided for income taxes with respect to the portion of the net income attributable to its taxable corporate subsidiaries. Income tax expense for 2001 represented current income taxes payable; no deferred income tax expense was recorded. The corporate subsidiaries were not contributed to the Partnership.

            Net Income per Unit

            Net income per Unit is computed by dividing net income by the 6,329,204 and 6,119,942 weighted average Units outstanding during the years ended December 31, 2003 and 2002, respectively.

            The Predecessor Entity has only two members and does not have any limited partnership units outstanding.

            Distributions; Allocations of Income and Loss

            As provided in the partnership agreement, distributions are allocated to the limited partners based on their ownership of Units. No distributions, or net income or loss allocation, are made to the general partner. Income and loss for financial reporting purposes is allocated to limited partners based on their ownership of Units. Special allocation rules affect the allocation of taxable income and loss. The Partnership paid distributions of $34,731,000 ($5.52 per Unit) and $196,880,000 ($32.16 per Unit) to its limited partners during the years ended December 31, 2003 and 2002, respectively.

            The members of the Predecessor Entity are Apollo Real Estate Investment Fund III L.P. holding 98.57% and WEM Brynmar Associates LLC holding 1.43%.

            Segment Reporting

            The Partnership has one reportable segment, net-leased commercial real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Fair Value of Financial Instruments

            Financial instruments held by the Partnership include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the Partnership's contract right mortgage notes payable is approximately $393.0 million, which is $13.7 million less than the aggregate carrying amount at December 31, 2003. The fair value of the Partnership's interest rate cap is approximately $2.6 million at December 31, 2003. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Partnerships' financial instruments.

            Reclassifications

            Certain prior year amounts have been reclassified to conform to the 2003 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

            Recently Issued Accounting Standards

            In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied in the first fiscal period beginning after March 15, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Recently Issued Accounting Standards (Continued)

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to recording mandatorily redeemable non-controlling interests in consolidated subsidiaries at fair value. The remainder of this statement had no effect on the Partnership's consolidated financial statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -    REAL ESTATE INVESTMENTS

            Most of the Partnership's properties are each net-leased to a single commercial tenant. The properties are located throughout the United States. The lease terms vary, but most leases have a primary term of 25 years followed by multiple 5-year optional renewal terms. The leases are similar in many respects and generally provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; require the tenant to maintain insurance against casualty and liability losses; permit the tenant to sublet the property; and afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that its continued use and occupancy of the property would be uneconomic or unsuitable.

            The Partnership's ability to maintain and operate its properties and satisfy its contractual obligations is dependent upon the performance by the tenants of their obligations under their lease agreements with the Partnership. Under certain conditions (including the destruction of the property), many of the tenants have an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a price stated in the lease agreement.

            The Partnership's properties are encumbered by mortgage notes payable and subordinated contract rights payable.

            The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (in thousands):

                               2004                 $  265,547
                               2005                    258,032
                               2006                    243,429
                               2007                    209,384
                               2008                    153,892
                               Thereafter               95,828
                                                    ----------
                                                    $1,226,112
                                                    ==========

            Two tenants accounted for approximately 24% and 25% of the aggregate rental revenues of the Partnership in 2003 and 2002, respectively.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -    REAL ESTATE INVESTMENTS (Continued)

            The Partnership owns the fee interest in the land on which certain of its properties are located, leases the land pursuant to ground leases or holds an estate for years with an option to lease the land upon expiration of the estate for years. Certain land interests held by the Newkirk Group comprised of ground leases, remainder interests or the right to acquire remainder interests in the land underlying certain properties were contributed to the Partnership in connection with the Exchange.

            The rent payable under the ground leases is as follows (in thousands):

                               2004                  $ 3,191
                               2005                    3,143
                               2006                    2,413
                               2007                    1,769
                               2008                    1,184
                               Thereafter                830
                                                     -------
                                                     $12,530
                                                     =======

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE

            The Partnership, excluding discontinued operations, had outstanding mortgage notes payable and contract right mortgage notes payable of $895.9 million and $1.0 billion at December 31, 2003 and 2002, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly, quarterly or semi-annually. All the mortgage notes are collateralized by the Partnership's real estate; some of the mortgage notes are cross-collateralized.

            An aggregate of $602.9 million in indebtedness under the mortgage notes mature at various dates from 2004 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 4.2% to 11.3%, with a weighted average interest rate of 8.0% at December 31, 2003. Interest rates on the fixed rate mortgages ranged from 4.2% to 11.3% with a weighted average interest rate of 8.9% at December 31, 2002.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

            The contract right mortgage notes aggregating $293.0 million mature at various dates from 2008 to 2024. The Partnership has the option to prepay some of these mortgage notes at a discount. All of the contract right mortgages are prepayable at any time without premium or penalty subject to the prior or simultaneous satisfaction of the underlying first mortgage loans. Interest rates ranged from 8.11% to 16.25%, with a weighted average interest rate of 10.3% at December 31, 2003. Interest rates ranged from 8.13% to 16.25%, with a weighted average interest rate of 10.99% at December 31, 2002.

            Mortgage notes payable and contract right mortgage notes payable aggregating approximately $1.1 billion and accrued interest thereon were assumed as part of the Exchange. The Predecessor Entity recorded these notes at their fair value as of the various dates of acquisition. This accounting method resulted in recorded interest expense that was $3.8 million, $4.0 million and ($1.7) million greater (or less) than the contractual interest expense for the years ended December 31, 2003, 2002 and 2001, respectively. The effect of utilizing this accounting method was to increase the principal balance of mortgage and contract rights notes payable and reduce interest accrued on these obligations. The cumulative reduction in liabilities related to utilizing this accounting method was $56.1 million and $50.5 million at December 31, 2003 and 2002, respectively.

            During January 2003, the Partnership acquired a second mortgage loan that encumbered the Partnership's property in Morris Township, New Jersey. The outstanding mortgage principal and accrued interest was $28.1 million at December 31, 2002. It was acquired for $22.1 million, $9.3 million of which was paid in January 2003 and $12.8 million of which was to be payable on or before September 30, 2003. The deferred portion of the purchase price bore interest at a rate of 6.0% per annum. The Partnership acquired this mortgage in connection with an extension of the lease on the property and obtained new first mortgage financing in June 2003 to satisfy the balance of the purchase price. The new first mortgage that was obtained in June 2003, had a principal balance of $21.0 million and bore interest at LIBOR plus 2.875% per annum. After payment of closing costs, $6.7 million of the proceeds were used to satisfy the existing first mortgage and the balance of the net proceeds was used to satisfy the deferred portion of the second mortgage purchase price. This loan was refinanced in October 2003.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

            During October 2003, the Partnership refinanced its first mortgage loan on its property in Morris Township, New Jersey. The new first mortgage loan has a principal balance of $28.5 million, bears interest at 5.55%, and has a term of ten years. After payment of closing costs, $21.1 million of proceeds were used to satisfy the existing first mortgage and accrued interest.

            During August 2003, the Partnership obtained a first mortgage loan encumbering the Partnership's property in Beaumont, Texas in the amount of $3.4 million. The new loan bears interest at 6.2% per annum and matures on November 30, 2007, at which time it is scheduled to be fully amortized.

            During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $208.4 million at December 31, 2003. The note payable bears interest at a rate elected by the Partnership equal to either (1) LIBOR plus 450 basis points or (2) the prime rate charged by the bank plus 250 basis points. The note payable was obtained to replace the Partnership's existing note payable and effectively reduced the interest rate on such borrowing from a minimum of 8.5% to a floating rate which was 5.71% (LIBOR plus 450 basis points) at December 31, 2003 and that will in no event exceed 9.5%, after giving effect to the three-year interest rate protection agreement entered into by the Partnership. The note payable is scheduled to mature on November 24, 2006, subject to two one-year extensions. The note payable requires monthly payments of interest only. In addition, mandatory prepayments of principal are required from the proceeds of property sales and refinancings and other asset sales, as well as up to approximately $1.3 million per quarter to the extent that T-Two Partners does not make the required principal payments on the T-Two Loan that is described below. The Partnership can prepay the note payable in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before November 24, 2004, 1/2% if such prepayment occurs between November 25, 2004 and November 24, 2005 and thereafter with no premium. In addition, the Partnership and T-Two Partners may prepay up to $50.0 million annually of this Loan and the T-Two Loan without a premium. The note payable is secured by substantially all of the assets of the Partnership, and contains customary financial and other covenants.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

            At the same time as the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as the Partnership's note payable. T-Two Partners used part of the proceeds of the T-Two Loan to purchase the senior beneficial interests in the contract rights encumbering the Partnership's and certain other partnership's properties so that T-Two Partners is now the 100% beneficial owner of the contract rights. These senior beneficial interests in the contract rights are referred to as the T-1 Certificate. The T-Two Loan is secured by all the assets of T-Two Partners, including the contract rights receivable from the Partnership. The Partnership guaranteed repayment of the T-Two Loan. In consideration for the Partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, which could require the Partnership to purchase T-Two Partners in December 2007, provided a credit line to the Partnership bearing interest at LIBOR plus 450 basis points and modified the Partnership's option to acquire T-Two Partners in January 2008. The credit line is in an amount sufficient to satisfy any shortfall between amounts T-2 Partners collects from the Partnership and pays to the lender. The option can now be exercised anytime between November 24, 2006 and November 24, 2009 and the purchase price is payable in cash rather than Units. Any amounts advanced to the Partnership under the credit line would have to be repaid in full before the Partnership could purchase the interests in T-Two Partners if the Partnership exercises its purchase option for T-Two Partners.

            T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points.

            In connection with the Partnership's refinancings, real estate sales and repayments of mortgage debt during 2003, the Partnership has recognized a net gain from early extinguishment of debt of $8.7 million, which is included in discontinued operations. The net gain from early extinguishment of debt consisted of gains from debt extinguishment of $9.1 million, net of mortgage prepayment penalties of $0.4 million. During 2002, the Partnership recognized a net gain from early extinguishment of debt of $6.3 million, $5.8 million of which is included in interest expense and $0.5 million of which is included in discontinued operations. The net gain from early extinguishment of debt consisted of gains from debt extinguishment of $11.0 million, net of mortgage prepayment penalties of $4.7 million.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

            Scheduled payments of principal at December 31, 2003, for the next five years and thereafter through maturity, are as follows (in thousands):

                                                                  Contract Right
                                     Mortgage          Note          Mortgage
                 Year              Notes Payable      Payable      Notes Payable       Total
            --------------         -------------      -------      -------------       -----
            2004                    $  116,964      $       --      $    4,314      $  121,278
            2005                       103,848              --           9,781         113,629
            2006                       134,805         208,356          11,454         354,615
            2007                        94,653              --          19,351         114,004
            2008                        70,390              --          21,956          92,346
            Thereafter                  82,259              --         226,100         308,359
                                    ----------      ----------      ----------      ----------
                                       602,919         208,356         292,956       1,104,231

             Plus: Accrued
              interest payable          13,074              --         108,176         121,250
                                    ----------      ----------      ----------      ----------

                                    $  615,993      $  208,356      $  401,132      $1,225,481
                                    ==========      ==========      ==========      ==========

Note 5 -    MINORITY INTERESTS

            Minority interests consist of external ownership interests in limited partnerships consolidated by the Partnership. Certain limited partnerships have negative partnership capital balances, as liabilities exceed assets, principally depreciated real estate. The limited partnerships have profitable operations and due to their nature, triple net-leased properties with declining debt service obligations are expected to maintain profitable operations and eliminate any negative capital balance.

Note 6 -    RELATED PARTY TRANSACTIONS

            WFA, an affiliate of the Newkirk Group, performs asset management services for the Partnership and received a fee of $1.8 million for the years ended December 31, 2003 and 2002. WFA performed asset management services for the Predecessor Entity and received a fee of $3.0 million for the year ended December 31, 2001.

            The Partnership provides certain asset management, investor and administrative services to the Other Partnerships that were controlled by the Newkirk Group and were not merged into the Partnership. Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.4 million and $0.8 million of management fees for these services for the years ended

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -    RELATED PARTY TRANSACTIONS (Continued)

            December 31, 2003 and 2002, respectively. The Partnership had receivables for management fees of $1.1 million and $1.0 million due from these partnerships at December 31, 2003 and 2002, respectively. In addition, the Partnership had a receivable of $0.6 million at December 31, 2002 for a non-interest bearing advance made to one of these partnerships. This receivable was collected during 2003.

            The Partnership had a loan receivable and accrued interest of $0.2 million at December 31, 2002 and earned interest income of $0.2 million for the year ended December 31, 2002 from Cenland Associates Limited Partnership, one of the Other Partnerships. In February 2003, the Partnership received the remaining amount due on this loan.

            The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages with respect to 31 first mortgage loans encumbering 67 Partnership properties and 1 other property controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $9.8 million and $9.5 million at December 31, 2003 and 2002, respectively, and earned interest income of $1.2 million for the years ended December 31, 2003 and 2002, related to this ownership interest.

            Affiliates and executives of the Newkirk Group owned $17.3 million of a $145.2 million Real Estate Mortgage Investment Conduit ("REMIC") which was secured by the contract rights payable. The affiliates and executives of the Newkirk Group earned $2.2 million, $2.5 million and $2.5 million of interest income during 2003, 2002 and 2001. The affiliates and executives were repaid when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

            T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003, purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $14.3 million, $12.5 million and $6.3 million of interest expense on these contract rights during 2003, 2002 and 2001, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, the Partnership and the owners of T-Two Partners modified these rights. The Partnership can now exercise their option anytime between November 24, 2006 and November 24, 2009.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -    RELATED PARTY TRANSACTIONS (Continued)

            In addition, the purchase price is payable in cash rather than Units. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the T-Two Loan. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points. If the Partnership exercises the option, the purchase price is to be calculated as follows: the sum of $316.5 million plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7.3 million) and administering the trust that holds the contract rights, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the contract rights.

            T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $37,000 during 2003.

            Also see Note 8 for related party acquisitions.

Note 7 -    CONTINGENCIES

            Legal

            In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk Partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of contract rights secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -    CONTINGENCIES (Continued)

            Legal (Continued)

            the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation, which settlement agreement is subject to court approval. A court hearing on whether to approve the settlement is currently scheduled to take place on April 12, 2004. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In addition, the Partnership, in order to facilitate the settlement, entered into an agreement with T-Two Partners and its equityholders pursuant to which the Partnership has the right to acquire substantially all of the assets of T-Two Partners or a 100% ownership interest in T-Two Partners at any time between November 24, 2006 and November 24, 2009. As part of the agreement, defendants have also agreed not to object to the payment of reasonable attorneys fees, expenses, and incentive awards to be paid from the consideration payable under the settlement agreement. The Partnership accrued $3.5 million with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003.

            On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction and uncertainties of litigation, the defendants entered into an agreement to settle the litigation for a

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -    CONTINGENCIES (Continued)

            Legal (Continued)

            $137,500 payment by the defendants other than Eastgar and to charge an asset management fee of $35,000 per year, adjusted for changes in the Consumer Price Index and as may be adjusted for extraordinary circumstances by Eastgar's general partner. After payment of court-approved attorneys' fees and expenses, the remaining balance would be distributed to Eastgar's limited partners other than the Partnership or its affiliates. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement has been, as required, approved by the trial court after notice to the limited partners of Eastgar, and remains subject only to a potential appeal of court approval prior to the close of the appeals period. The Partnership accrued $137,500 with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003.

            Property Matters

            In January 2002, Kmart Corporation ("Kmart"), a tenant at twelve of the Partnership's properties, filed for protection under Chapter 11 of the United States Bankruptcy Code. Kmart had the right to either accept or reject the leases. Kmart elected to reject the leases, which caused an immediate termination of such leases. The Partnership re-leased nine of the properties to Furr's Restaurant Group ("Furr's") for 10-year lease terms, one of the properties to Lithia Motors for a 10-year lease term and another property for use as a Chinese food restaurant for a five-year lease term. The remaining property was vacant. The Partnership is pursuing a claim against Kmart in Bankruptcy Court. In January 2003, Furr's filed for protection under Chapter 11 of the Bankruptcy Code and subsequently rejected the lease on three sites. The remaining sites continue to be leased to Furr's through 2012 and the Partnership is pursuing a claim against Furr's in Bankruptcy Court for the three rejected sites. Furr's also has the right to reject the lease that now covers the remaining sites. In addition, the Chinese food restaurant defaulted on its lease and that property has been vacated. The aggregate rent for the seven sites that are presently leased is approximately $0.6 million less than the amount that was scheduled to be received from Kmart on the twelve properties during its renewal term which would have begun in February 2003. The Partnership is responsible for the payment of insurance, real estate taxes and mortgage debt on the vacant properties. The Partnership has purchased the land underlying all twelve properties for $0.25 million. In September 2003, two of the vacant properties were sold. The

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -    CONTINGENCIES (Continued)

            Property Matters (Continued)

            Partnership is attempting to sell the three remaining vacant properties. The Partnership has classified the vacant properties as part of real estate held for sale in the accompanying consolidated balance sheet at December 31, 2003 and has classified the operations of the properties as part of discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2003 and 2002.

Note 8 -    ACQUISITIONS

            On January 1, 2003, the Partnership acquired from an affiliate of the general partner, limited partnership interests in nine limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership valued at $22.7 million. In August 2003, the Partnership acquired approximately an additional 9.9% interest in one of these limited partnerships for a cash purchase price of $525,000, increasing the partnership interest to 23.4% from 13.5%. These interests were aquired from unaffiliated limited partners. In January 2004, the Partnership sent notice of its intent to exercise an option to purchase additional limited partnership interests in two of the partnerships. It is anticipated that these additional limited partnership interests will be acquired on April 1, 2004. The values of the net-leased real estate partnerships and the Partnership units were determined without arms-length negotiations. Independent appraisals were obtained on the value of the properties owned by the limited partnerships. The Partnership has accounted for the acquisition on a historical cost basis. Four of the limited partnerships have been consolidated into the Partnership's financial statements and five of the limited partnerships are being accounted for under the equity method of accounting.

            In January 2003, the Partnership acquired the land underlying the property owned by one of the net-leased partnerships referred to immediately above. The land was acquired from a company affiliated with the general partner for $1.0 million, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bore interest at the rate of 6.0% per annum, compounded annually, and was payable interest-only until maturity, at which time the full balance of the note was to be due. In October 2003, the note was satisfied by the Partnership from cash reserves. The purchase price for the land sale was

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -    ACQUISITIONS (Continued)

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

Note 9 -    DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

            During the year ended December 31, 2003, the Partnership sold fourteen properties for a combined net sales price of $156.4 million. The Partnership recognized a net gain on sale of these properties of $29.5 million. During the year ended December 31, 2002, the Partnership sold two properties for a combined net sales price of $3.2 million. The Partnership recognized a net loss on sale of these properties of $1.0 million. During the year ended December 31, 2001, the Predecessor Entity sold 3 properties for a combined net sales price of $.8 million. The Predecessor Entity recognized a net loss on sale of these properties of $2.9 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144. In addition, the Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations.

            Discontinued operations for the years ended December 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -    DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

                                                              2003           2002           2001
                                                            --------       --------       --------
            Revenue                                         $ 23,149       $ 43,588       $ 36,010

            Expenses                                          (9,988)       (25,693)       (29,850)
            Impairment loss on real estate                    (1,560)            --             --
            Net gain from early extinguishment of debt         8,733            553             --
            Gain (loss) from disposal of real estate          29,514           (983)        (2,936)
                                                            --------       --------       --------

            Income from discontinued operations             $ 49,848       $ 17,465       $  3,224
                                                            ========       ========       ========

            Expenses include interest expense to related parties of $459,000, $623,000 and $767,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

            Other assets of discontinued operations at December 31, 2003 and 2002 are summarized as follows (in thousands):

                                               2003            2002
                                              ------          ------

            Receivables                       $  734          $2,164
            Other assets                         221             126
                                              ------          ------

                                              $  955          $2,290
                                              ======          ======

            Liabilities of discontinued operations at December 31, 2003 and 2002 are summarized as follows:

                                                             2003         2002
                                                           --------     --------

            Mortgage notes and accrued interest payable    $ 30,371     $ 44,999

            Contract right mortgage notes and accrued
              interest payable (including $5,626 and
              $2,371 to related parties)                      5,626       59,707

            Accounts payable and accrued expenses                --          794
                                                           --------     --------

                                                           $ 35,997     $105,500
                                                           ========     ========

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -   INCOME TAXES

            The Partnership's taxable income for 2003 and 2002 differs from net income for financial reporting purposes as follows (in thousands, except per unit data):

                                                                        2003            2002
                                                                     ---------       ---------
            Net income for financial reporting purposes              $ 149,936       $ 122,862
                     Depreciation and amortization                      37,364          23,425
                     Interest expense                                   10,219           4,081
                     Gain on sale of real estate                        80,517           4,118
                     Costs capitalized for tax purposes                     --           3,211
                     Other                                              (3,127)          3,391
                     Net gain from early extinguishment of debt         (4,266)        (10,992)
                     Straight-line rent adjustment                      (3,248)         (2,293)
                                                                     ---------       ---------

            Taxable income                                           $ 267,395       $ 147,803
                                                                     =========       =========

            The net basis of the Partnership's assets and liabilities for tax reporting purposes is approximately $896.0 million and $1.0 billion lower than the amount reported for financial statement purposes at December 31, 2003 and 2002, respectively.

Note 11 -   SUBSEQUENT EVENTS

            During January 2004, the Partnership sold two properties to unaffiliated third parties for a combined net sales price of $48.4 million. For financial reporting purposes, the Partnership expects to recognize a net gain on sale of these properties of approximately $7.1 million during 2004.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

            The following summary represents the results of operations for each quarter in 2003 and 2002:

            (In thousands, except units amounts)

                                                                   Quarters Ended
                                             -----------------------------------------------------------
                                               March 31        June 30      September 30     December 31
                                               --------        -------      ------------     -----------
            2003 (Restated)

            Revenues                         $    70,266     $   70,282     $    69,234     $     68,590
                                             ===========     ==========     ===========     ============
            Net income                       $    65,330(1)  $   34,097(2)  $    26,180(3)  $     24,329(4)
                                             ===========     ==========     ===========     ============
            Net income per
              limited partnership unit       $    10.27      $     5.40     $     4.14      $       3.85
                                             ===========     ==========     ===========     ============

            2002

            Revenues                         $    67,826     $   67,062     $    67,201      $    68,777
                                             ===========     ==========     ===========     ============
            Net income                       $    28,814     $   28,898     $    32,605      $    32,545 (5)
                                             ===========     ==========     ===========     ============
            Net income per
              limited partnership unit       $      4.71     $     4.72     $      5.33      $      5.32
                                             ===========     ==========     ===========     ============

(1)   Includes gain from disposal of real estate of $26.1 million.
(2)   Includes gain from disposal of real estate of $6.2 million.
(3)   Includes loss from disposal of real estate of $2.0 million.
(4)   Includes loss from disposal of real estate of $0.8 million.
(5)   Includes loss from disposal of real estate of $1.0 million.

                          Independent Auditor's Report

To the Partners of
The Newkirk Master Limited Partnership

Under date of January 30, 2004, we reported on the consolidated balance sheets of The Newkirk Master Limited Partnership as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended, which is included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed under Item 15(d)(3) on page 60. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, represents fairly, in all material respects, the information set forth therein.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
January 30, 2004

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2003

                                                                                                                 Cost capitalized
                                                                                                                  subsequent to
                                                                                Initial Cost to Registrant          acquistion
                                                                          -------------------------------------------------------
                                                     Encumbrances                        Land       Building and   Building and
Description    Location                         Mortgage  Contract Right       Land     Estates     Improvements   Improvements
-----------------------------------------     --------------------------  -------------------------------------------------------
Continuing Operations:

Office       Little Rock            AR       $    644,790  $   413,779     $  244,068  $        0   $  2,596,681    $      0
Office       Pine Bluff             AR            562,233      335,730         37,723           0      2,997,699           0
Office       El Segundo             CA         31,131,185            0        550,419           0     38,871,092           0
Office       Long Beach             CA         46,076,477    5,968,731              0  13,955,889     65,745,241           0
Office       Walnut Creek           CA          3,736,407    2,871,512              0   1,339,403     12,740,691           0
Office       Colorado Spring        CO          5,044,323            0        384,876           0     13,260,300           0
Office       Clinton                CT          1,497,063            0              0           0      2,267,879           0
Office       Orlando                FL         11,184,695    8,888,896      2,015,271           0     54,845,812           0
Office       Columbus               IN          3,594,294   11,959,804              0           0     53,535,792           0
Office       Owensboro              KY         16,526,815            0              0           0     25,036,228           0
Office       New Orleans            LA         16,404,535            0              0           0     26,187,779           0
Office       NewOrleans             LA         13,191,580            0              0           0     21,058,702           0
Office       Baltimore              MD         16,400,000   53,729,899              0           0    138,489,552           0
Office       Bridgeton              MO            916,628      457,360              0     420,249      3,177,573           0
Office       Carteret               NJ          5,882,554    1,630,703        482,890           0     10,450,068           0
Office       Elizabeth              NJ            265,633      188,021        245,140           0        866,678           0
Office       MorrisTownship         NJ         23,360,735   15,102,542              0           0     65,421,691           0
Office       Morristown             NJ         17,045,710   12,408,267              0           0     61,910,388           0
Office       Plainsboro             NJ          1,459,404    1,032,998         46,867           0      4,761,579           0
Office       Las Vegas              NV         19,323,384   10,818,191      1,121,178           0     43,198,548           0
Office       Miamisburg             OH                  0    2,612,156              0     702,011      7,922,845           0
Office       Miamisburg             OH                  0    1,404,933              0     251,821      6,454,696           0
Office       Toledo                 OH         53,377,945    7,185,840              0           0     95,878,252           0
Office       Allentown              PA          1,358,875            0         29,773           0      4,816,913           0
Office       Johnson City           TN                  0    1,593,970        550,046           0      4,543,653           0
Office       Kingport               TN            891,496      754,594         89,846           0      3,146,885           0
Office       Memphis                TN         36,868,966   10,993,926        356,650           0     63,296,739           0
Office       Memphis                TN          5,598,090    2,263,903              0           0     19,233,942           0
Office       Beaumont               TX         33,768,608   11,025,715        370,578           0     58,891,296           0
Office       Bedford                TX          1,584,651    4,758,098              0           0     22,033,586           0
Office       Dallas                 TX          5,190,218    5,184,845        631,561           0     20,059,117           0
Office       Garland                TX                  0    2,620,413        203,162   1,676,696     11,347,001           0

                                             -------------------------    --------------------------------------------------
                                              372,887,294  176,204,826      7,360,048  18,346,069    965,044,898           0
                                             -------------------------    --------------------------------------------------

Retail       Dothan                 AL            210,254      251,268              0           0      1,618,558           0
Retail       Florence               AL          1,094,647      715,818              0     343,661      3,187,224           0
Retail       Huntsville             AL            664,769    1,133,195              0           0      5,005,608           0
Retail       Montgomery             AL            780,934      660,231        269,635           0      2,826,176           0
Retail       Montgomery             AL            321,145      230,200              0           0      1,452,940           0
Retail       Tuscaloosa             AL            323,689      243,455              0           0      1,234,233           0
Retail       Bisbee                 AZ            846,606      331,563              0     333,266      2,127,157           0
Retail       Tucson                 AZ            966,582      378,550         42,620     380,494      2,428,605           0
Retail       Anaheim                CA                  0      686,098        233,033           0      1,186,391           0
Retail       Barstow                CA                  0      379,912        196,719           0        951,285           0
Retail       Beaumont               CA                  0      600,417        203,932           0      1,038,233           0
Retail       Calimesa               CA                  0      760,143        258,182           0      1,314,429           0
Retail       Colton, Rancho         CA                  0    1,199,087        407,834           0      2,073,445           0
Retail       Colton, Valley         CA                  0      572,009        194,553           0        989,111           0
Retail       Corona                 CA            446,535      221,895              0     121,144      1,008,072           0
Retail       Corona                 CA                  0      366,836              0     641,229      1,761,811           0
Retail       Costa Mesa, 19th       CA                  0      690,065        234,330           0      1,193,251           0
Retail       Costa Mesa, Newport    CA                  0      739,034        251,013           0      1,277,927           0
Retail       Desert Hot Springs     CA                  0      603,614        205,302           0      1,043,762           0
Retail       Downey                 CA            416,952      709,968        327,365           0      2,501,610           0
Retail       El Toro                CA             39,112      292,212        141,727     319,982        879,559           0
Retail       Fontana                CA                  0      610,853        207,476           0      1,056,279           0
Retail       Garden Grove           CA                  0      646,588        219,614           0      1,118,071           0
Retail       Glen Avon              CA                  0      938,314        318,698           0      1,622,520           0
Retail       Huntington Beach       CA            717,908    1,089,632        421,465           0      2,853,660           0
Retail       Indio                  CA            391,738      194,665              0     106,278        884,366           0
Retail       Lancaster              CA            694,575    1,054,218        407,766           0      2,760,915           0
Retail       Livermore              CA            481,073      531,598        180,441           0      2,903,113           0
Retail       Lomita                 CA            736,108      645,808              0     408,435      2,878,868           0
Retail       Mammoth Lake           CA          1,313,615    1,199,048              0     561,578      4,857,298           0
Retail       Mojave                 CA                  0      323,164              0     564,891      1,552,069           0



                                  As of December 31, 2003
             ---------------------------------------------------------------------
                           Land       Building and                    Accumulated           Date
Description     Land      Estates     Improvements         Total     Depreciation         Acquired      Life
----------------------------------------------------------------------------------      -----------------------
Continuing Operations:

Office       $  244,068  $        0    $  2,596,681    $  2,840,749   $    748,075         1/1/2002      40 yrs
Office           37,723           0       2,997,699       3,035,422      1,180,533         1/1/2002      40 yrs
Office          550,419           0      38,871,092      39,421,511     13,071,022         1/1/2002   38-40 yrs
Office                0  13,955,889      65,745,241      79,701,130     29,003,290         1/1/2002   22-40 yrs
Office                0   1,339,403      12,740,691      14,080,094      5,022,588         1/1/2002   22-40 yrs
Office          384,876           0      13,260,300      13,645,176      4,139,323         1/1/2002   38-40 yrs
Office                0           0       2,267,879       2,267,879      1,092,533         1/1/2003   20-40 yrs
Office        2,015,271           0      54,845,812      56,861,083     19,174,680         1/1/2002   38-40 yrs
Office                0           0      53,535,792      53,535,792     10,640,323         1/1/2002   38-40 yrs
Office                0           0      25,036,228      25,036,228     12,061,001         1/1/2003   20-40 yrs
Office                0           0      26,187,779      26,187,779     16,423,364         1/1/2003   20-40 yrs
Office                0           0      21,058,702      21,058,702     13,206,722         1/1/2003   20-40 yrs
Office                0           0     138,489,552     138,489,552     55,561,487         1/1/2002   14-38 yrs
Office                0     420,249       3,177,573       3,597,822      1,439,872         1/1/2002   22-40 yrs
Office          482,890           0      10,450,068      10,932,958      3,397,993         1/1/2002   38-40 yrs
Office          245,140           0         866,678       1,111,818        283,199         1/1/2002   38-40 yrs
Office                0           0      65,421,691      65,421,691     19,815,196         1/1/2002   20-40 yrs
Office                0           0      61,910,388      61,910,388     25,658,368         1/1/2002   20-40 yrs
Office           46,867           0       4,761,579       4,808,446      1,555,913         1/1/2002   38-40 yrs
Office        1,121,178           0      43,198,548      44,319,726      7,205,410         1/1/2002   38-40 yrs
Office                0     702,011       7,922,845       8,624,856      4,115,867         1/1/2002   20-40 yrs
Office                0     251,821       6,454,696       6,706,517      2,737,926         1/1/2002   22-40 yrs
Office                0           0      95,878,252      95,878,252     33,525,494         1/1/2002   38-40 yrs
Office           29,773           0       4,816,913       4,846,686      2,202,519         1/1/2002      40 yrs
Office          550,046           0       4,543,653       5,093,699        791,167         1/1/2002   38-40 yrs
Office           89,846           0       3,146,885       3,236,731        876,784         1/1/2002   38-40 yrs
Office          356,650           0      63,296,739      63,653,389     14,325,498         1/1/2002   38-40 yrs
Office                0           0      19,233,942      19,233,942      8,412,254         1/1/2002   30-40 yrs
Office          370,578           0      58,891,296      59,261,874      9,958,339         1/1/2002   38-40 yrs
Office                0           0      22,033,586      22,033,586      4,629,296         1/1/2002   38-40 yrs
Office          631,561           0      20,059,117      20,690,678      9,364,903         1/1/2002   38-40 yrs
Office          203,162   1,676,696      11,347,001      13,226,859      3,649,921         1/1/2002   22-40 yrs

             ---------------------------------------------------------------------
              7,360,048  18,346,069     965,044,898     990,751,015    335,270,861
             ---------------------------------------------------------------------

Retail                0           0       1,618,558       1,618,558        700,553         1/1/2002      40 yrs
Retail                0     343,661       3,187,224       3,530,885      1,266,780         1/1/2002   22-40 yrs
Retail                0           0       5,005,608       5,005,608      1,620,402         1/1/2002   38-40 yrs
Retail          269,635           0       2,826,176       3,095,811        564,647         1/1/2002   38-40 yrs
Retail                0           0       1,452,940       1,452,940        673,125         1/1/2002      40 yrs
Retail                0           0       1,234,233       1,234,233        434,134         1/1/2002      40 yrs
Retail                0     333,266       2,127,157       2,460,422        984,318         1/1/2002   22-40 yrs
Retail           42,620     380,494       2,428,605       2,851,719      1,123,809         1/1/2002   22-40 yrs
Retail          233,033           0       1,186,391       1,419,424        421,689         1/1/2002   20-40 yrs
Retail          196,719           0         951,285       1,148,004        132,411         1/1/2002   38-40 yrs
Retail          203,932           0       1,038,233       1,242,164        369,028         1/1/2002   20-40 yrs
Retail          258,182           0       1,314,429       1,572,611        467,199         1/1/2002   20-40 yrs
Retail          407,834           0       2,073,445       2,481,279        736,983         1/1/2002   20-40 yrs
Retail          194,553           0         989,111       1,183,664        351,568         1/1/2002   20-40 yrs
Retail                0     121,144       1,008,072       1,129,216        248,351         1/1/2002   22-40 yrs
Retail                0     641,229       1,761,811       2,403,040      2,295,256         1/1/2002   22-39 yrs
Retail          234,330           0       1,193,251       1,427,580        424,128         1/1/2002   20-40 yrs
Retail          251,013           0       1,277,927       1,528,940        454,225         1/1/2002   20-40 yrs
Retail          205,302           0       1,043,762       1,249,064        370,993         1/1/2002   20-40 yrs
Retail          327,365           0       2,501,610       2,828,975        776,008         1/1/2002   38-40 yrs
Retail          141,727     319,982         879,559       1,341,269        629,756         4/1/2003   22-40 yrs
Retail          207,476           0       1,056,279       1,263,755        375,442         1/1/2002   20-40 yrs
Retail          219,614           0       1,118,071       1,337,685        397,406         1/1/2002   20-40 yrs
Retail          318,698           0       1,622,520       1,941,218        576,706         1/1/2002   20-40 yrs
Retail          421,465           0       2,853,660       3,275,125        545,568         1/1/2002   38-40 yrs
Retail                0     106,278         884,366         990,644        217,875         1/1/2002   22-40 yrs
Retail          407,766           0       2,760,915       3,168,681        527,837         1/1/2002   38-40 yrs
Retail          180,441           0       2,903,113       3,083,554      1,057,211         1/1/2002   38-40 yrs
Retail                0     408,435       2,878,868       3,287,303      1,078,063         1/1/2002   22-40 yrs
Retail                0     561,578       4,857,298       5,418,876      2,175,871         1/1/2002   22-40 yrs
Retail                0     564,891       1,552,069       2,116,960      2,022,007         1/1/2002   22-39 yrs

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2003

                                                                                                                 Cost capitalized
                                                                                                                  subsequent to
                                                                                Initial Cost to Registrant          acquistion
                                                                          -------------------------------------------------------
                                                     Encumbrances                        Land       Building and   Building and
Description    Location                         Mortgage  Contract Right       Land     Estates     Improvements   Improvements
-----------------------------------------     --------------------------  -------------------------------------------------------
Retail       Morgan Hill              CA           23,001      171,849         83,350     188,181        517,267           0
Retail       Ontario                  CA                0      689,088        234,049           0      1,191,561           0
Retail       Orange                   CA                0      958,476        325,546           0      1,657,384           0
Retail       Pinole                   CA        1,790,595      419,110              0     190,365      3,930,655           0
Retail       Pleasanton               CA        6,512,907    1,073,479        480,348           0     13,118,825           0
Retail       Rancho Cucamonga         CA                0      654,833        222,415           0      1,132,329           0
Retail       Redlands                 CA           20,115      150,284         72,890     164,566        452,354           0
Retail       Rialto                   CA                0      625,256        212,368           0      1,081,185           0
Retail       Rubidoux                 CA                0      711,677        241,721           0      1,230,623           0
Retail       San Bernadino            CA                0    1,069,159        363,140           0      1,848,776           0
Retail       San Bernadino            CA                0      532,662        275,811           0      1,333,767           0
Retail       San Diego                CA                0    3,524,962              0           0     15,656,895           0
Retail       Santa Ana                CA                0      705,564        239,645           0      1,220,051           0
Retail       Santa Monica             CA        4,624,419      901,322        445,955           0      7,050,333           0
Retail       Santa Rosa               CA          226,960      210,017         69,074           0        925,951           0
Retail       Simi Valley              CA          755,024      527,348         15,883           0      2,778,433           0
Retail       Sunnymead                CA                0      377,461        195,449           0        945,148           0
Retail       Tustin                   CA                0            0        285,000           0      2,556,557           0
Retail       Union City               CA           25,679      191,856         93,053     210,089        577,486           0
Retail       Ventura                  CA        3,608,474    1,584,653              0           0      6,870,815           0
Retail       Westminster              CA                0      863,040        293,131           0      1,492,357           0
Retail       Yorba Linda              CA           26,730      199,707         96,861     218,686        601,118           0
Retail       Yucaipa                  CA                0      479,874        162,990           0        829,793           0
Retail       Aurora                   CO          962,269    1,049,838         17,701     320,113      4,448,324           0
Retail       Aurora                   CO          680,095      545,977        487,823           0      3,063,975           0
Retail       Littleton                CO        1,165,532    1,197,317        587,401           0      4,325,125           0
Retail       Bradenton                FL        1,146,973      973,826        272,587           0      4,088,639           0
Retail       Cape Coral               FL          818,260      493,487        175,559           0      2,132,215           0
Retail       Casselberry              FL          677,399    1,153,446        411,929           0      4,064,226           0
Retail       Gainsville               FL          924,992      557,856        198,458           0      2,410,337           0
Retail       Largo                    FL          531,570      399,807        278,585           0      2,026,886           0
Retail       Largo, 66th              FL          712,481      429,692        152,864           0      1,856,576           0
Retail       Largo, Keene             FL        1,091,184      658,085        245,374           0      2,843,395           0
Retail       Orlando                  FL                0      541,732         14,545           0      2,465,817           0
Retail       Pinellas Park            FL          890,937      754,092        288,344           0      3,142,532           0
Retail       Port Richey              FL          458,094      219,162              0           0      1,564,547           0
Retail       Tallahassee              FL          372,436      272,807              0           0      1,722,653           0
Retail       Venice                   FL          518,320      572,757        141,040           0      3,127,889           0
Retail       Atlanta (Dunwoody)       GA                0      247,263              0     120,697        813,389           0
Retail       Atlanta (Exec Park)      GA                0      313,470              0     153,014      1,031,179           0
Retail       Atlanta (Ponce de Leon)  GA                0      219,714              0     107,249        722,764           0
Retail       Cumming                  GA                0      555,007              0     270,916      1,825,733           0
Retail       Duluth                   GA                0      373,052              0     182,098      1,227,177           0
Retail       Forest Park (Clayton)    GA                0      558,281              0     272,514      1,836,502           0
Retail       Jonesboro                GA                0      216,067              0     105,469        710,765           0
Retail       Stone Mountain           GA                0      266,013              0     129,849        875,068           0
Retail       Boise                    ID        1,464,400    1,160,829        310,501           0      5,283,297           0
Retail       Freeport                 IL          692,561      417,678        148,591           0      1,804,668           0
Retail       Rock Falls               IL          730,507      440,564        156,731           0      1,903,549           0
Retail       Carmel                   IN                0      511,317         52,033           0      2,358,284           0
Retail       Lawrence                 IN                0      622,854         53,887           0      2,872,714           0
Retail       Louisville               KY          988,191      695,491              0     460,927      4,118,624           0
Retail       Baton Rouge              LA          850,854      719,344        232,849           0      3,079,214           0
Retail       Minden                   LA          799,798      416,566        342,304      76,762      1,674,347           0
Retail       Billings                 MT          758,754      692,579              0     324,372      2,805,610           0
Retail       Bozeman                  MT          117,403      140,305              0           0        903,783           0
Retail       Charlotte                NC                0      184,541         36,078           0        894,095           0
Retail       Concord                  NC                0      365,022         56,439           0      1,768,523           0
Retail       Jacksonville             NC                0      164,726         64,422           0        726,048           0
Retail       Jefferson                NC                0      143,562              0           0        632,763           0
Retail       Lexinton                 NC                0      272,829        106,705           0      1,202,518           0
Other        Mint Hill                NC                0      198,662         37,671           0        962,513           0
Retail       Thomasville              NC                0      208,722         38,805           0      1,011,250           0
Retail       Omaha                    NE        1,752,461    2,489,632      1,048,748           0      9,936,061           0
Retail       Garwood                  NJ        1,258,093      709,571        607,569           0      3,786,935           0
Retail       Albuquerque              NM        1,011,185      526,665        292,081      97,050      2,116,876           0
Retail       LasCruces                NM          690,486      586,250        171,196           0      2,461,388           0
Retail       Las Vegas                NV        1,502,964    1,099,099         18,299           0      5,566,404           0



                                  As of December 31, 2003
             ---------------------------------------------------------------------
                           Land       Building and                    Accumulated           Date
Description     Land      Estates     Improvements         Total     Depreciation         Acquired      Life
----------------------------------------------------------------------------------      -----------------------

Retail           83,350     188,181         517,267         788,797        370,358         4/1/2003   22-40 yrs
Retail          234,049           0       1,191,561       1,425,611        423,527         1/1/2002   20-40 yrs
Retail          325,546           0       1,657,384       1,982,930        589,098         1/1/2002   20-40 yrs
Retail                0     190,365       3,930,655       4,121,020      1,707,280         1/1/2002   22-40 yrs
Retail          480,348           0      13,118,825      13,599,173      5,481,940         1/1/2002      40 yrs
Retail          222,415           0       1,132,329       1,354,743        402,474         1/1/2002   20-40 yrs
Retail           72,890     164,566         452,354         689,810        323,881         4/1/2003   22-40 yrs
Retail          212,368           0       1,081,185       1,293,553        384,295         1/1/2002   20-40 yrs
Retail          241,721           0       1,230,623       1,472,344        437,411         1/1/2002   20-40 yrs
Retail          363,140           0       1,848,776       2,211,916        657,127         1/1/2002   20-40 yrs
Retail          275,811           0       1,333,767       1,609,578        185,649         1/1/2002   38-40 yrs
Retail                0           0      15,656,895      15,656,895      6,657,226         1/1/2002   38-40 yrs
Retail          239,645           0       1,220,051       1,459,697        433,653         1/1/2002   20-40 yrs
Retail          445,955           0       7,050,333       7,496,288      2,414,024         1/1/2002   38-40 yrs
Retail           69,074           0         925,951         995,026        149,326         1/1/2002   38-40 yrs
Retail           15,883           0       2,778,433       2,794,317        922,633         1/1/2002   38-40 yrs
Retail          195,449           0         945,148       1,140,597        131,556         1/1/2002   38-40 yrs
Retail          285,000           0       2,556,557       2,841,557      2,063,970         1/1/2002   38-40 yrs
Retail           93,053     210,089         577,486         880,628        413,475         4/1/2003   22-40 yrs
Retail                0           0       6,870,815       6,870,815      2,754,406         1/1/2002   20-40 yrs
Retail          293,131           0       1,492,357       1,785,488        530,441         1/1/2002   20-40 yrs
Retail           96,861     218,686         601,118         916,665        430,395         4/1/2003   22-40 yrs
Retail          162,990           0         829,793         992,782        294,940         1/1/2002   20-40 yrs
Retail           17,701     320,113       4,448,324       4,786,138      1,620,738         1/1/2002   22-40 yrs
Retail          487,823           0       3,063,975       3,551,798      1,078,778         1/1/2002      40 yrs
Retail          587,401           0       4,325,125       4,912,526      1,026,632         1/1/2002   38-40 yrs
Retail          272,587           0       4,088,639       4,361,226      1,255,020         1/1/2002   38-40 yrs
Retail          175,559           0       2,132,215       2,307,774        761,449         1/1/2002   38-40 yrs
Retail          411,929           0       4,064,226       4,476,154      1,260,736         1/1/2002   38-40 yrs
Retail          198,458           0       2,410,337       2,608,794        860,771         1/1/2002   38-40 yrs
Retail          278,585           0       2,026,886       2,305,471        712,944         1/1/2002      40 yrs
Retail          152,864           0       1,856,576       2,009,440        663,014         1/1/2002   38-40 yrs
Retail          245,374           0       2,843,395       3,088,769      1,015,424         1/1/2002   38-40 yrs
Retail           14,545           0       2,465,817       2,480,363      1,080,997         1/1/2002   38-40 yrs
Retail          288,344           0       3,142,532       3,430,876        681,882         1/1/2002   38-40 yrs
Retail                0           0       1,564,547       1,564,547        465,463         1/1/2002   38-40 yrs
Retail                0           0       1,722,653       1,722,653        705,376         1/1/2002      40 yrs
Retail          141,040           0       3,127,889       3,268,929      1,139,066         1/1/2002   38-40 yrs
Retail                0     120,697         813,389         934,086        339,086         1/1/2002   22-35 yrs
Retail                0     153,014       1,031,179       1,184,193        429,879         1/1/2002   22-35 yrs
Retail                0     107,249         722,764         830,013        301,306         1/1/2002   22-35 yrs
Retail                0     270,916       1,825,733       2,096,648        761,113         1/1/2002   22-35 yrs
Retail                0     182,098       1,227,177       1,409,275        511,586         1/1/2002   22-35 yrs
Retail                0     272,514       1,836,502       2,109,016        765,602         1/1/2002   22-35 yrs
Retail                0     105,469         710,765         816,233        296,304         1/1/2002   22-35 yrs
Retail                0     129,849         875,068       1,004,918        364,799         1/1/2002   22-35 yrs
Retail          310,501           0       5,283,297       5,593,798      1,672,364         1/1/2002   38-40 yrs
Retail          148,591           0       1,804,668       1,953,259        644,477         1/1/2002   38-40 yrs
Retail          156,731           0       1,903,549       2,060,280        679,789         1/1/2002   38-40 yrs
Retail           52,033           0       2,358,284       2,410,317        991,676         1/1/2002   20-40 yrs
Retail           53,887           0       2,872,714       2,926,600      1,207,997         1/1/2002   20-40 yrs
Retail                0     460,927       4,118,624       4,579,551      1,767,301         1/1/2002   22-40 yrs
Retail          232,849           0       3,079,214       3,312,063        615,202         1/1/2002   38-40 yrs
Retail          342,304      76,762       1,674,347       2,093,412        153,321         1/1/2002   22-40 yrs
Retail                0     324,372       2,805,610       3,129,982      1,256,798         1/1/2002   22-40 yrs
Retail                0           0         903,783         903,783        391,181         1/1/2002      40 yrs
Retail           36,078           0         894,095         930,173        213,631         1/1/2002   38-40 yrs
Retail           56,439           0       1,768,523       1,824,962        422,563         1/1/2002   38-40 yrs
Retail           64,422           0         726,048         790,470        157,916         1/1/2002   38-40 yrs
Retail                0           0         632,763         632,763        137,627         1/1/2002   38-40 yrs
Retail          106,705           0       1,202,518       1,309,224        261,549         1/1/2002   38-40 yrs
Other            37,671           0         962,513       1,000,184        229,979         1/1/2002   38-40 yrs
Retail           38,805           0       1,011,250       1,050,056        241,624         1/1/2002   38-40 yrs
Retail        1,048,748           0       9,936,061      10,984,809      3,148,404         1/1/2002   38-40 yrs
Retail          607,569           0       3,786,935       4,394,504        942,117         1/1/2002   38-40 yrs
Retail          292,081      97,050       2,116,876       2,506,006        193,844         1/1/2002   22-40 yrs
Retail          171,196           0       2,461,388       2,632,584        755,530         1/1/2002   38-40 yrs
Retail           18,299           0       5,566,404       5,584,703      1,420,620         1/1/2002   38-40 yrs

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2003

                                                                                                                 Cost capitalized
                                                                                                                  subsequent to
                                                                                Initial Cost to Registrant          acquistion
                                                                          -------------------------------------------------------
                                                     Encumbrances                        Land       Building and   Building and
Description    Location                         Mortgage  Contract Right       Land     Estates     Improvements   Improvements
-----------------------------------------     --------------------------  -------------------------------------------------------
Retail       Las Vegas                NV          314,028      275,462        313,727           0      1,733,910           0
Retail       Reno                     NV          534,748      357,176              0           0      1,760,213           0
Retail       Portchester              NY        1,807,756    1,509,555              0           0      7,308,836           0
Retail       Cincinatti               OH          474,705      334,099              0     221,419      1,978,498           0
Retail       Columbus                 OH        1,015,634      714,805              0     473,727      4,233,003           0
Retail       Franklin                 OH                0      359,545         37,140           0      1,658,285           0
Retail       Lawton                   OK          898,546      351,904              0     353,712      2,257,659           0
Retail       Beaverton                OR          709,372    1,076,676        416,452           0      2,819,730           0
Retail       Grants Pass              OR          812,949      318,381              0     320,017      2,042,592           0
Retail       Portland                 OR                0      568,230        555,800           0      2,586,429           0
Retail       Salem                    OR          525,841      798,116        308,707           0      2,090,202           0
Retail       Doylestown               PA          463,451      250,926        130,522           0      1,091,131           0
Retail       Lansdale                 PA          365,448      197,864        102,922           0        861,971           0
Retail       Lima                     PA          397,750      215,353        112,019           0        938,162           0
Retail       Philadelphia             PA        1,136,891      769,776        628,239           0      3,780,770           0
Retail       Philadelphia, 52nd       PA          437,555      236,904        123,229           0      1,032,048           0
Retail       Philadelphia, Broad      PA          464,880      251,699        130,925           0      1,096,500           0
Retail       Philadelphia, Bustle     PA          345,565      187,099         97,322           0        815,075           0
Retail       Philadelphia, Cottman    PA          492,236      266,510        138,629           0      1,161,022           0
Retail       Philadelphia, Frankford  PA          382,834      207,277        108,178           0        902,981           0
Retail       Philadelphia, Lehigh     PA          348,041      188,439         98,020           0        820,915           0
Retail       Philadelphia, N 5th      PA          104,400       56,525         29,402           0        246,244           0
Retail       Philadelphia, N Broad    PA          325,683      176,334         91,723           0        768,178           0
Retail       Richboro                 PA          320,706      173,639         90,321           0        756,440           0
Retail       Wayne                    PA          469,852      254,391        131,965           0      1,108,227           0
Retail       Moncks Corner            SC                0      121,779              0           0        536,751           0
Retail       Chattanooga              TN        1,175,836      768,909              0     369,150      3,423,616           0
Retail       Paris                    TN          778,169      508,865              0     244,304      2,265,752           0
Retail       Carrolton                TX          446,535      391,758              0     247,763      1,746,370           0
Retail       Dallas                   TX          706,145      496,986              0     329,371      2,943,101           0
Retail       El Paso                  TX                0            0         91,580           0      1,256,859           0
Retail       Fort Worth               TX          998,543      911,455              0     426,883      3,692,269           0
Retail       Garland                  TX        1,359,763      708,218              0     130,505      2,846,611           0
Retail       Granbury                 TX          886,054      461,492              0      85,040      1,854,919           0
Retail       Grand Prairie            TX        1,174,434      459,952         15,130     462,315      2,950,848           0
Retail       Greenville               TX                0      328,597              0           0        675,961           0
Retail       Hillsboro                TX          748,525      389,861              0      71,841      1,567,009           0
Retail       Houston                  TX          970,878      683,306              0     452,852      4,046,470           0
Retail       Lubbock                  TX          325,094      238,129              0           0      1,503,678           0
Retail       Midland                  TX          819,207    1,243,383        480,935           0      3,256,323           0
Retail       Rockdale                 TX          174,736      117,727        134,651           0      1,049,237           0
Retail       Taylor                   TX          239,298      166,345        181,808           0      1,266,242           0
Retail       Texarkana                TX          418,991      387,713        110,394           0      1,709,398           0
Retail       Woodville                TX          167,653      112,955        129,192           0      1,006,703           0
Retail       Bountiful                UT          474,372      450,633              0           0      3,363,558           0
Retail       Sandy                    UT          200,592      344,240              0           0      1,578,176           0
Retail       Staunton                 VA                0      326,413        127,681           0      1,438,699           0
Retail       Bothell                  WA          249,454      178,811              0           0      1,128,590           0
Retail       Edmonds                  WA          281,099      205,904              0           0      1,300,189           0
Retail       Everett                  WA          947,536      804,496        228,290           0      3,377,702           0
Retail       Federal Way              WA          720,661      481,353        210,776           0      2,372,180           0
Retail       Graham                   WA        1,110,818      435,038              0     437,273      2,791,008           0
Retail       Kent                     WA          707,666    1,074,088        415,452           0      2,812,952           0
Retail       Milton                   WA        1,253,738      491,011              0     493,533      3,150,106           0
Retail       Port Orchard             WA          189,930      136,144              0           0        859,289           0
Retail       Redmond                  WA        1,246,121      488,028              0     490,535      3,130,967           0
Retail       Spokane                  WA          956,907      374,761              0     376,686      2,404,297           0
Retail       Spokane                  WA          560,997      402,129        355,128           0      2,538,088           0
Retail       Woodinville              WA          172,914      296,741              0           0      1,360,417           0
Retail       Cheyenne                 WY          239,948      222,035         71,549           0        978,937           0
Retail       Evanston                 WY           39,874      415,417         91,876           0      1,224,363           0
Retail       Evanston - Cons          WY           77,633      808,857        196,869           0      2,383,800           0

                                              ------------------------    --------------------------------------------------
                                               85,597,340   87,486,902     22,664,054  13,360,799    362,421,839           0
                                              ------------------------    --------------------------------------------------

Other        Jonesboro                AR                0            0         16,220           0              0           0
Other        Little Rock              AR                0            0         17,317           0              0           0
Other        Pine Bluff               AR                0            0         18,332           0              0           0



                                  As of December 31, 2003
             ---------------------------------------------------------------------
                           Land       Building and                    Accumulated           Date
Description     Land      Estates     Improvements         Total     Depreciation         Acquired      Life
----------------------------------------------------------------------------------      -----------------------

Retail          313,727           0       1,733,910       2,047,637        611,083         1/1/2002      40 yrs
Retail                0           0       1,760,213       1,760,213        455,752         1/1/2002   38-40 yrs
Retail                0           0       7,308,836       7,308,836      2,505,408         1/1/2002   38-40 yrs
Retail                0     221,419       1,978,498       2,199,918        848,974         1/1/2002   22-40 yrs
Retail                0     473,727       4,233,003       4,706,731      1,816,382         1/1/2002   22-40 yrs
Retail           37,140           0       1,658,285       1,695,425        697,321         1/1/2002   38-40 yrs
Retail                0     353,712       2,257,659       2,611,371      1,044,706         1/1/2002   22-40 yrs
Retail          416,452           0       2,819,730       3,236,182        539,081         1/1/2002   38-40 yrs
Retail                0     320,017       2,042,592       2,362,609        945,186         1/1/2002   22-40 yrs
Retail          555,800           0       2,586,429       3,142,229      1,133,873         1/1/2002   38-40 yrs
Retail          308,707           0       2,090,202       2,398,909        399,609         1/1/2002   38-40 yrs
Retail          130,522           0       1,091,131       1,221,653        255,060         1/1/2002   20-40 yrs
Retail          102,922           0         861,971         964,893        201,123         1/1/2002   20-40 yrs
Retail          112,019           0         938,162       1,050,181        218,901         1/1/2002   20-40 yrs
Retail          628,239           0       3,780,770       4,409,009      1,011,556         1/1/2002      40 yrs
Retail          123,229           0       1,032,048       1,155,277        240,807         1/1/2002   20-40 yrs
Retail          130,925           0       1,096,500       1,227,425        255,846         1/1/2002   20-40 yrs
Retail           97,322           0         815,075         912,397        190,181         1/1/2002   20-40 yrs
Retail          138,629           0       1,161,022       1,299,651        270,901         1/1/2002   20-40 yrs
Retail          108,178           0         902,981       1,011,158        210,692         1/1/2002   20-40 yrs
Retail           98,020           0         820,915         918,935        191,544         1/1/2002   20-40 yrs
Retail           29,402           0         246,244         275,646         57,456         1/1/2002   20-40 yrs
Retail           91,723           0         768,178         859,901        179,239         1/1/2002   20-40 yrs
Retail           90,321           0         756,440         846,760        176,500         1/1/2002   20-40 yrs
Retail          131,965           0       1,108,227       1,240,192        258,582         1/1/2002   20-40 yrs
Retail                0           0         536,751         536,751        116,744         1/1/2002   38-40 yrs
Retail                0     369,150       3,423,616       3,792,766      1,360,735         1/1/2002   22-40 yrs
Retail                0     244,304       2,265,752       2,510,056        900,536         1/1/2002   22-40 yrs
Retail                0     247,763       1,746,370       1,994,133        653,971         1/1/2002   22-40 yrs
Retail                0     329,371       2,943,101       3,272,472      1,262,885         1/1/2002   22-40 yrs
Retail           91,580           0       1,256,859       1,348,439        281,991         1/1/2002   38-40 yrs
Retail                0     426,883       3,692,269       4,119,153      1,653,986         1/1/2002   22-40 yrs
Retail                0     130,505       2,846,611       2,977,116        260,667         1/1/2002   22-40 yrs
Retail                0      85,040       1,854,919       1,939,960        169,857         1/1/2002   22-40 yrs
Retail           15,130     462,315       2,950,848       3,428,293      1,365,472         1/1/2002   22-40 yrs
Retail                0           0         675,961         675,961        289,013         1/1/2002      40 yrs
Retail                0      71,841       1,567,009       1,638,850        143,492         1/1/2002   22-40 yrs
Retail                0     452,852       4,046,470       4,499,322      1,736,340         1/1/2002   22-40 yrs
Retail                0           0       1,503,678       1,503,678        615,712         1/1/2002      40 yrs
Retail          480,935           0       3,256,323       3,737,258        622,550         1/1/2002   38-40 yrs
Retail          134,651           0       1,049,237       1,183,888        310,950         1/1/2002      40 yrs
Retail          181,808           0       1,266,242       1,448,050        596,681         1/1/2002   38-40 yrs
Retail          110,394           0       1,709,398       1,819,793        275,671         1/1/2002   38-40 yrs
Retail          129,192           0       1,006,703       1,135,895        298,345         1/1/2002      40 yrs
Retail                0           0       3,363,558       3,363,558      1,507,638         1/1/2002      40 yrs
Retail                0           0       1,578,176       1,578,176        357,478         1/1/2002   38-40 yrs
Retail          127,681           0       1,438,699       1,566,380        312,918         1/1/2002   38-40 yrs
Retail                0           0       1,128,590       1,128,590        522,858         1/1/2002      40 yrs
Retail                0           0       1,300,189       1,300,189        532,389         1/1/2002      40 yrs
Retail          228,290           0       3,377,702       3,605,992      1,036,796         1/1/2002   38-40 yrs
Retail          210,776           0       2,372,180       2,582,956        614,201         1/1/2002   38-40 yrs
Retail                0     437,273       2,791,008       3,228,281      1,291,508         1/1/2002   22-40 yrs
Retail          415,452           0       2,812,952       3,228,404        537,786         1/1/2002   38-40 yrs
Retail                0     493,533       3,150,106       3,643,639      1,457,676         1/1/2002   22-40 yrs
Retail                0           0         859,289         859,289        398,095         1/1/2002      40 yrs
Retail                0     490,535       3,130,967       3,621,502      1,448,820         1/1/2002   22-40 yrs
Retail                0     376,686       2,404,297       2,780,983      1,112,561         1/1/2002   22-40 yrs
Retail          355,128           0       2,538,088       2,893,216      1,175,857         1/1/2002      40 yrs
Retail                0           0       1,360,417       1,360,417        308,153         1/1/2002   38-40 yrs
Retail           71,549           0         978,937       1,050,486        157,871         1/1/2002   38-40 yrs
Retail           91,876           0       1,224,363       1,316,239        400,965         1/1/2002   20-40 yrs
Retail          196,869           0       2,383,800       2,580,669        780,667         1/1/2002   20-40 yrs

             ---------------------------------------------------------------------
             22,664,054  13,360,799     362,421,839     398,446,693    129,367,512
             ---------------------------------------------------------------------

Other            16,220           0               0          16,220              0         1/1/2002
Other            17,317           0               0          17,317              0         1/1/2002
Other            18,332           0               0          18,332              0         1/1/2002

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2003

                                                                                                                 Cost capitalized
                                                                                                                  subsequent to
                                                                                Initial Cost to Registrant          acquistion
                                                                          -------------------------------------------------------
                                                     Encumbrances                        Land       Building and   Building and
Description    Location                         Mortgage  Contract Right       Land     Estates     Improvements   Improvements
-----------------------------------------     --------------------------  -------------------------------------------------------
Other        Mesa                   AZ                  0            0         40,335           0              0           0
Other        Phoenix                AZ                  0            0         42,191           0              0           0
Other        Sun City               AZ                  0            0         74,577           0      1,691,595           0
Other        Colton                 CA                  0    7,378,431      1,974,116           0     20,756,195           0
Other        El Segundo             CA         80,826,072            0      1,429,055           0    100,921,238           0
Other        Irvine                 CA                  0            0      1,000,000           0              0           0
Other        Long Beach             CA         25,030,735    3,242,473              0   7,581,442     35,715,658           0
Other        Loveland               CA                  0            0         17,020           0              0           0
Other        Palo Alto              CA         11,536,762    3,348,434              0           0     26,836,477           0
Other        Pasadena               CA                  0            0         17,203           0              0           0
Other        Rialto                 CA                  0            0         13,850           0              0           0
Other        San Dimas              CA                  0            0         14,831           0              0           0
Other        Yucca Valley           CA                  0            0         15,995           0              0           0
Other        Colorado Springs       CO                  0            0         18,447           0              0           0
Other        Ft Collins             CO                  0            0         83,278           0      1,961,118           0
Other        Pueblo                 CO                  0            0         14,714           0              0           0
Other        Homestead              FL                  0            0         18,028           0              0           0
Other        Orlando                FL          1,469,540    1,529,385              0           0      9,128,285           0
Other        North Berwick          ME          8,736,131    3,092,041        274,873   5,267,663     22,304,939           0
Other        Arnold                 MO                  0            0         48,406           0              0           0
Other        Independence           MO                  0            0         14,688           0              0           0
Other        St Louis               MO                  0            0         16,871           0              0           0
Other        Mint Hill              NC                  0            0          2,234           0              0           0
Other        Carlsbad               NM                  0            0         70,342           0      1,554,861           0
Other        Saugerties             NY            199,796            0         32,120           0      2,100,435           0
Other        Ponca City             OK                  0            0         41,745           0              0           0
Other        Stillwater             OK                  0            0         14,384           0              0           0
Other        New Kingston           PA          6,589,639    4,111,654              0           0     17,964,482           0
Other        N Myrtle Beach         SC                  0      324,016              0           0      1,569,849           0
Other        Franklin               TN          3,441,231            0              0           0      8,805,302           0
Other        Memphis                TN          2,062,672    1,348,834              0     647,569      6,005,767           0
Other        Amarillo               TX                  0            0         14,474           0              0           0
Other        Austin                 TX                  0            0         41,473           0              0           0
Other        Baytown                TX                  0            0         16,385           0              0           0
Other        Bear Creek             TX                  0            0         16,857           0              0           0
Other        Corpus Christi         TX                  0            0         81,669           0      1,910,679           0
Other        Greenville             TX                  0            0          1,790           0              0           0
Other        Lewisville             TX          2,919,337    1,850,276      1,952,216           0     15,502,972           0
Other        McAllen                TX                  0            0         56,850           0      1,131,104           0
Other        Round Rock             TX                  0            0         14,806           0              0           0
Other        Victoria               TX                  0            0         80,816           0      1,883,744           0
Other        Herndon                VA                  0            0         16,746           0              0           0
Other        Puyallup               WA                  0            0         14,268           0              0           0
Other        Windsor                WI          1,622,994    3,038,259              0           0     13,988,024           0
                                              ------------------------    --------------------------------------------------
                                              144,434,909   29,263,803      7,649,521  13,496,675    291,732,727           0
                                             -------------------------    --------------------------------------------------

Total from Continuing Operations             $602,919,543 $292,955,531    $37,673,623 $45,203,543 $1,619,199,464    $      0
                                             =========================    ==================================================



                                                       As of December 31, 2003
                                  ---------------------------------------------------------------------
                                                Land       Building and                    Accumulated           Date
Description                          Land      Estates     Improvements         Total     Depreciation         Acquired      Life
-------------                     ---------------------------------------------------------------------      -----------------------
Other                                 40,335           0               0          40,335              0         1/1/2002
Other                                 42,191           0               0          42,191              0         1/1/2002
Other                                 74,577           0       1,691,595       1,766,172        379,529         1/1/2002   38-40 yrs
Other                              1,974,116           0      20,756,195      22,730,311     10,225,004         1/1/2002   20-40 yrs
Other                              1,429,055           0     100,921,238     102,350,293     33,936,368         1/1/2002   38-40 yrs
Other                              1,000,000           0               0       1,000,000              0         1/1/2003
Other                                      0   7,581,442      35,715,658      43,297,100     15,755,841         1/1/2002   22-40 yrs
Other                                 17,020           0               0          17,020              0         1/1/2002
Other                                      0           0      26,836,477      26,836,477      8,997,492         1/1/2002      40 yrs
Other                                 17,203           0               0          17,203              0         1/1/2002
Other                                 13,850           0               0          13,850              0         1/1/2002
Other                                 14,831           0               0          14,831              0         1/1/2002
Other                                 15,995           0               0          15,995              0         1/1/2002
Other                                 18,447           0               0          18,448              0         1/1/2002
Other                                 83,278           0       1,961,118       2,044,397        440,000         1/1/2002   38-40 yrs
Other                                 14,714           0               0          14,714              0         1/1/2002
Other                                 18,028           0               0          18,028              0         1/1/2002
Other                                      0           0       9,128,285       9,128,285      3,635,995         1/1/2002   38-40 yrs
Other                                274,873   5,267,663      22,304,939      27,847,475     12,775,291         1/1/2002   22-40 yrs
Other                                 48,406           0               0          48,406              0       12/14/2003
Other                                 14,688           0               0          14,688              0         1/1/2002
Other                                 16,871           0               0          16,871              0         1/1/2002
Other                                  2,234           0               0           2,234              0         1/1/2002
Other                                 70,342           0       1,554,861       1,625,203        348,851         1/1/2002   38-40 yrs
Other                                 32,120           0       2,100,435       2,132,555      1,449,981         1/1/2003   38-40 yrs
Other                                 41,745           0               0          41,745              0         1/1/2002
Other                                 14,384           0               0          14,384              0         1/1/2002
Other                                      0           0      17,964,482      17,964,482      2,555,306         1/1/2002   38-40 yrs
Other                                      0           0       1,569,849       1,569,849        375,093         1/1/2002   38-40 yrs
Other                                      0           0       8,805,302       8,805,302      2,686,713         1/1/2002   38-40 yrs
Other                                      0     647,569       6,005,767       6,653,337      2,387,026         1/1/2002   22-40 yrs
Other                                 14,474           0               0          14,474              0         1/1/2002
Other                                 41,473           0               0          41,473              0         1/1/2002
Other                                 16,385           0               0          16,385              0         1/1/2002
Other                                 16,857           0               0          16,857              0         1/1/2002
Other                                 81,669           0       1,910,679       1,992,349        428,683         1/1/2002   38-40 yrs
Other                                  1,790           0               0           1,790              0         1/1/2002
Other                              1,952,216           0      15,502,972      17,455,188      6,025,697         1/1/2002   38-40 yrs
Other                                 56,850           0       1,131,104       1,187,954        253,776         1/1/2002   38-40 yrs
Other                                 14,806           0               0          14,806              0         1/1/2002
Other                                 80,816           0       1,883,744       1,964,560        422,640         1/1/2002   38-40 yrs
Other                                 16,746           0               0          16,746              0         1/1/2002
Other                                 14,268           0               0          14,268              0         1/1/2002
Other                                      0           0      13,988,024      13,988,024      5,122,297         1/1/2002   38-40 yrs
                                 ----------------------------------------------------------------------
                                   7,649,521  13,496,675     291,732,727     312,878,922    108,201,582
                                 ----------------------------------------------------------------------

Total from Continuing Operations $37,673,623 $45,203,543  $1,619,199,464  $1,702,076,629   $572,839,955
                                 ======================================================================

* The above table:

      A)    excludes properties classified as discountinued operations
      B)    includes land only parcels owned by the partnership

The aggregate cost for Federal income tax purposes was approximately $1.5 billion

                       NEWKIRK MASTER LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

                                                                    Year ended     Year ended
                                                                   December 31,   December 31,
                                                                       2003           2002
                                                                   ------------   ------------
Real Estate
              Balance at beginning of year                          $1,716,568     $       --
              Assets contributed in the exchange                                    1,890,357
              Additions during the year:
                          Land & land estates                            5,611          2,904
                          Buildings & improvements                      91,724             --
                                                                    ----------     ----------
                                                                     1,813,903      1,893,261

              Less:  Reclassification to discontinued operations       111,826        176,693

                                                                    ----------     ----------
              Balance at end of year                                $1,702,077     $1,716,568
                                                                    ==========     ==========

Accumulated Depreciation
              Balance at beginning of year                          $  512,678     $       --
              Accumulated depreciation contributed in
                          the exchange                                      --        542,619
              Additions charged to depreciation and
                          amortization expense                          42,983         37,172
              Additions for properties acquired                         51,474             --
                                                                    ----------     ----------
                                                                       607,135        579,791

              Less: Reclassification to discontinued operations         34,295         67,113
                                                                    ----------     ----------
              Balance at end of year                                $  572,840     $  512,678
                                                                    ==========     ==========