Form 10-Q
period 2004-03-31
NEWKIRK MASTER LP
filed 2004-05-17
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-50268

                     The Newkirk Master Limited Partnership
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  11-3636084
---------------------------------------   --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
---------------------------------------   --------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,310,512 Limited Partnership Units Outstanding as of March 31, 2004.


                                    1 of 27

Table of Contents

                                                                                                           Page
Part I. FINANCIAL INFORMATION
        Item 1.   Financial Statements

                  Unaudited Consolidated Balance Sheet at March 31, 2004 and
                  Audited Consolidated Balance Sheet at December 31, 2003 .................................  3

                  Unaudited Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2004 and March 31, 2003..................................................  4

                  Unaudited Consolidated Statement of Partners' Equity for the
                  Three Months Ended March 31, 2004........................................................  5

                  Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2004 and March 31, 2003........................................................  6

                  Notes to Consolidated Unaudited Financial Statements.....................................  9

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations............................................................................ 15

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................... 21

        Item 4.   Controls and Procedures.................................................................. 21

Part II. OTHER INFORMATION

        Item 1.   Legal Proceedings........................................................................ 22

        Item 6.   Exhibits and Reports on Form 8-K......................................................... 24

        Signatures......................................................................................... 25

        Exhibit Index...................................................................................... 26


                                    2 of 27

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                   March 31,      December 31,
                                                                                      2004            2003
                                                                                  -----------     ------------
                                                                                  (Unaudited)
ASSETS

Real estate investments:
     Land                                                                         $    32,643     $    37,674
     Land estates                                                                      43,998          45,204
     Buildings and improvements                                                     1,587,080       1,619,199
                                                                                  -----------     -----------

              Total real estate investments                                         1,663,721       1,702,077

     Less accumulated depreciation and amortization                                  (571,317)       (572,840)
                                                                                  -----------     -----------

              Real estate investments, net                                          1,092,404       1,129,237

Real estate held for sale, net of accumulated depreciation of $19,429
     and $19,692                                                                       36,832          59,481

Cash and cash equivalents, of which $5,166 and $5,148 is restricted                    46,520          37,851
Receivables and deferred rental income (including $7,346 from
     a related party)                                                                  77,416          97,845
Deferred costs, net of accumulated amortization of $31,580 and $29,638                 20,210          22,993
Equity investments in limited partnerships                                              8,945           8,492
Other assets                                                                           26,306          27,240
Other assets of discontinued operations                                                   325             955
                                                                                  -----------     -----------

              Total Assets                                                        $ 1,308,958     $ 1,384,094
                                                                                  ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $14,727 and
     $14,583 to a related party)                                                  $   574,229     $   615,993
Note payable                                                                          193,753         208,356
Contract right mortgage notes and accrued interest payable (including $266,238
     and $296,035 to related parties)                                                 372,023         401,132
Accounts payable and accrued expenses                                                   8,935          15,427
Liabilities of discontinued operations                                                 30,374          35,997
                                                                                  -----------     -----------

              Total Liabilities                                                     1,179,314       1,276,905

Contingencies

Minority interests                                                                    (39,069)        (39,822)
Partners' equity (6,310,512 and 6,319,391 limited partnership
     units outstanding)                                                               168,713         147,011
                                                                                  -----------     -----------

              Total Liabilities, Minority Interests and Partners' Equity          $ 1,308,958     $ 1,384,094
                                                                                  ===========     ===========

                 See notes to consolidated financial statements.

                                    3 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          2004            2003
                                                                       -----------     -----------
Revenue:
     Rental income                                                     $    64,162     $    67,370
     Interest income                                                           602             931
     Management fees                                                            90             105
                                                                       -----------     -----------

        Total revenue                                                       64,854          68,406
                                                                       -----------     -----------

Expenses:
     Interest                                                               23,921          26,849
     Depreciation                                                            9,171           9,224
     General and administrative                                              1,481           1,579
     Amortization                                                              711           1,006
     Ground rent                                                               801             820
     State income taxes                                                        319             207
                                                                       -----------     -----------

        Total expenses                                                      36,404          39,685
                                                                       -----------     -----------

Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest         28,450          28,721

     Equity in income from investments in limited partnerships                 620             564
     Minority interest                                                      (4,016)         (4,040)
                                                                       -----------     -----------

        Income from continuing operations                                   25,054          25,245
                                                                       -----------     -----------

Discontinued operations:
     Income from discontinued operations                                       349          13,998
     Gain from disposal of real estate                                       7,669          26,087
                                                                       -----------     -----------

        Income from discontinued operations                                  8,018          40,085
                                                                       -----------     -----------

Net income                                                             $    33,072     $    65,330
                                                                       ===========     ===========

Income from continuing operations per
     limited partnership unit                                          $      3.97     $      3.97
Income from discontinued operations per
     limited partnership unit                                                 1.27            6.30
                                                                       -----------     -----------

Net income per limited partnership unit                                $      5.24     $     10.27
                                                                       ===========     ===========

Distributions per limited partnership unit                             $      1.75     $      0.75
                                                                       ===========     ===========

Weighted average limited partnership units                               6,313,888       6,359,048
                                                                       ===========     ===========

                 See notes to consolidated financial statements.

                                    4 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                        (In thousands, except unit data)
                                   (Unaudited)


                                                       Limited
                                                     Partnership      Partners'
                                                        Units          Equity
                                                     -----------     ----------

Balance at December 31, 2003                           6,319,391     $  147,011

Distributions                                                 --        (11,059)

Limited partner buyouts                                   (8,879)          (311)

Net income                                                    --         33,072
                                                      ----------     ----------

Balance at March 31, 2004                              6,310,512     $  168,713
                                                      ==========     ==========

                 See notes to consolidated financial statements.

                                    5 of 27

                          THE NEWKIRK MASTER LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                          --------------------------
                                                                            2004              2003
                                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
   Income from continuing operations                                      $ 25,054          $ 25,245
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
          Amortization of deferred costs and land estates                    3,402             2,645
          Depreciation expense                                               9,171             9,224
          Net loss from early extinguishment of debt                            --                28
          Minority interest expense                                          4,016             4,040
          Equity in income of limited partnerships                            (620)             (564)

       Changes in operating assets and liabilities:
          Decrease in receivables and deferred rental income                20,394            17,321
          (Decrease) increase in accounts payable and accrued expenses        (397)              907
          Decrease in accrued interest-mortgages and contract rights        (7,212)           (4,701)
          Decrease (increase) in other assets                                  564              (851)
                                                                          --------          --------

                Net cash provided by continuing operations                  54,372            53,294
                                                                          --------          --------

Discontinued Operations:
   Income from discontinued operations                                       8,018            40,085
       Adjustments to reconcile income from discontinued
          operations to net cash provided by discontinued operations:
          Amortization of deferred costs and land estates                       14                23
          Depreciation expense                                                 294             1,090
          Net gain from early extinguishment of debt                            (4)           (8,077)
          Gain on diposal of real estate                                    (7,669)          (26,087)
          Minority interest expense                                            108               121

       Changes in assets and liabilities:
          Net decrease in assets and liabilities of discontinued
          operations                                                          (976)           (2,584)
                                                                          --------          --------

                Net cash (used in) provided by discontinued operations        (215)            4,571
                                                                          --------          --------

                Net cash provided by operating activities                   54,157            57,865
                                                                          --------          --------

                                                                     (Continued)

                 See notes to consolidated financial statements.

                                    6 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            2004             2003
                                                                          --------         --------
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Land additions                                                     $    (51)        $   (250)
       Net proceeds from disposal of real estate                            51,662           37,085
       Distributions from limited partnership interests                        168               --
       Cash related to previously unconsolidated limited partnerships           --              382
       Investments in limited partnership interest                              --              (15)
                                                                          --------         --------

              Net cash provided by investing activities                     51,779           37,202
                                                                          --------         --------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Satisfaction of mortgage notes                                     $(28,478)        $ (8,391)
       Satisfaction of contract right mortgage notes                          (616)            (898)
       Principal payments of mortgage notes                                (37,613)         (43,635)
       Principal payments of note payable                                  (14,603)         (16,940)
       Principal payments of contract right mortgage notes                  (1,148)          (1,116)
       Mortgage prepayment penalties                                            --             (215)
       Distributions to partners                                           (11,059)          (4,587)
       Limited partner buyouts                                                (311)          (3,937)
       Distributions to minority interests                                  (3,439)              (7)
       Deferred costs                                                           --             (150)
                                                                          --------         --------

              Net cash used in financing activities                        (97,267)         (79,876)
                                                                          --------         --------


Net increase in cash and cash equivalents                                    8,669           15,191

Cash and Cash Equivalents at Beginning of Period                            37,851           33,452
                                                                          --------         --------

Cash and Cash Equivalents at End of Period                                $ 46,520         $ 48,643
                                                                          ========         ========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state income taxes                                   $     46         $      8
                                                                          ========         ========
       Cash paid for interest                                             $ 29,968         $ 49,228
                                                                          ========         ========

                 See notes to consolidated financial statements.

                                    7 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

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
                                                          ========

In connection with the disposal of real estate, the purchaser of a property assumed $94,918 of the Partnership's debt.

                 See notes to consolidated financial statements.

                                    8 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2004

Note 1 - GENERAL

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

      The consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

      The consolidated financial statements reflect, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

      The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group," performs asset management services for the Partnership and received a fee of $0.5 million for the three months ended March 31, 2004 and 2003. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust and senior executives of WFA.


                                    9 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2004

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.1 million of management fees for these services for the three months ended March 31, 2004 and 2003. The Partnership had receivables for management fees of $1.3 million and $1.1 million due from these partnerships at March 31, 2004 and December 31, 2003, respectively.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages with respect to 31 first mortgage loans encumbering 67 Partnership properties and 1 other property controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $9.9 million and $9.8 million at March 31, 2004 and December 31, 2003, respectively, and earned interest income of $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, related to this ownership interest.

      Affiliates and executives of the Newkirk Group owned $17.3 million of a $161.7 million Real Estate Mortgage Investment Conduit ("REMIC") which was secured by the contract rights payable at March 31, 2003. The affiliates and executives of the Newkirk Group earned $0.6 million of interest income during the three months ended March 31, 2003. The affiliates and executives were repaid when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

      T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003, purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $5.6 million and $2.8 million of interest expense on these contract rights during the three months ended March 31, 2004 and 2003, respectively. Contract right mortgage notes and accrued interest payable includes $266.2 million and $296.0 million due to T-Two Partners at March 31, 2004 and December 31, 2003, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, the Partnership and the owners of T-Two Partners modified these rights. The Partnership can now exercise their option anytime between November 24, 2006 and November 24, 2009.

      In addition, the purchase price is payable in cash rather than Units. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the "T-Two Loan". During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $193.8 million at March 31, 2004. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points. If the Partnership exercises


                                    10 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2004

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

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

      T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.1 million during the three months ended March 31, 2004.

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $14.7 million and $14.6 million at March 31, 2004 and December 31, 2003, respectively. Included in interest expense is $0.2 million related to this second mortgage payable for the three months ended March 31, 2004 and 2003.

Note 3 - CONTINGENCIES

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk Partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of contract rights secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation, which settlement agreement was subject to court approval. On April 16, 2004, after notice to the purported class members and a hearing on whether to approve the settlement, the Court approved the settlement, the payment of plaintiffs' attorneys' fees and costs from the settlement proceeds, payment of incentive fees to certain named plaintiffs from the settlement proceeds, and a plan of allocation of the settlement proceeds submitted by plaintiffs' counsel. The settlement


                                    11 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2004

Note 3 - CONTINGENCIES (Continued)

      Legal (Continued)

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

      On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction and uncertainties of litigation, the defendants entered into an agreement to settle the litigation for a $137,500 payment by the defendants and to charge an asset management fee of $35,000 per year, adjusted for changes in the Consumer Price Index and as may be adjusted for extraordinary circumstances by Eastgar's general partner. After payment of court-approved attorneys' fees and expenses, the remaining balance would be distributed to Eastgar's limited partners other than the Partnership or its affiliates. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement has been, as required, approved by the trial court after notice to the limited partners of Eastgar. The Partnership accrued $137,500 with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003.


                                    12 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the three months ended March 31, 2004, the Partnership sold 11 properties for a combined net sales price of $51.7 million. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $21.0 million of which $14.6 million was applied to a principal payment on the note payable to Fleet. The Partnership recognized a net gain on sale of these properties of $7.7 million. During the three months ended March 31, 2003, the Partnership sold 7 properties for a combined net sales price of $132.0 million. The Partnership recognized a net gain on sale of these properties of $26.1 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statement of operations.

      Discontinued operations for the three months ended March 31, 2004 and 2003 are summarized as follows (in thousands):

                                                            2004         2003
                                                          --------     --------

            Revenue                                       $  1,663     $ 11,517

            Expenses                                        (1,318)      (5,596)
            Net gain from early extinguishment of debt           4        8,077
            Gain from disposal of real estate                7,669       26,087
                                                          --------     --------

            Income from discontinued operations           $  8,018     $ 40,085
                                                          ========     ========

      Expenses include interest expense to related parties of $.5 million and $.4 million, for the three months ended March 31, 2004 and 2003, respectively.

      Other assets of discontinued operations at March 31, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                               2004              2003
                                               ----              ----

            Receivables                        $286              $734
            Other assets                         39               221
                                               ----              ----

                                               $325              $955
                                               ====              ====


                                    13 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Liabilities of discontinued operations at March 31, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                            2004       2003
                                                           -------    -------

      Mortgage notes and accrued interest payable          $ 1,467    $30,371

      Contract right mortgage notes and accrued
        interest payable (including $28,907  and
        $5,626 to related parties)                          28,907      5,626
                                                           -------    -------

                                                           $30,374    $35,997
                                                           =======    =======

Note 5 - SUBSEQUENT EVENTS

      During April and May 2004, the Partnership sold 5 properties to unaffiliated third parties for a combined net sales price of $5.5 million. For financial reporting purposes, the Partnership expects to recognize a net gain on sale of these properties of approximately $1.6 million during the second quarter.

      In connection with a January 2003 transaction where the Partnership acquired interests in nine limited partnerships, the Partnership has an option to acquire additional limited partnership interests in two of the partnerships. On April 1, 2004, the Partnership exercised its option and acquired limited partnership interests in the two Partnerships in exchange for 15,539 units of the Partnership.


                                    14 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

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

      The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 under "Forward-Looking Statements."

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

      Liquidity and Capital Resources

      At March 31, 2004, your partnership owned an interest in 220 Newkirk properties and limited partnership interests in seven partnerships which own 37 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases with original lease terms, subject to extensions, ranging between approximately twenty and twenty-five years. Approximately 92% of the original lease terms expire between 2005 and 2009. At March 31, 2004, there are six properties which are vacant and not leased which represent approximately 111,000 square feet of your partnership's Newkirk properties. The remaining 18,905,000 square feet or 99.4% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by nine other partnerships.

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


                                    15 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

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

      The level of liquidity based on cash and cash equivalents experienced an $8,669,000 increase at March 31, 2004 as compared to December 31, 2003. The increase was due to net cash provided by operating activities of $54,157,000 and net cash provided by investing activities of $51,779,000, which were substantially offset by net cash used in financing activities of $97,267,000. Cash provided by operations consisted of $54,372,000 from continuing operations, partially offset by $215,000 used in discontinued operations. Cash provided by investing activities included $51,662,000 of net proceeds from disposal of real estate and partnership distributions received from your partnerships equity investments of $168,000, which were partially offset by land acquisitions of $51,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $29,094,000, principal payments on mortgage, contract right and notes payable of $53,364,000, partner distributions of $11,059,000, distributions to minority interests of $3,439,000 and limited partner buyouts of $311,000. At March 31, 2004, your partnership had $46,520,000, of which $5,166,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. There are no amounts that have been advanced under the credit line.

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


                                    16 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Off-Balance Sheet Arrangements (Continued)

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

      Other Matters

      In November 2002, your partnership received a notice from Albertson's, Inc., indicating that it intended to exercise its right to terminate the lease for the supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $631,000. Your partnership elected to reject the offer. As a result of the rejection, your partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. Your partnership satisfied the first mortgage using its cash reserves. Your partnership has entered into a contract to sell the property for a price in excess of the rejectable offer price. The sale, which is contingent upon the purchaser completing its due diligence, is expected to occur, if at all, in the second quarter of 2004.

      Your partnership has also received notice from Albertsons exercising a purchase option in accordance with their lease on fifteen of your partnership's properties. Your partnership has rejected ten of the offers and in April 2004 sold one of the properties where it had rejected the offer. Your partnership is still considering the remaining 5 offers which provide for an aggregate purchase price of $2.1 million . If any of those offers are accepted, the sale would be effective July 1, 2004 for 10 properties, October 1, 2004 for 3 properties and February 1, 2005 for 1 property. Albertsons has exercised its right to to extend its lease on the fourteen remaining properties owned by your partnership until December 31, 2005 for 10 properties, March 31, 2006 for 3 properties and July 31, 2006 for 1 property. Rent during this extension period will be at renewal rates. Albertsons will also have a series of five year renewal options.

      On January 1, 2003, your partnership acquired from the Newkirk Group, an affiliate of your partnership's general partner, limited partnership interests in nine real estate limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by your partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of your partnership. In January 2004, your partnership notified the Newkirk Group that it intends to exercise its option to purchase the additional limited partnership interests in two of the partnerships. These additional limited partnership interests were acquired as of April 1, 2004 in exchange for 15,539 units. In determining the number of units issuable to the affiliate in exchange for such interests, your partnership's general partner estimated


                                    17 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      the value of nine real estate limited partnerships utilizing a discounted cash flow approach similar to that which was used to determine exchange values for Newkirk partnerships as part of the exchange to arrive at an original value of $22,704,776 for the limited partnership interests for the limited partnership units acquired in January 2003. The limited partnership units acquired in April 2004 were valued at $1,110,000. This value included a $394,000 deduction from the original valuation in order to reflect a 2003 property sale. Your partnership's general partner then estimated the per unit value of your partnership in order to determine the number of units allocable to the affiliate for its interest in the limited partnerships. The $71.44 estimated per unit value of your partnership was derived from the aggregate value ascribed to your partnership in the exchange, as adjusted to reflect the proceeds from your partnership's indebtedness to Fleet National Bank that were distributed to limited partners following the exchange. During 2002, appraisals were obtained for each of the properties owned by the nine real estate limited partnerships. The aggregate appraised value of all of the properties was $288,675,000. Based solely on your partnership's ownership interests in the nine partnerships, $25,049,842 of the appraised value would be attributable to the interests owned by your partnership. In August 2003, your partnership acquired an additional 9.9% interest in one of those limited partnerships for a cash purchase price of $525,000.

      Results of Operations

            Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

      Income from Continuing Operations

      Income from continuing operations decreased by $191,000 to $25,054,000 for the three months ended March 31, 2004 from $25,245,000 for the three months ended March 31, 2003. As more fully described below, this decrease is attributable to a decrease in total revenue of $3,552,000, which was substantially offset by a decrease in total expenses of $3,281,000, an increase in equity in income from investments in limited partnerships of $56,000 and a decrease in minority interest expense of $24,000.

      Rental Income

      Rental income decreased by $3,208,000 or approximately 5% to $64,162,000 for the three months ended March 31, 2004 from $67,370,000 for the three months ended March 31, 2003. The decrease was primarily due to the impact of the second through fourth quarter 2003 and the first quarter 2004 lease renewals at lower renewal rates.

      Interest Income

      Interest income decreased by $329,000 or approximately 35% to $602,000 for the three months ended March 31, 2004 from $931,000 for the three months ended March 31, 2003. The decrease was due to the payoff of a loan receivable, lower loan receivable balances and overall lower interest


                                    18 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      rates on invested cash balances.

      Management Fees

      Management fees decreased by $15,000 or approximately 14% to $90,000 for the three months ended March 31, 2004 from $105,000 for the three months ended March 31, 2003. The decrease is attributable to fewer properties under management.

      Interest Expense

      Interest expense decreased by $2,928,000 or approximately 11% to $23,921,000 for the three months ended March 31, 2004 compared to $26,849,000 for the three months ended March 31, 2003. The decrease was primarily due to loan payoffs during the period and normal scheduled principal payments.

      Depreciation

      Depreciation expense decreased by $53,000 or approximately 1% to $9,171,000 for the three months ended March 31, 2004 compared to $9,224,000 for the three months ended March 31, 2003. The decrease is primarily attributable to the retirement of assets.

      General and Administrative

      General and administrative expenses decreased by $98,000 or approximately 6% to $1,481,000 for the three months ended March 31, 2004 compared to $1,579,000 for the three months ended March 31, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $295,000 or approximately 29% to $711,000 for the three months ended March 31, 2004 compared to $1,006,000 for the three months ended March 31, 2003. The decrease is the result of the purchase of remainder interests associated with land estates during 2003 and decreased loan amortization expense related to the Fleet debt. The new loan amortization is primarily classified as interest expense.

      Ground Rent

      Ground rent expense decreased by $19,000 or approximately 2% to $801,000 for the three months ended March 31, 2004 compared to $820,000 the three months ended March 31, 2003 as a result of land purchases in 2003.


                                    19 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      State Income Taxes

      State income tax expense increased by $112,000 or approximately 54% to $319,000 for the three months ended March 31, 2004 compared to $207,000 for the three months ended March 31, 2003. The increase is the result of several states commencing partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $56,000 or approximately 10% to $620,000 for the three months ended March 31, 2004 compared to $564,000 for the three months ended March 31, 2003. The increase is the result of lower interest expense at the limited partnerships due to normal debt amortization.

      Minority Interest Expense

      Minority interest expense decreased by $24,000 or approximately 1% to $4,016,000 for the three months ended March 31, 2004 compared to $4,040,000 for the three months ended March 31, 2003. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties.

      Discontinued Operations

      During the three months ended March 31, 2004, the Partnership sold 11 properties for a combined net sales price of approximately $51,662,000. The Partnership recognized a net gain on disposal of these properties of $7,669,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations.

      During the three months ended March 31, 2003, the Partnership sold 7 properties for a combined net sales price of $132,003,000. The Partnership recognized a net gain on sale of these properties of $26,087,000.


                                    20 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      At March 31, 2004, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $193.8 million at March 31, 2004, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (1.21% at March 31, 2004) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                   Change in LIBOR
                                                    (In thousands)
                                      ------------------------------------------
                                        1%          2%          3%         3.79%
                                        --          --          --         -----

      Additional  interest expense    $1,938      $3,875      $5,813      $7,343


Item 4. CONTROLS AND PROCEDURES

      The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

      There have not been any changes in the Partnership's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


                                    21 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. The action alleges, among other things, that the price paid to non-accredited investors in connection with the Exchange was unfair and did not fairly compensate them for the value of their partnership interests. The complaint also alleges that the exchange values assigned in the Exchange to certain assets contributed by affiliates of the Partnership's general partner were too high in comparison to the exchange values assigned to the Newkirk Partnerships, that the option arrangement relating to the Partnership's potential acquisition in the future of the T-2 Certificate, which represents an interest in a grantor trust, the mortgage assets of which consist of contract rights secured by the Partnership's real properties as well as other properties owned by other partnerships that are controlled by affiliates of the Partnership's general partner, was unfair to limited partners and that the disclosure document used in connection with the Exchange contained various misrepresentations and/or omissions of material facts. The complaint seeks to have the action classified as a class action as well as compensatory and punitive damages in an unspecified amount. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation, which settlement agreement was subject to court approval. On April 16, 2004, after notice to the purported class members and a hearing on whether to approve the settlement, the Court approved the settlement, the payment of plaintiffs' attorneys' fees and costs from the settlement proceeds, payment of incentive fees to certain named plaintiffs from the settlement proceeds, and a plan of allocation of the settlement proceeds submitted by plaintiffs' counsel. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In addition, the Partnership, in order to facilitate the settlement, entered into an agreement with T-Two Partners and its equityholders pursuant to which the Partnership has the right to acquire substantially all of the assets of T-Two Partners or a 100% ownership interest in T-Two Partners at any time between November 24, 2006 and November 24, 2009. The Partnership accrued $3.5 million with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003.

      On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. The complaint alleges that the defendants have charged Eastgar excessive management fees and have unfairly prevented Eastgar from prepaying and refinancing its mortgage indebtedness. The


                                    22 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

                           PART II - OTHER INFORMATION
                                   (Continued)

Item 1. LEGAL PROCEEDINGS (Continued)

      complaint seeks compensatory and punitive damages in an unspecified amount, attorneys' fees and expenses, an accounting, and a declaration of the parties' future rights and obligations regarding management fees and the refinancing of mortgage indebtedness. The defendants have denied and continue to deny the allegations of the complaint. In order to avoid the expenses, distraction and uncertainties of litigation, the defendants entered into an agreement to settle the litigation for a $137,500 payment by the defendants and to charge an asset management fee of $35,000 per year, adjusted for changes in the Consumer Price Index and as may be adjusted for extraordinary circumstances by Eastgar's general partner. After payment of court-approved attorneys' fees and expenses, the remaining balance would be distributed to Eastgar's limited partners other than the Partnership or its affiliates. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement has been, as required, approved by the trial court after notice to the limited partners of Eastgar. The Partnership accrued $137,500 with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003.


                                    23 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached
            Exhibit Index.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended March 31, 2004.


                                    24 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                          BY: MLP GP LLC
                                              General Partner

                                          BY: NEWKIRK MLP CORP
                                              Manager


                                              BY: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


                                              BY: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: May 17, 2004


                                    25 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

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

2.4 Assignment and Assumption Agreement by and between Vornado Realty L.P., Vornado Newkirk LLC, The Newkirk Master Limited Partnership, and Newkirk MLP Unit LLC, dated as of December 26, 2001 (incorporated by reference to exhibit 2.4 of the Partnership's Form 10 filed April 30, 2003).

2.5 Assignment and Assumption Agreement between Newkirk RE Associates LLC, The Newkirk Master Limited Partnership, Newkirk RE Holdings and Vornado Newkirk LLC dated as of December 26, 2001 (incorporated by reference to exhibit 2.5 of the Partnership's Form 10 filed April 30, 2003).

2.6 Assignment and Assumption Agreement by and between Newkirk Associates LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and Vornado Newkirk LLC dated as of December 26, 2001 (incorporated by reference to exhibit 2.6 of the Partnership's Form 10 filed April 30, 2003).

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


                                    26 of 27

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2004

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


                                    27 of 27