Form 10-Q
period 2004-06-30
NEWKIRK MASTER LP
filed 2004-08-16
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-50268

                     The Newkirk Master Limited Partnership
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   11-3636084
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                   02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code        (617) 570-4600
                                                   -----------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,323,327 Limited Partnership Units Outstanding as of June 30, 2004.


                                    1 of 30

Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Unaudited Consolidated Balance Sheet at June 30, 2004 and
              Audited Consolidated Balance Sheet at December 31, 2003 ........ 3

              Unaudited Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2004 and June 30, 2003...... 4

              Unaudited Consolidated Statement of Partners' Equity for the
              Six Months Ended June 30, 2004.................................. 5

              Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2004 and June 30, 2003.................... 6

              Notes to Consolidated Unaudited Financial Statements............ 9

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................15

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk......24

    Item 4.   Controls and Procedures.........................................24

Part II. OTHER INFORMATION

    Item 1.  Legal Proceedings................................................25

    Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase
             Of Equity Securities.............................................26

    Item 3   Defaults Upon Senior Securities..................................26

    Item 4   Submission of Matters to a Vote of Security Holders..............26

    Item 5   Other Information................................................27

    Item 6   Exhibits and Reports on Form 8-K.................................27

    Signatures................................................................28

    Exhibit Index.............................................................29


                                    2 of 30

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                       June 30,      December 31,
                                                                                         2004            2003
                                                                                     -----------     ------------
                                                                                     (Unaudited)
ASSETS

Real estate investments:
      Land                                                                           $    32,558     $    37,674
      Land estates                                                                        43,998          45,204
      Buildings and improvements                                                       1,568,705       1,619,199
                                                                                     -----------     -----------

         Total real estate investments                                                 1,645,261       1,702,077

      Less accumulated depreciation and amortization                                    (576,359)       (572,840)
                                                                                     -----------     -----------

         Real estate investments, net                                                  1,068,902       1,129,237

Real estate held for sale, net of accumulated depreciation of $21,840 and $19,692         41,577          59,481

Cash and cash equivalents, of which $7,181 and $5,148 is restricted                       24,001          37,851
Receivables and deferred rental income (including $7,595 and $7,346
      from a related party)                                                               94,433          97,845
Equity investments in limited partnerships                                                 9,532           8,492
Deferred costs, net of accumulated amortization of $32,733 and $29,638                    18,843          22,993
Other assets                                                                              26,266          27,240
Other assets of discontinued operations                                                        9             955
                                                                                     -----------     -----------

         Total Assets                                                                $ 1,283,563     $ 1,384,094
                                                                                     ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $14,904 and $14,583
      to a related party)                                                            $   547,861     $   615,993
Note payable                                                                             190,439         208,356
Contract right mortgage notes and accrued interest payable (including $257,863
      and $296,035 to related parties)                                                   364,576         401,132
Accounts payable and accrued expenses                                                      4,940          15,427
Liabilities of discontinued operations                                                    32,255          35,997
                                                                                     -----------     -----------

         Total Liabilities                                                             1,140,071       1,276,905

Contingencies

Minority interests                                                                       (33,959)        (39,822)
Partners' equity (6,323,327 and 6,319,391 limited partnership units outstanding)         177,451         147,011
                                                                                     -----------     -----------

         Total Liabilities, Minority Interests and Partners' Equity                  $ 1,283,563     $ 1,384,094
                                                                                     ===========     ===========

                 See notes to consolidated financial statements.


                                    3 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                        For the Three Months Ended       For the Six Months Ended
                                                                                  June 30,                       June 30,
                                                                            2004            2003            2004            2003
                                                                        -----------     -----------     -----------     -----------
Revenue:
      Rental income                                                     $    61,896     $    66,642     $   124,923     $   132,820
      Interest income                                                         1,038             723           1,639           1,654
      Management fees                                                            86             104             176             209
                                                                        -----------     -----------     -----------     -----------

         Total revenue                                                       63,020          67,469         126,738         134,683
                                                                        -----------     -----------     -----------     -----------

Expenses:
      Interest                                                               21,934          25,994          45,692          52,591
      Depreciation                                                            9,229           9,109          18,374          18,217
      General and administrative                                              1,673           2,404           3,150           3,982
      Amortization                                                              696           1,005           1,407           2,011
      Ground rent                                                               819             793           1,620           1,613
      State income taxes                                                        590             242             911             449
                                                                        -----------     -----------     -----------     -----------

         Total expenses                                                      34,941          39,547          71,154          78,863
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest         28,079          27,922          55,584          55,820

      Equity in income from investments in limited partnerships                 634             417           1,254             981
      Minority interest                                                      (3,796)         (4,419)         (7,812)         (8,459)
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations                                            24,917          23,920          49,026          48,342
                                                                        -----------     -----------     -----------     -----------

Discontinued operations:
      Income from discontinued operations                                     2,294           3,939           3,588          18,760
      Impairment loss                                                        (9,665)             --          (9,665)             --
      Gain from disposal of real estate                                       1,809           6,238           9,478          32,325
                                                                        -----------     -----------     -----------     -----------

         Net (loss) income from discontinued operations                      (5,562)         10,177           3,401          51,085
                                                                        -----------     -----------     -----------     -----------

Net income                                                              $    19,355     $    34,097     $    52,427     $    99,427
                                                                        ===========     ===========     ===========     ===========

Income from continuing operations per
      limited partnership unit                                          $      3.94     $      3.79     $      7.76     $      7.62
(Loss) income from discontinued operations per
      limited partnership unit                                                (0.88)           1.61            0.54            8.06
                                                                        -----------     -----------     -----------     -----------

Net income per limited partnership unit                                 $      3.06     $      5.40     $      8.30     $     15.68
                                                                        ===========     ===========     ===========     ===========

Distributions per limited partnership unit                              $      1.80     $      3.02     $      3.55     $      3.77
                                                                        ===========     ===========     ===========     ===========

Weighted average limited partnership units                                6,324,238       6,319,391       6,319,063       6,339,134
                                                                        ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.


                                    4 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                        (In thousands, except unit data)
                                   (Unaudited)

                                                    Limited
                                                  Partnership         Partners'
                                                     Units              Equity
                                                  -----------        ----------

Balance at December 31, 2003                       6,319,391         $  147,011

Equity contributions                                  15,539                836

Distributions                                             --            (22,417)

Limited partner redemptions                          (11,603)              (406)

Net income                                                --             52,427
                                                  ----------         ----------

Balance at June 30, 2004                           6,323,327         $  177,451
                                                  ==========         ==========

                 See notes to consolidated financial statements.


                                    5 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             2004         2003
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
   Income from continuing operations                                       $ 49,026     $ 48,342
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
          Amortization of deferred costs and land estates                     5,380        5,193
          Depreciation expense                                               18,374       18,217
          Net (gain) loss from early extinguishment of debt                    (187)         214
          Minority interest expense                                           7,812        8,459
          Equity in income of limited partnerships                           (1,254)        (981)

       Changes in operating assets and liabilities:
          Decrease (increase) in receivables and deferred rental income       3,378       (4,584)
          Decrease in accounts payable and accrued expenses                  (4,392)      (2,174)
          Decrease in accrued interest-mortgages and contract rights         (4,930)      (5,611)
          Decrease in other assets                                              466        1,010
                                                                           --------     --------

                Net cash provided by continuing operations                   73,673       68,085
                                                                           --------     --------

Discontinued Operations:
   Income from discontinued operations                                        3,401       51,085
       Adjustments to reconcile income from discontinued
          operations to net cash provided by discontinued operations:
          Amortization of deferred costs and land estates                        29          185
          Depreciation expense                                                  312        1,997
          Net gain from early extinguishment of debt                           (660)      (8,912)
          Gain on disposal of real estate                                    (9,478)     (32,325)
          Minority interest expense                                              87        4,882
          Impairment loss                                                     9,665           --

       Changes in assets and liabilities:
          Net decrease in assets and liabilities of discontinued
          operations                                                         (1,564)      (6,513)
                                                                           --------     --------

                Net cash provided by discontinued operations                  1,792       10,399
                                                                           --------     --------

                Net cash provided by operating activities                    75,465       78,484
                                                                           --------     --------

                                                                     (Continued)

                 See notes to consolidated financial statements.


                                    6 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                           -------------------------
                                                                              2004            2003
                                                                           ---------       ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Land additions                                                      $  (2,561)      $  (2,494)
       Net proceeds from disposal of real estate                              29,363          56,107
       Distributions from limited partnership interests                          221              --
       Cash related to previously unconsolidated limited partnerships             --             511
       Investments in limited partnership interests                             (303)           (711)
                                                                           ---------       ---------

              Net cash provided by investing activities                       26,720          53,413
                                                                           ---------       ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Satisfaction of mortgage notes                                        (10,211)        (37,745)
       Satisfaction of contract right mortgage notes                          (1,747)         (2,057)
       Principal payments of mortgage notes                                  (56,407)        (59,359)
       Principal payments of note payable                                    (17,916)        (20,495)
       Principal payments of contract right mortgage notes                    (2,206)           (631)
       Proceeds from new debt                                                     --          21,950
       Mortgage prepayment penalties                                            (326)           (400)
       Distributions to partners                                             (22,417)        (23,672)
       Limited partner redemptions                                              (406)         (3,937)
       Distributions to minority interests                                    (4,570)            (31)
       Reimbursement of deferred costs                                           171            (370)
                                                                           ---------       ---------

              Cash used in financing activities                             (116,035)       (126,747)
                                                                           ---------       ---------

Net (decrease) increase in cash and cash equivalents                         (13,850)          5,150

Cash and Cash Equivalents at Beginning of Period                              37,851          33,506
                                                                           ---------       ---------

Cash and Cash Equivalents at End of Period                                 $  24,001       $  38,656
                                                                           =========       =========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state income taxes                                    $     667       $     733
                                                                           =========       =========
       Cash paid for interest                                              $  49,962       $  60,789
                                                                           =========       =========

                 See notes to consolidated financial statements.


                                    7 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

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
                                                                    ========

In March 2003, in connection with the disposal of real estate, the purchaser of a property assumed $94,918 of the Partnership's debt.

In January 2004, in connection with the sale of a property, the purchaser of the property assumed $28,460 of associated Partnership debt.

In April 2004, the Partnership issued 15,539 units in the Partnership to holders of minority interests in two partially owned consolidated partnerships.

                 See notes to consolidated financial statements.


                                    8 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FORM 10-Q JUNE 30, 2004

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

      The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

      Investments in Partnerships

      The Partnership evaluates its investments in partially-owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially-owned entity is a "variable interest entity," or a "VIE," and the Partnership is the "primary beneficiary" as defined in FIN 46R, the Partnership would account for such investment as if it were a consolidated subsidiary.

      For a partnership investment which is not a VIE or in which the Partnership is not the primary beneficiary, the Partnership follows the accounting set forth in AICPA Statement of Position No. 78-9 - Accounting for Investments in Real Estate Ventures (SOP 78-9). In accordance with this pronouncement, the Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Factors that are considered in determining whether or not the Partnership exercises control include important rights of partners in significant business


                                    9 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FORM 10-Q JUNE 30, 2004

Note 1 - GENERAL (Continued)

      decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Partnership is the general partner. To the extent that the Partnership is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis.

      The Partnership accounts for the purchase of minority interests at fair value utilizing the purchase method of accounting in accordance with SFAS 141.

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group," performs asset management services for the Partnership and received a fee of $0.9 million for the six months ended June 30, 2004 and 2003. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.2 million of management fees for these services for the six months ended June 30, 2004 and 2003. The Partnership had receivables for management fees of $0.8 million and $1.1 million due from these partnerships at June 30, 2004 and December 31, 2003, respectively.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages with respect to 29 first mortgage loans encumbering 62 Partnership properties and 1 other property controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $9.9 million and $9.8 million at June 30, 2004 and December 31, 2003, respectively, and earned interest income of $0.7 million for the six months ended June 30, 2004 and 2003, related to this ownership interest.

      Affiliates and executives of the Newkirk Group owned $17.3 million of a $156.7 million Real Estate Mortgage Investment Conduit ("REMIC") which was secured by the contract rights payable at June 30, 2003. The affiliates and the executives of the Newkirk Group earned $1.2 million of interest income during the six months ended June 30, 2003. The affiliates and executives were repaid when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

      T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of certain of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to


                                    10 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FORM 10-Q JUNE 30, 2004

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      as the T-1 Certificate. The Partnership incurred $10.8 million and $4.6 million of interest expense on these contract rights during the six months ended June 30, 2004 and 2003, respectively. Contract right mortgage notes and accrued interest payable includes $257.9 million and $296.0 million due to T-Two Partners at June 30, 2004 and December 31, 2003, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, the Partnership and the owners of T-Two Partners modified these rights. The Partnership can now exercise their option anytime between November 24, 2006 and November 24, 2009. In addition, the purchase price is payable in cash rather than Units.

      During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $190.4 million at June 30, 2004. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the "T-Two Loan". T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points. If the Partnership exercises the option, the purchase price is to be calculated as follows: the sum of $316.5 million plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7.3 million to the extent not reimbursed) and administering the trust that holds the contract rights, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the contract rights.

      The Partnership has determined that T-Two Partners is a VIE but that the Partnership is not the primary beneficiary of the VIE. The Partnership's maximum exposure to loss under the guarantee is $9.9 million at June 30, 2004. The balance of the guarantee relates to the Partnership's contract rights payable to T-Two Partners. The $9.9 million potential liability is collateralized by $19.4 of contract rights receivables from other limited partnerships.

      T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.2 million during the six months ended June 30, 2004.

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $14.9 million and $14.6 million at June 30, 2004 and December 31, 2003, respectively. Included in interest expense is $0.4 million related to this second mortgage payable for the six months ended June 30, 2004 and 2003.


                                    11 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FORM 10-Q JUNE 30, 2004

Note 3 - CONTINGENCIES

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In April 2004, the Partnership paid out $3.5 million with respect to this matter.

      On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. In order to avoid the expenses, distraction and uncertainties of litigation, the defendants entered into an agreement to settle the litigation for a $137,500 payment by the defendants and to charge an asset management fee of $35,000 per year, adjusted for changes in the Consumer Price Index and as may be adjusted for extraordinary circumstances by Eastgar's general partner. After payment of court-approved attorneys' fees and expenses, the remaining balance would be distributed to Eastgar's limited partners other than the Partnership or its affiliates. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement has been, as required, approved by the trial court after notice to the limited partners of Eastgar. The Newkirk Group paid $137,500 with respect to this matter.


                                    12 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FORM 10-Q JUNE 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the six months ended June 30, 2004, the Partnership sold 20 properties for a combined net sales price of $57.8 million. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $24.7 million of which $17.9 million was applied to a principal payment on the note payable to Bank of America. The Partnership recognized a net gain on sale of these properties of $9.5 million. During the six months ended June 30, 2003, the Partnership sold 9 properties for a combined net sales price of $151.0 million. The Partnership recognized a net gain on sale of these properties of $32.3 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statement of operations.

      Discontinued operations for the six months ended June 30, 2004 and 2003 are summarized as follows (in thousands):

                                                      2004         2003
                                                    --------     --------

      Revenue                                       $  5,491     $ 16,781

      Expenses                                        (2,414)      (6,747)
      Impairment loss                                 (9,665)          --
      Net gain from early extinguishment of debt         511        8,726
      Gain from disposal of real estate                9,478       32,325
                                                    --------     --------

      Income from discontinued operations           $  3,401     $ 51,085
                                                    ========     ========

Expenses include interest expense to related parties of $1.4 million and $1.3 million, for the six months ended June 30, 2004 and 2003, respectively.

Other assets of discontinued operations at June 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                        2004            2003
                                                      --------        --------

      Receivables                                     $      2        $    734
      Other assets                                           7             221
                                                      --------        --------

                                                      $      9        $    955
                                                      ========        ========


                                    13 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FORM 10-Q JUNE 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Liabilities of discontinued operations at June 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                          2004       2003
                                                        -------    -------

      Mortgage notes and accrued interest payable       $   349    $30,371

      Contract right mortgage notes and accrued
        interest payable (including $31,906  and
        $5,626 to related parties)                       31,906      5,626
                                                        -------    -------

                                                        $32,255    $35,997
                                                        =======    =======

Note 5 - SUBSEQUENT EVENTS

      On July 29, 2004, the Partnership sold 25 properties to Vornado for a sales price of $63.8 million. The Partnership used sales proceeds of $31.5 million to pay off contract right debt and $23.7 million to pay down the note payable netting approximately $8.6 million of cash. For financial reporting purposes, the Partnership expects to recognize a net gain on the sale of the properties of approximately $38.7 million.

      Additionally, subsequent to June 30, 2004 the Partnership sold 4 properties in separate transactions to unaffiliated third parties for a combined net sales price of $1.0 million. The Partnership used sales proceeds of $0.3 million to pay off contract right debt and $0.1 million to acquire land parcels netting approximately $0.6 million of cash. For financial reporting purposes, the Partnership expects to recognize a net gain on the sale of the properties of approximately $0.4 million.


                                    14 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

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

      Liquidity and Capital Resources

      At June 30, 2004, your partnership owned an interest in 215 Newkirk properties and limited partnership interests in 7 partnerships which own 33 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases with original lease terms, subject to extensions, ranging between approximately twenty and twenty-five years. Approximately 94% of the original lease terms expire between 2005 and 2009. At June 30, 2004, there are 16 properties which are vacant and not leased which represent approximately 154,000 square feet of your partnership's Newkirk properties. The remaining 18,751,000 square feet or 99.2% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by nine other partnerships.

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


                                    15 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

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

      The level of liquidity based on cash and cash equivalents experienced a $13,850,000 decrease at June 30, 2004 as compared to December 31, 2003. The decrease was due to net cash used in financing activities of $116,035,000, which was substantially offset by net cash provided by operating activities of $75,465,000 and net cash provided by investing activities of $26,720,000. Cash provided by operating activities consisted of $73,673,000 from continuing operations, and $1,792,000 provided by discontinued operations. Cash provided by investing activities included $29,363,000 of net proceeds from disposal of real estate and $221,000 of partnership distributions received from your partnerships equity investments, which were partially offset by land acquisitions of $2,561,000 and by purchases of minority limited partner positions of $303,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $11,958,000, principal payments on mortgage, contract right and notes payable of $76,529,000, partner distributions of $22,417,000, distributions to minority interests of $4,570,000 and limited partner buyouts of $406,000. At June 30, 2004, your partnership had $24,001,000, of which $7,181,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

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


                                    16 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Off-Balance Sheet Arrangements (Continued)

      been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000 to the extent not reimbursed) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      The Partnership has determined that T-Two Partners is a VIE but that the Partnership is not the primary beneficiary of the VIE. The Partnership's maximum exposure to loss under the guarantee is $9.9 million at June 30, 2004. The balance of the guarantee relates to the Partnership's contract rights payable to T-Two Partners. The $9.9 million potential liability is collateralized by $19.4 of contract rights receivables from other limited partnerships.

      Other Matters

      In November 2002, your partnership received a notice from Albertson's, Inc., indicating that it intended to exercise its right to terminate the lease for the supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $631,000. Your partnership elected to reject the offer. As a result of the rejection, your partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. Your partnership satisfied the first mortgage in May 2003 using its cash reserves. Your partnership has entered into a contract to sell the property for a price in excess of the rejectable offer price. The sale, which is contingent upon the purchaser completing its due diligence, is expected to occur, if at all, in the third quarter of 2004.

      Your partnership has also received notice from Albertsons exercising a purchase option in accordance with their lease on sixteen of your partnership's properties. Your partnership has rejected all sixteen of the offers and in April 2004 sold one of the properties where it had rejected the offer. As a condition of the rejection of the Albertsons' purchase offer, the Partnership was required to pay off the existing first mortgage debt 40 days prior to the purchase option sale date. Your partnership has paid off approximately $3.4 million in first mortgage debt with an obligation to pay off $0.6 million in August 2004 and $0.7 million in December 2004. Albertsons has exercised its right to extend its lease on the fifteen remaining properties owned by your partnership until December 31, 2005 for 10 properties, March 31, 2006 for 3 properties and July 31, 2006 for 2 properties. Rent during this 18 month extension period will decrease by approximately $3.2 million. Albertsons has a series of five year renewal options.


                                    17 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      On January 1, 2003, your partnership acquired from the Newkirk Group, an affiliate of your partnership's general partner, limited partnership interests in nine real estate limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by your partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of your partnership. In January 2004, your partnership notified the Newkirk Group of its intention to exercise its option to purchase the additional limited partnership interests in two of the partnerships. These additional limited partnership interests were acquired as of April 1, 2004 in exchange for 15,539 units.

      During the second quarter of 2004, your partnership recorded a $9,600,000 impairment loss on a property located in Bedford, Texas. The impairment loss, which is included in loss from discontinued operations in the Statement of Operations, was recorded as a result of the existing tenant notifying us of their intention not to renew their existing lease that expired June 30, 2004. The Partnership has entered into a contract to sell the property and anticipates closing in the fourth quarter of 2004.

      In June 2004, your partnership acquired for $297,500, pursuant to a tender offer, approximately 9.85% of the total limited partnership units outstanding in one partially owned consolidated partnership. You partnership currently owns approximately 45.2% of the limited partnership.

      In July 2004, your partnership acquired for $472,500 and $225,000, pursuant to two separate tender offers, approximately 7% and 4.5% of the total limited partnership units outstanding in two partially owned partnerships. Your partnership currently owns approximately 62.3% and 42.8% in the two partnerships.

      On July 29, 2004, your partnership sold 25 properties to Vornado for a sales price of $63.8 million. The Partnership used sales proceeds of $31.5 million to pay off contract right debt and $23.7 million to pay down the note payable netting approximately $8.6 million of cash. For financial reporting purposes, the Partnership expects to recognize a net gain on the sale of the properties of approximately $38.7 million.

      Additionally, subsequent to June 30, 2004 the Partnership sold 4 properties in separate transactions to unaffiliated third parties for a combined net sales price of $1.0 million. The Partnership used sales proceeds of $0.3 million to pay off contract right debt and $0.1 million to acquire land parcels netting approximately $0.6 million of cash. For financial reporting purposes, the Partnership expects to recognize a net gain on the sale of the properties of approximately $0.4 million.


                                    18 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations

            Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

      Income from Continuing Operations

      Income from continuing operations increased by $684,000 to $49,026,000 for the six months ended June 30, 2004 from $48,342,000 for the six months ended June 30, 2003. As more fully described below, this increase is attributable to a decrease in total expenses of $7,709,000, an increase in equity in income from investments in limited partnerships of $273,000 and a decrease in minority interest expense of $647,000, which was substantially offset by a decrease in total revenue of $7,945,000.

      Rental Income

      Rental income decreased by $7,897,000 or approximately 5.9% to $124,923,000 for the six months ended June 30, 2004 from $132,820,000 for the six months ended June 30, 2003. The decrease was primarily due to lease renewals at lower renewal rates, as leased square footage remains at 99%.

      Interest Income

      Interest income decreased by $15,000 or approximately 0.9% to $1,639,000 for the six months ended June 30, 2004 from $1,654,000 for the six months ended June 30, 2003. The decrease was due to the payoff of a loan receivable, partially offset by interest income on an advance to T-2 Partners for loan closing costs.

      Management Fees

      Management fees decreased by $33,000 or approximately 15.8% to $176,000 for the six months ended June 30, 2004 from $209,000 for the six months ended June 30, 2003. The decrease is attributable to fewer properties under management.

      Interest Expense

      Interest expense decreased by $6,899,000 or approximately 13.1% to $45,692,000 for the six months ended June 30, 2004 compared to $52,591,000 for the six months ended June 30, 2003. The decrease was primarily due to loan payoffs of $11,958,000 during the period and normal scheduled principal payments of $76,529,000.

      Depreciation

      Depreciation expense increased by $157,000 or approximately 0.9% to $18,374,000 for the six months ended June 30, 2004 compared to $18,217,000 for the six months ended June 30, 2003. The increase is primarily attributable to additional depreciation on additional building basis from purchasing minority interests.


                                    19 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      General and Administrative

      General and administrative expenses decreased by $832,000 or approximately 20.9% to $3,150,000 for the six months ended June 30, 2004 compared to $3,982,000 for the six months ended June 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $604,000 or approximately 30.0% to $1,407,000 for the six months ended June 30, 2004 compared to $2,011,000 for the six months ended June 30, 2003. The decrease is the result of the purchase of remainder interests associated with land estates during 2003 and decreased loan amortization expense related to the note payable. The deferred loan cost amortization is primarily classified as interest expense.

      Ground Rent

      Ground rent expense increased by $7,000 or approximately 0.4% to $1,620,000 for the six months ended June 30, 2004 compared to $1,613,000 for the six months ended June 30, 2003 as a result of increased rental charges on ground leases which renewed in the second quarter of 2004.

      State Income Taxes

      State income tax expense increased by $462,000 or approximately 102.9% to $911,000 for the six months ended June 30, 2004 compared to $449,000 for the six months ended June 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $273,000 or approximately 27.8% to $1,254,000 for the six months ended June 30, 2004 compared to $981,000 for the six months ended June 30, 2003. The increase is the result of lower interest expense at the limited partnerships due to normal debt amortization.

      Minority Interest Expense

      Minority interest expense decreased by $647,000 or approximately 7.6% to $7,812,000 for the six months ended June 30, 2004 compared to $8,459,000 for the six months ended June 30, 2003. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties and the buyout of minority partners.


                                    20 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Discontinued Operations

      During the six months ended June 30, 2004, the Partnership sold 20 properties for a combined net sales price of approximately $57,823,000. The Partnership recognized a net gain on disposal of these properties of $9,478,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations. The income from discontinued operations includes a $9,600,000 realizability allowance on a property located in Texas and currently being marketed for sale.

      During the six months ended June 30, 2003, the Partnership sold 9 properties for a combined net sales price of $151.0 million. The Partnership recognized a net gain on sale of these properties of $32.3 million for financial reporting purposes.

      The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

      Income from Continuing Operations

      Income from continuing operations increased by $997,000 to $24,917,000 for the three months ended June 30, 2004 from $23,920,000 for the three months ended June 30, 2003. As more fully described below, this increase is attributable to a decrease in total expenses of $4,606,000, a decrease in minority interest expense of $623,000 and an increase in equity income from investments in limited partnerships of $217,000, which was partially offset by a decrease in total revenue of $4,449,000.

      Rental Income

      Rental income decreased by $4,746,000 or approximately 7.1% to $61,896,000 for the three months ended June 30, 2004 from $66,642,000 for the three months ended June 30, 2003. The decrease was due to lower income from lease renewals and renegotiations, as leased square footage remains at 99%.

      Interest Income

      Interest income increased by $315,000 or approximately 43.6% to $1,038,000 for the three months ended June 30, 2004 from $723,000 for the three months ended June 30, 2003. The increase was due to income on new advances made in December 2003.


                                    21 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Management Fees

      Management fees decreased by $18,000 or approximately 17.3% to $86,000 for the three months ended June 30, 2004 from $104,000 for the three months ended June 30, 2003. The decrease is attributable to the sale of properties previously under management.

      Interest Expense

      Interest expense decreased by $4,060,000 or approximately 15.6% to $21,934,000 for the three months ended June 30, 2004 compared to $25,994,000 for the three months ended June 30, 2003.

      The decrease was primarily due to loan payoffs during the period and normal scheduled principal payments.

      Depreciation

      Depreciation expense increased by $120,000 or approximately 1.3% to $9,229,000 for the three months ended June 30, 2004 compared to $9,109,000 for the three months ended June 30, 2003. The increase is attributed to depreciation expense on the newly acquired property basis resulting from the buyout of minority interest partners in consolidated non-wholly owned properties.

      General and Administrative

      General and administrative expenses decreased by $731,000 or approximately 30.4% to $1,673,000 for the three months ended June 30, 2004 compared to $2,404,000 for the three months ended June 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $309,000 or approximately 30.7% to $696,000 for the three months ended June 30, 2004 compared to $1,005,000 for the three months ended June 30, 2003. The decrease is the result of the purchase of the remainder interests during 2004 and 2003 and decreased loan amortization expense related to the note payable. The deferred loan cost amortization is primarily classified as interest expense.

      Ground Rent

      Ground rent expense increased by $26,000 or approximately 3.3% to $819,000 for the three months ended June 30, 2004 compared to $793,000 for the three months ended June 30, 2003. The increase resulted from increased rent charges on ground leases which renewed in the second quarter of 2004.


                                    22 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      State Income Taxes

      State income tax expense increased by $348,000 or approximately 143.8% to $590,000 for the three months ended June 30, 2004 compared to $242,000 for the three months ended June 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $217,000 or approximately 52% to $634,000 for the three months ended June 30, 2004 compared to $417,000 for the three months ended June 30, 2003. The increase is the result of lower interest expense at the limited partnerships due to normal debt amortization.

      Minority Interest Expense

      Minority interest expense decreased by $623,000 or approximately 14.1% to $3,796,000 for the three months ended June 30, 2004 compared to $4,419,000 for the three months ended June 30, 2003. The decrease was the result of the buyout of minority partners.

      Discontinued Operations

      During the three months ended June 30, 2004, the Partnership sold 9 properties for a combined net sales price of $6,218,000. The Partnership recognized a net gain on sale of these properties of $1,809,000. The loss from discontinued operations includes a $9,600,000 realizability allowance on a property located in Texas and currently being marketed for sale.


                                    23 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

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

      At June 30, 2004, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $190.4 million at June 30, 2004, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (1.21% at June 30, 2004) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                     Change in LIBOR
                                                     (In thousands)
                                         ---------------------------------------
                                            1%         2%         3%       3.79%
                                            --         --         --       -----

      Additional  interest expense       $1,904     $3,809     $5,713     $7,217


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


                                    24 of 30

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Legal

            In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In April 2004, the Partnership paid out $3.5 million with respect to this matter.

            On December 31, 2002, a derivative action was commenced in the Dallas County Texas District Court by a limited partner of Eastgar Associates, L.P. ("Eastgar") against, among others, the general partners of Eastgar and affiliates of the Newkirk Partnerships. The Partnership owns a 60.5% limited partnership interest in Eastgar and also controls the general partner of that partnership. In order to avoid the expenses, distraction and uncertainties of litigation, the defendants entered into an agreement to settle the litigation for a $137,500 payment by the defendants and to charge an asset management fee of $35,000 per year, adjusted for changes in the Consumer Price Index and as may be adjusted for extraordinary circumstances by Eastgar's general partner. After payment of court-approved attorneys' fees and expenses, the remaining balance would be distributed to Eastgar's limited partners other than the Partnership or its affiliates. The settlement also sets the management fees to be charged to Eastgar, subject to any changes that Eastgar may approve in the future consistent with its fiduciary duty. The settlement has been, as required, approved by the trial court after notice to the limited partners of Eastgar. The Newkirk Group paid $137,500 with respect to this matter.


                                    25 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      A)    N/A

      B)    N/A

      C) On April 1, 2004, your partnership issued a total of 15,539 limited partnership units to members of the Newkirk Group. 13,139 units were issued to AP-WIN Associates LLC and 2,400 units were issued to AP3-WEM Win Tender LLC. The units were issued in connection with the exercise by your partnership of an option to purchase limited partnership interests in two limited partnerships that own net lease properties. As a result of the exercise of the option, your partnership's ownership interest in the two partnerships increased to 68.68% and 55.28% from 40.68% and 47.52%, respectively. The units were issued in reliance on an exemption from registration under the Securities Act provided by Section 4(2) thereof. Reference is made to Item 7 of Amendment No. 3 to Registrant's Form 10 for additional information on this transaction which information is incorporated herein by reference.

      D)    N/A

      E) Attached is information with respect to the purchase of units of your Partnership for the three months ended June 30, 2004

----------------------------------------------------------------------------------------------------------------------
Period            (a) Total     (b) Average Price    (c) Total Number of Units     (d) Maximum Number (or approximate
                  Number of        Paid per Unit        Purchased as Part of       Dollar Value) of Units that May Yet
                  Units (1)                         Publicly Announced Plans of      Be Purchased Under the Plans or
                                                              Programs                          Programs
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
April                  737              35                       --                                --
----------------------------------------------------------------------------------------------------------------------
May                  1,373              35                       --                                --
----------------------------------------------------------------------------------------------------------------------
June                   614              35                       --                                --
----------------------------------------------------------------------------------------------------------------------
Total                2,724              35                       --                                --
----------------------------------------------------------------------------------------------------------------------

(1) All Units were purchased in private transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

      N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      N/A


                                    26 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

Item 5. OTHER INFORMATION

      N/A

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

      (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the period ended June 30, 2004.


                                    27 of 30

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                    BY: MLP GP LLC
                                        General Partner

                                    BY: NEWKIRK MLP CORP
                                        Manager


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: August 16, 2004


                                    28 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

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


                                    29 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2004

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


                                    30 of 30