Form 10-Q
period 2004-09-30
NEWKIRK MASTER LP
filed 2004-11-15
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-50268
                                                -------

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

Indicate the number of shares oustanding of each of the issuer's class of common stock, as of the latest practical date, 6,316,187 Limited Partnership Units outstanding as of September 30, 2004.

                                    1 of 34

Table of Contents

                                                                                                           Page
Part I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Unaudited Consolidated Balance Sheet at September 30, 2004 and
                  Audited Consolidated Balance Sheet at December 31, 2003 ...................................3

                  Unaudited Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 30, 2004 and September 30, 2003............................................4

                  Unaudited Consolidated Statement of Partners' Equity for the
                  Nine Months Ended September 30, 2004.......................................................5

                  Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2004 and September 30, 2003..................................................6

                  Notes to Consolidated Unaudited Financial Statements.......................................9

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.............................................................................15

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................24

        Item 4.   Controls and Procedures...................................................................24

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................................................25

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................26

         Item 3   Defaults Upon Senior Securities...........................................................26

         Item 4   Submission of Matters to a Vote of Security Holders.......................................26

         Item 5   Other Information.........................................................................26

         Item 6   Exhibits..................................................................................26

        Signatures..........................................................................................27

        Exhibit Index.......................................................................................28


                                    2 of 34

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                     September 30,   December 31,
                                                                                         2004            2003
                                                                                     -------------   ------------
                                                                                     (Unaudited)
ASSETS

Real estate investments:
     Land                                                                            $    32,558     $    37,674
     Land estates                                                                         43,997          45,204
     Buildings and improvements                                                        1,551,536       1,619,199
                                                                                     -----------     -----------

         Total real estate investments                                                 1,628,091       1,702,077

     Less accumulated depreciation and amortization                                     (583,075)       (572,840)
                                                                                     -----------     -----------

         Real estate investments, net                                                  1,045,016       1,129,237

Real estate held for sale, net of accumulated depreciation of $10,363 and $19,692         27,299          59,481

Cash and cash equivalents, of which $7,190 and $5,148 is restricted                       34,266          37,851
Receivables and deferred rental income (including $7,698  and $7,346
     from a related party)                                                                75,719          97,845
Equity investments in limited partnerships                                                10,399           8,492
Deferred costs, net of accumulated amortization of $33,850 and $29,638                    16,536          22,993
Other assets                                                                              25,508          27,240
Other assets of discontinued operations                                                      261             955
                                                                                     -----------     -----------

         Total Assets                                                                $ 1,235,004     $ 1,384,094
                                                                                     ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $15,052 and $14,583
     to a related party)                                                             $   498,572     $   615,993
Note payable                                                                             166,697         208,356
Contract right mortgage notes and accrued interest payable (including $250,384
     and $296,035 to related parties)                                                    357,990         401,132
Accounts payable and accrued expenses                                                      4,494          15,427
Liabilities of discontinued operations                                                    18,546          35,997
                                                                                     -----------     -----------

         Total Liabilities                                                             1,046,299       1,276,905

Contingencies

Minority interests                                                                       (30,693)        (39,822)
Partners' equity (6,316,187 and 6,319,391 limited partnership units outstanding)         219,398         147,011
                                                                                     -----------     -----------

         Total Liabilities, Minority Interests and Partners' Equity                  $ 1,235,004     $ 1,384,094
                                                                                     ===========     ===========

                 See notes to consolidated financial statements.


                                    3 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                               For the Three Months Ended     For the Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2004            2003            2004            2003
                                                               -----------     -----------     -----------     -----------
Revenue:
      Rental income                                            $    62,000     $    63,826     $   185,355     $   194,708
      Interest income                                                  769             555           2,410           2,199
      Management fees                                                   79             104             255             314
                                                               -----------     -----------     -----------     -----------

         Total revenue                                              62,848          64,485         188,020         197,221
                                                               -----------     -----------     -----------     -----------

Expenses:
      Interest                                                      22,748          24,088          67,903          75,919
      Depreciation                                                   9,150           9,109          27,189          27,325
      General and administrative                                     1,552           1,860           4,705           5,811
      Amortization                                                     695             979           2,102           3,033
      Ground rent                                                      752             734           2,302           2,270
      State income taxes                                               247             177           1,158             643
                                                               -----------     -----------     -----------     -----------

         Total expenses                                             35,144          36,947         105,359         115,001
                                                               -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority
      interest                                                      27,704          27,538          82,661          82,220

      Equity in income from investments in limited
            partnerships                                               710             466           1,964           1,447
      Minority interest                                             (4,012)         (4,240)        (11,824)        (12,699)
                                                               -----------     -----------     -----------     -----------

Income from continuing operations                                   24,402          23,764          72,801          70,968
                                                               -----------     -----------     -----------     -----------

Discontinued operations:
      (Loss) income from discontinued operations                    (6,028)          4,412          (1,813)         24,310
      Impairment loss                                               (3,400)             --         (13,065)             --
      Gain (loss) from disposal of real estate                      38,912          (1,996)         48,390          30,329
                                                               -----------     -----------     -----------     -----------

         Net income from discontinued operations                    29,484           2,416          33,512          54,639
                                                               -----------     -----------     -----------     -----------

Net income                                                     $    53,886     $    26,180     $   106,313     $   125,607
                                                               ===========     ===========     ===========     ===========

Income from continuing operations per
      limited partnership unit                                 $      3.86     $      3.76     $     11.52     $     11.21
Income from discontinued operations per
      limited partnership unit                                        4.67            0.38            5.31            8.63
                                                               -----------     -----------     -----------     -----------

Net income per limited partnership unit                        $      8.53     $      4.14     $     16.83     $     19.84
                                                               ===========     ===========     ===========     ===========

Distributions per limited partnership unit                     $      1.85     $      0.85     $      5.40     $      4.62
                                                               ===========     ===========     ===========     ===========

Weighted average limited partnership units                       6,318,056       6,319,391       6,318,725       6,332,495
                                                               ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.


                                    4 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (In thousands, except unit data)
                                   (Unaudited)

                                         Limited
                                       Partnership     Partners'
                                          Units          Equity
                                       -----------     ----------

      Balance at December 31, 2003      6,319,391     $  147,011

      Equity contributions                 15,539            836

      Distributions                            --        (34,106)

      Limited  partner redemptions        (18,743)          (656)

      Net income                               --        106,313
                                       ----------     ----------

      Balance at September 30, 2004     6,316,187     $  219,398
                                       ==========     ==========

                 See notes to consolidated financial statements.


                                    5 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                       2004           2003
                                                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
   Income from continuing operations                                                 $  72,801     $  70,968
      Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
            Amortization of deferred costs and land estates                              8,117         7,677
            Depreciation expense                                                        27,189        27,325
            Net (gain) loss from early extinguishment of debt                             (187)           28
            Minority interest expense                                                   11,824        12,699
            Equity in income of limited partnerships                                    (1,964)       (1,447)

      Changes in operating assets and liabilities:
            Decrease in receivables and deferred rental income                          22,092        18,023
            Decrease in accounts payable and accrued expenses                           (4,838)       (2,558)
            (Decrease) increase in accrued interest-mortgages and contract rights      (23,812)        1,192
            Decrease in other assets                                                     1,159         1,016
                                                                                     ---------     ---------

                 Net cash provided by continuing operations                            112,381       134,923
                                                                                     ---------     ---------

Discontinued Operations:
   Income from discontinued operations                                                  33,512        54,639
      Adjustments to reconcile income from discontinued
      operations to net cash used in discontinued operations:
         Amortization of deferred costs and land estates                                    35           146
         Depreciation expense                                                              690         2,812
         Net loss (gain) from early extinguishment of debt                               6,180        (8,806)
         Gain on disposal of real estate                                               (48,390)      (30,329)
         Minority interest expense                                                          98           516
         Impairment loss                                                                13,065            --

      Changes in assets and liabilities:
         Net decrease in assets and liabilities of discontinued operations:             (9,557)      (20,299)
                                                                                     ---------     ---------

            Net cash used in discontinued operations                                    (4,367)       (1,321)
                                                                                     ---------     ---------

            Net cash provided by operating activities                                  108,014       133,602
                                                                                     ---------     ---------

                                                                     (Continued)

                 See notes to consolidated financial statements.


                                    6 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                            2004          2003
                                                                        ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Land additions                                                        $  (2,561)    $  (2,494)
   Net proceeds from disposal of real estate                                95,463        59,492
   Distributions from limited partnership interests                            389           492
   Cash related to previously unconsolidated limited partnerships               --           284
   Investments in limited partnership interest                              (1,101)       (1,236)
                                                                         ---------     ---------

          Net cash provided by investing activities                         92,190        56,538
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Satisfaction of mortgage notes                                        $ (11,746)    $ (40,129)
   Satisfaction of contract right mortgage notes                           (11,520)       (2,554)
   Principal payments of mortgage notes                                    (93,125)      (98,823)
   Principal payments of note payable                                      (41,658)      (22,133)
   Principal payments of contract right mortgage notes                      (4,813)         (422)
   Proceeds from new debt                                                       --        25,365
   Mortgage prepayment penalties                                              (326)         (400)
   Distributions to partners                                               (34,106)      (29,044)
   Limited partner redemptions                                                (656)       (3,937)
   Distributions to minority interests                                      (6,010)       (6,159)
   Deferred costs                                                              171        (1,138)
                                                                         ---------     ---------

          Net cash used in financing activities                           (203,789)     (179,374)
                                                                         ---------     ---------


Net (decrease) increase in cash and cash equivalents                        (3,585)       10,766

Cash and Cash Equivalents at Beginning of Period                            37,851        33,580
                                                                         ---------     ---------

Cash and Cash Equivalents at End of Period                               $  34,266     $  44,346
                                                                         =========     =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for state income taxes                                      $   1,106     $     909
                                                                         =========     =========
   Cash paid for interest                                                $  84,827     $  99,662
                                                                         =========     =========

                 See notes to consolidated financial statements.


                                    7 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (In thousands, except unit data)
                                   (Unaudited)

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


                                    8 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2004

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

      The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

      Investments in Partnerships

      The Partnership evaluates its investments in partially-owned entities in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially-owned entity is a "variable interest entity," or a "VIE," and the Partnership is the "primary beneficiary" as defined in FIN 46R, the Partnership would account for such investment as if it were a consolidated subsidiary.

      For a partnership investment which is not a VIE or in which the Partnership is not the primary beneficiary, the Partnership follows the accounting set forth in AICPA Statement of Position No. 78-9 - Accounting for Investments in Real Estate Ventures (SOP 78-9). In accordance with this pronouncement, the Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Factors that are considered in determining whether or not the Partnership exercises control include important rights of partners in significant business


                                    9 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2004

Note 1 - GENERAL (Continued)

      Investments in Partnerships (Continued)

      decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Partnership is the general partner. To the extent that the Partnership is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis.

      The Partnership accounts for the purchase of minority interests at fair value utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations".

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group," performs asset management services for the Partnership and received a fee of $1.4 million for the nine months ended September 30, 2004 and 2003. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.3 million of management fees for these services for the nine months ended September 30, 2004 and 2003. The Partnership had receivables for management fees of $0.9 million and $1.1 million due from these partnerships at September 30, 2004 and December 31, 2003, respectively.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages with respect to 28 first mortgage loans encumbering 61 Partnership properties and one other property controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $10.0 million and $9.8 million at September 30, 2004 and December 31, 2003, respectively, and earned interest income of $1.1 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively, related to this ownership interest.

      Affiliates and executives of the Newkirk Group owned $17.3 million of a $145.2 million Real Estate Mortgage Investment Conduit ("REMIC") which was secured by the contract rights payable at September 30, 2003. The affiliates and the executives of the Newkirk Group earned $1.9 million of interest income during the nine months ended September 30, 2003. The affiliates and executives were repaid when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.


                                    10 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2004

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of certain of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $19.2 million and $10.2 million ($1.9 million and $2.8 million of which is included in discontinued operations, respectively) of interest expense on these contract rights during the nine months ended September 30, 2004 and 2003, respectively. Contract right mortgage notes and accrued interest payable includes $250.4 million and $296.0 million due to T-Two Partners at September 30, 2004 and December 31, 2003, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, the Partnership and the owners of T-Two Partners modified these rights. The Partnership can now exercise its option anytime between November 24, 2006 and November 24, 2009. In addition, the purchase price is payable in cash rather than Units.

      During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $166.7 million at September 30, 2004. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the T-Two Loan. Currently, the Partnership believes that it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points. If the Partnership exercises the option, the purchase price is to be calculated as follows: the sum of $316.5 million plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7.3 million to the extent not reimbursed) and administering the trust that holds the contract rights, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the contract rights.

      The Partnership has determined that T-Two Partners is a VIE but that the Partnership is not the primary beneficiary of the VIE.

      T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.4 million on this obligation during the nine months ended September 30, 2004.

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15.1 million and $14.6 million at September 30, 2004 and December 31, 2003, respectively. Included in interest expense is $0.5 million related to this second mortgage payable for the nine months ended September 30, 2004 and 2003.


                                    11 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2004

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      On July 29, 2004 , the Partnership sold 25 properties for a combined net sales pice of $63.8 million to Vornado, which is a limited partner in the Partnership and an affiliate of the Partnership's general partner. After satisfying existing mortgage debt of $31.5 million, the net sales proceeds were approximately $32.3 million of which $23.7 million was applied to a principal payment on the note payable. The Partnership recognized a net gain on the sale of these properties of $38.7 million.

Note 3 - CONTINGENCIES

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs were four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provided for the following material terms: (i) the transfer by the Newkirk Group to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, of units in the Partnership equal to 1% of the outstanding units; (ii) the payment by the Partnership of $1.5 million to an escrow agent for the benefit of unaffiliated unitholders; and (iii) the payment by the Partnership of $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. The foregoing cash payments were made by the Partnership in April 2004.

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the nine months ended September 30, 2004, the Partnership sold 51 properties for a combined net sales price of $123.9 million. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $57.7 million of which $41.7 million was applied to a principal payment on the note payable. The Partnership recognized a net gain on sale of these properties of $48.4 million. During the nine months ended September 30, 2003, the Partnership sold 12 properties for a combined net sales price of $154.3 million. The Partnership recognized a net gain on sale of these properties of $30.3 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statement of operations.


                                    12 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Discontinued operations for the nine months ended September 30, 2004 and 2003 are summarized as follows (in thousands):

                                                      2004         2003
                                                    --------     --------
      Revenue                                       $  8,600     $ 26,514

      Expenses                                        (4,233)     (11,010)
      Impairment loss                                (13,065)          --
      Net (loss) gain from early extinguishment
          of debt                                     (6,180)       8,806
      Gain from disposal of real estate               48,390       30,329
                                                    --------     --------

      Income from discontinued operations           $ 33,512     $ 54,639
                                                    ========     ========

      Expenses include interest expense to related parties of $1.9 million and $2.8 million, for the nine months ended September 30, 2004 and 2003, respectively.

      Other assets of discontinued operations at September 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                      2004            2003
                                                      ----            ----
      Receivables                                     $ 88            $734
      Other assets                                     173             221
                                                      ----            ----
                                                      $261            $955
                                                      ====            ====


                                    13 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Liabilities of discontinued operations at September 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                          2004       2003
                                                        -------    -------
      Mortgage notes and accrued interest payable       $ 6,333    $30,371

      Contract right mortgage notes and accrued
        interest payable to related parties              12,213      5,626
                                                        -------    -------

                                                        $18,546    $35,997
                                                        =======    =======

Note 5 - SUBSEQUENT EVENTS

      Additionally, subsequent to September 30, 2004 the Partnership sold six properties in three separate transactions to unaffiliated third parties for a combined net sales price of $2.9 million. The Partnership used sales proceeds of $0.7 million to pay off contract right debt and $0.1 million to acquire land parcels netting approximately $2.1 million of cash. For financial reporting purposes, the Partnership expects to recognize a net gain on the sale of the properties of approximately $1.3 million.


                                    14 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

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

      Liquidity and Capital Resources

      At September 30, 2004, your partnership owned an interest in 190 Newkirk properties and limited partnership interests in seven partnerships which own 27 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases with original lease terms, subject to extensions, ranging between approximately twenty and twenty-five years. Approximately 92% of the original lease terms expire between 2005 and 2009. At September 30, 2004, there are 10 properties which are vacant and not leased which represent approximately 331,000 square feet of your partnership's Newkirk properties. The remaining 17,791,000 square feet or 98.1% are leased. Subsequent to September 30, 2004, your partnership sold six of the vacant properties containing 76,000 square feet.

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


                                    15 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

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

      The level of liquidity based on cash and cash equivalents experienced a $3,585,000 decrease at September 30, 2004 as compared to December 31, 2003. The decrease was due to net cash used in financing activities of $203,789,000, which was substantially offset by net cash provided by operating activities of $108,014,000 and net cash provided by investing activities of $92,190,000. Cash provided by operating activities consisted of $112,381,000 from continuing operations, partially offset by $4,367,000 used in discontinued operations. Cash provided by investing activities included $95,463,000 of net proceeds from disposal of real estate and $389,000 of partnership distributions received from your partnership's equity investments, which were partially offset by land acquisitions of $2,561,000 and by purchases of minority limited partner positions of $1,101,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $23,266,000, principal payments on mortgage, contract right and notes payable of $139,596,000, partner distributions of $34,106,000, distributions to minority interests of $6,010,000 and limited partner buyouts of $656,000. At September 30, 2004, your partnership had $34,266,000, of which $7,190,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. Currently, the Partnership believes it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. There are no amounts that have been advanced under the credit line.

      Your partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be


                                    16 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

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

      Other Matters

      In November 2002, your partnership received a notice from Albertson's, Inc., indicating that it intended to exercise its right to terminate the lease for the supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $631,000. Your partnership elected to reject the offer. As a result of the rejection, your partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. Your partnership satisfied the first mortgage in May 2003 using its cash reserves. On October 1, 2004, your partnership sold the property for a net sales price of $1.8 million. The Partnership used sales proceeds of $0.4 million to pay off contract right debt netting approximately $1.4 million of cash. Your partnership expects to recognize a net gain on the sale of $0.8 million.

      Your partnership has also received notice from Albertson's exercising a purchase option in accordance with their lease on 16 of your partnership's properties. Your partnership has rejected all 16 of the offers and in April 2004 sold one of the properties. As a condition of the rejection of the Albertson's purchase offer, your partnership was required to pay off the existing first mortgage debt 40 days prior to the purchase option sale date. Your partnership has paid off approximately $4.0 million in first mortgage debt with an obligation to pay off $0.7 million in December 2004. Albertson's has exercised its right to extend its lease on the 15 remaining properties owned by your partnership until December 31, 2005 for 10 properties, March 31, 2006 for three properties and July 31, 2006 for two properties. Rent during this 18 month extension period will decrease by approximately $3.2 million. Albertson's has a series of five year renewal options.


                                    17 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      On January 1, 2003, your partnership acquired from the Newkirk Group, an affiliate of your partnership's general partner, limited partnership interests in nine real estate limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by your partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of your partnership. In January 2004, your partnership notified the Newkirk Group of its intention to exercise its option to purchase additional limited partnership interests in two of the partnerships. These additional limited partnership interests were acquired as of April 1, 2004 in exchange for 15,539 units.

      During the second quarter of 2004, your partnership recorded a $9,600,000 impairment loss on a property located in Bedford, Texas. The impairment loss, which is included in loss from discontinued operations in the Statement of Operations, was recorded as a result of the existing tenant notifying your partnership of their intention not to renew their existing lease that expired June 30, 2004. Your partnership has entered into a contract to sell the property and anticipates closing in the fourth quarter of 2004.

      During the third quarter of 2004, your partnership recorded a $3,200,000 impairment loss on a property located in New Kingston, Pennsylvania. Your partnership is negotiating a contract to sell the property and anticipates closing in the fourth quarter of 2004.

      In June 2004, your partnership acquired for $297,500, pursuant to a tender offer, approximately 9.85% of the total limited partnership units outstanding in one partially owned consolidated partnership. Your partnership currently owns approximately 45.2% of the limited partnership.

      In July 2004, your partnership acquired for $472,500 and $325,000, pursuant to two separate tender offers, approximately 7% and 4.5% of the total limited partnership units outstanding in two partially owned partnerships. Your partnership currently owns approximately 62.3% in one of the partnerships whose operations are consolidated and 45.3% in the other partnership.

      On July 29, 2004, your partnership sold 25 properties to Vornado, a limited partner in your partnership and an affiliate of your partnership's general partner, for a sales price of $63.8 million. Your partnership used sales proceeds of $31.5 million to pay off contract right debt and $23.7 million to pay down the note payable netting approximately $8.6 million of cash. For financial reporting purposes, your partnership recognized a net gain on the sale of the properties of approximately $38.7 million.

      Additionally, subsequent to September 30, 2004 your partnership sold six properties in three separate transactions to unaffiliated third parties for a combined net sales price of $2.9 million. Your partnership used sales proceeds of $0.7 million to pay off contract right debt and $0.1 million to acquire land parcels netting approximately $2.1 million of cash. For financial reporting purposes, your partnership expects to recognize a net gain on the sale of the properties of approximately $1.3 million.


                                    18 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations

          Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

      Income from Continuing Operations

      Income from continuing operations increased by $1,833,000 to $72,801,000 for the nine months ended September 30, 2004 from $70,968,000 for the nine months ended September 30, 2003. As more fully described below, this increase is attributable to a decrease in total expenses of $9,642,000, an increase in equity in income from investments in limited partnerships of $517,000 and a decrease in minority interest expense of $875,000, which was substantially offset by a decrease in total revenue of $9,201,000.

      Rental Income

      Rental income decreased by $9,353,000 or approximately 5% to $185,355,000 for the nine months ended September 30, 2004 from $194,708,000 for the nine months ended September 30, 2003. The decrease was primarily due to lease renewals at lower renewal rates. Leased square footage at September 30, 2004 is approximately 98% compared to 99% at September 30, 2003.

      Interest Income

      Interest income increased by $211,000 or approximately 10% to $2,410,000 for the nine months ended September 30, 2004 from $2,199,000 for the nine months ended September 30, 2003. The increase was primarily due to interest income on an advance of $7,300,000 to T-2 Partners for loan closing costs.

      Management Fees

      Management fees decreased by $59,000 or approximately 19% to $255,000 for the nine months ended September 30, 2004 from $314,000 for the nine months ended September 30, 2003. The decrease is attributable to fewer properties under management.

      Interest Expense

      Interest expense decreased by $8,016,000 or approximately 11% to $67,903,000 for the nine months ended September 30, 2004 compared to $75,919,000 for the nine months ended September 30, 2003. The decrease was primarily due to loan payoffs of $23,266,000, normal scheduled principal payments of $97,938,000 and payments on the note payable of $41,658,000 and assumption of debt on a sold property of $28,460,000.

      Depreciation

      Depreciation expense decreased by $136,000 or less than 1% to $27,189,000 for the nine months ended September 30, 2004 compared to $27,325,000 for the nine months ended September 30, 2003. The decrease is attributable to depreciation ceasing on certain fully depreciated assets.


                                    19 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      General and Administrative

      General and administrative expenses decreased by $1,106,000 or approximately 19% to $4,705,000 for the nine months ended September 30, 2004 compared to $5,811,000 for the nine months ended September 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $931,000 or approximately 31% to $2,102,000 for the nine months ended September 30, 2004 compared to $3,033,000 for the nine months ended September 30, 2003. The decrease is the result of the purchase of remainder interests associated with land estates during 2003 and decreased loan amortization expense related to the note payable. The deferred loan cost amortization is primarily classified as interest expense.

      Ground Rent

      Ground rent expense increased by $32,000 or approximately 1% to $2,302,000 for the nine months ended September 30, 2004 compared to $2,270,000 for the nine months ended September 30, 2003 as a result of increased rental charges on ground leases which renewed in the second quarter of 2004.

      State Income Taxes

      State income tax expense increased by $515,000 or approximately 80% to $1,158,000 for the nine months ended September 30, 2004 compared to $643,000 for the nine months ended September 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $517,000 or approximately 36% to $1,964,000 for the nine months ended September 30, 2004 compared to $1,447,000 for the nine months ended September 30, 2003. The increase in equity earnings is the result of lower interest expense at the limited partnerships due to normal debt amortization.

      Minority Interest Expense

      Minority interest expense decreased by $875,000 or approximately 7% to $11,824,000 for the nine months ended September 30, 2004 compared to $12,699,000 for the nine months ended September 30, 2003. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties and the buyout of minority partners.


                                    20 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Discontinued Operations

      During the nine months ended September 30, 2004, your partnership sold 51 properties for a combined net sales price of approximately $123,900,000. Your partnership recognized a net gain on disposal of these properties of $48,400,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations. The income from discontinued operations includes a $13,065,000 impairment loss primarily on a property located in Texas and a property located in Pennsylvania, both of which are currently being marketed for sale.

      During the nine months ended September 30, 2003, your partnership sold 12 properties for a combined net sales price of $154,300,000. Your partnership recognized a net gain on sale of these properties of $30,300,000 for financial reporting purposes.

      The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

         Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

      Income from Continuing Operations

      Income from continuing operations increased by $638,000 to $24,402,000 for the three months ended September 30, 2004 from $23,764,000 for the three months ended September 30, 2003. As more fully described below, this increase is attributable to a decrease in total expenses of $1,803,000, a decrease in minority interest expense of $228,000 and an increase in equity income from investments in limited partnerships of $244,000, which was partially offset by a decrease in total revenue of $1,637,000.

      Rental Income

      Rental income decreased by $1,826,000 or approximately 3% to $62,000,000 for the three months ended September 30, 2004 from $63,826,000 for the three months ended September 30, 2003. The decrease was due to lower income from lease renewals and renegotiations, as leased square footage remains relatively constant at 98% versus 99% in 2003.

      Interest Income

      Interest income increased by $214,000 or approximately 39% to $769,000 for the three months ended September 30, 2004 from $555,000 for the three months ended September 30, 2003. The increase was due to interest income on an advance of $7.3 million to T-2 Partners for loan closing costs and an increase in interest rates.


                                    21 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Management Fees

      Management fees decreased by $25,000 or approximately 24% to $79,000 for the three months ended September 30, 2004 from $104,000 for the three months ended September 30, 2003. The decrease is attributable to the sale of properties previously under management.

      Interest Expense

      Interest expense decreased by $1,340,000 or approximately 6% to $22,748,000 for the three months ended September 30, 2004 compared to $24,088,000 for the three months ended September 30, 2003. The decrease was primarily due to loan payoffs and normal scheduled principal payments during the period.

      Depreciation

      Depreciation expense increased by $41,000 or less than 1% to $9,150,000 for the three months ended September 30, 2004 compared to $9,109,000 for the three months ended September 30, 2003. The increase is attributed to depreciation expense on the newly acquired property basis resulting from the buyout of minority interest partners in consolidated non-wholly owned partnerships partially offset by decreased expense on fully depreciated property.

      General and Administrative

      General and administrative expenses decreased by $308,000 or approximately 17% to $1,552,000 for the three months ended September 30, 2004 compared to $1,860,000 for the three months ended September 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $284,000 or approximately 29% to $695,000 for the three months ended September 30, 2004 compared to $979,000 for the three months ended September 30, 2003. The decrease is the result of the purchase of the remainder interests during 2004 and 2003 and decreased loan amortization expense related to the note payable. The deferred loan cost amortization is primarily classified as interest expense.

      Ground Rent

      Ground rent expense increased by $18,000 or approximately 3% to $752,000 for the three months ended September 30, 2004 compared to $734,000 for the three months ended September 30, 2003. The increase resulted from increased rent charges on ground leases which renewed in the second


                                    22 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Ground Rent (Continued)

      quarter of 2004.

      State Income Taxes

      State income tax expense increased by $70,000 or approximately 40% to $247,000 for the three months ended September 30, 2004 compared to $177,000 for the three months ended September 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $244,000 or approximately 52% to $710,000 for the three months ended September 30, 2004 compared to $466,000 for the three months ended September 30, 2003. The increase in equity earnings is the result of lower interest expense at the limited partnerships due to normal debt amortization.

      Minority Interest Expense

      Minority interest expense decreased by $228,000 or approximately 5% to $4,012,000 for the three months ended September 30, 2004 compared to $4,240,000 for the three months ended September 30, 2003. The decrease was the result of the buyout of minority partners.

      Discontinued Operations

      During the three months ended September 30, 2004, your partnership sold 31 properties for a combined net sales price of $65,098,000. Your partnership recognized a net gain on sale of these properties of $38,912,000. The loss from discontinued operations includes a $3,400,000 realizability allowance primarily related to a property located in Pennsylvania and currently being marketed for sale.


                                    23 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

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

      At September 30, 2004, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $166.7 million at September 30, 2004, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (1.9325% at September 30, 2004) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                 Change in LIBOR
                                                 (In thousands)
                                      ------------------------------------
                                        1%        2%        3%      3.068%
                                        --        --        --      ------

      Additional  interest expense    $1,667    $3,334    $5,001    $5,113

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


                                    24 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Legal

            Reference is made to the Partnership's Form 10Q for the quarter ended June 30, 2004 for information about the settlement of (i) an action commenced in the Connecticut Superior Court and (ii) an action commenced in the Dallas County Texas District Court.


                                    25 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      A)    N/A

      B)    N/A

      C) Attached is information with respect to the purchase of units by your Partnership during the three months ended September 30, 2004

----------------------------------------------------------------------------------------------------------------------
Period            (a) Total     (b) Average Price    (c) Total Number of Units     (d) Maximum Number (or approximate
                  Number of      Paid per or Unit       Purchased as Part of       Dollar Value) of Units that May Yet
                  Units (1)                         Publicly Announced Plans of      Be Purchased Under the Plans or
                                                              Programs                          Programs
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
July                  4,935.00         $35                       --                                --
----------------------------------------------------------------------------------------------------------------------
August                  551.25         $35                       --                                --
----------------------------------------------------------------------------------------------------------------------
Sept                  1,653.75         $35                       --                                --
----------------------------------------------------------------------------------------------------------------------
Total                 7,140.00         $35                       --                                --
----------------------------------------------------------------------------------------------------------------------

(1)   All Units were purchased in private transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

            N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            N/A

Item 5. OTHER INFORMATION

            N/A

Item 6. EXHIBITS

            Exhibits:

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


                                    26 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

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


                                    BY: MLP GP LLC
                                        General Partner


                                    BY: NEWKIRK MLP CORP
                                        Manager


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: November 15, 2004


                                    27 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

                                  Exhibit Index

Exhibit     Description

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


                                    28 of 34

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2004

                                  Exhibit Index
                                   (Continued)

Exhibit     Description

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


                                    29 of 34