Form 10-K
period 2004-12-31
NEWKIRK MASTER LP
filed 2005-03-29
CIK 1165460

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

                   For the fiscal year ended December 31, 2004
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to ____

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS.....................................................1

   PART I

   ITEM 1.       BUSINESS......................................................2

   ITEM 2.       PROPERTIES...................................................14

   ITEM 3.       LEGAL PROCEEDINGS............................................25

   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........25

   PART II

   ITEM 5.       MARKET FOR LIMITED PARTNERSHIP UNITS, RELATED
                 SECURITY HOLDER MATTERS AND ISSUER PURCHASES
                 OF EQUITY SECURITIES.........................................26

   ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.........................28

   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................29

   ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK..................................................39

   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................40

   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................40

   ITEM 9A.      CONTROLS AND PROCEDURES......................................41

   ITEM 9B.      OTHER INFORMATION............................................41

   PART III

   ITEM 10.      MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT............42

   ITEM 11.      EXECUTIVE COMPENSATION.......................................44

   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED SECURITY HOLDER MATTERS...............44

   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............45

   ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................47

   PART IV

   ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................48

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

      As of March 29, 2005, there were 6,266,388 units outstanding. 6,121,990 units were originally issued in the exchange, 188,908 of which have subsequently been repurchased by your partnership, including 48,024 units repurchased by your partnership in March 2005 upon completion of a tender offer by your partnership. The balance of the outstanding units were issued in transactions completed subsequent to the exchange.

Description of Assets

      General. As of December 31, 2004, your partnership owned an interest in 188 of the Newkirk properties, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, including 22 properties that are owned by partnerships whose operations are consolidated for financial reporting purposes with those of your partnership, substantially all of the interests in two entities that hold unsecured debt obligations of your partnership, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership or an affiliate of your partnership's general partner controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by 9 other partnerships. As of December 31, 2004, your partnership's commercial properties including discontinued operations represented approximately 86% of the total value of your partnership's assets.

      Properties. The table below summarizes as of December 31, 2004, information on the 188 Newkirk properties and 22 properties owned by 7 limited partnerships whose operations are consolidated for financial reporting purposes with those of your partnership. We refer to the partnerships that own the 22 properties as the consolidated partnerships and their properties as the consolidated properties.

      Property Type                         Number                Square Footage
      -------------                         ------                --------------

      Office                                    37                     7,352,000
      Retail                                   152                     5,427,000
      Other                                     21                     5,257,000
                                              ----                   -----------
               TOTAL                           210                    18,036,000
                                              ====                   ===========

      Below is a listing of tenants which accounted for 3% or more of the aggregate rental revenues including discontinued operations in 2004 from the Newkirk properties and the consolidated properties:

                                     Square Feet            2004          Percentage of Aggregate
      Tenant                            Leased            Revenues ($)        Rental Revenues
      ------                            ------            ------------        ---------------
      Raytheon (1)                    2,287,000          $40,421,161                15.8%
      Albertson's, Inc.               2,810,000           26,683,143                10.4%
      USF&G/The St Paul Co.             530,000           25,532,490                10.0%
      Honeywell International           728,000           19,799,257                 7.7%
      Federal Express                   592,000           14,811,521                 5.8%
      Owens-Illinois                    707,000           13,363,280                 5.2%
      Entergy Gulf States               489,000           12,212,147                 4.8%
      Safeway, Inc.                     736,000            8,543,296                 3.3%
      Hibernia Bank                     403,000            8,196,314                 3.2%

----------
(1) Property leased to Raytheon represented approximately 14.3% of your partnership's total assets as of December 31, 2004. Raytheon is a public company subject to the reporting requirements under the Securities Exchange Act of 1934. As of December 31, 2004, no other lessee leased property representing more than 10% of your partnership's total assets.

      The following chart sets forth certain information as of December 31, 2004 concerning lease expirations on the Newkirk properties and the consolidated properties (assuming no renewals) from 2005 to 2014:

                Number of Properties        Approximate Aggregate
                      at which                sq/ft. Covered by            Rental for             Percentage of Total
                   Lease Expires               Expiring Leases       Leases Expiring ($) (1)     Annualized Rental (1)
                   -------------               ---------------       -----------------------     ---------------------
2005                     20                          842,000                4,539,102                     1.84%
2006                     25                        2,187,000               25,913,320                    10.53%
2007                     32                        3,006,000               37,459,732                    15.22%
2008                     65                        6,856,000              100,333,437                    40.78%
2009                     44                        2,686,000               57,261,438                    23.27%
2010                     4                           955,000                3,817,042                     1.55%
2011                     5                           316,000                3,831,905                     1.56%
2012                     9                           395,000                3,187,136                     1.30%
2013                     1                            40,000                  869,774                     0.35%
2014                     1                           282,000                7,189,086                     2.92%

----------
(1) Based on rent from continuing operations for the year ended December 31, 2004.

      Please see "ITEM 2. PROPERTIES" for more detailed information regarding your partnership's properties.

      Limited Partnership Interests in Other Partnerships. Your partnership owns between 32.1% and 68.68% of the limited partnerships interests in the consolidated partnerships as well as between .7% and 45.29% of the limited partnerships interests in 9 other partnerships that own commercial net leased properties. We refer to these latter partnerships as the unconsolidated partnerships.

      General Partner Interests. Your partnership or an affiliate of your general partner controls each of the general partners of (i) the 7 consolidated partnerships, (ii) the 9 unconsolidated partnerships and (iii) 5 other partnerships that own commercial net leased properties. Your partnership has only a negligible economic interest, if at all, in each general partner entity that it controls.

      The Management Company. Your partnership holds a 50.01% interest in Newkirk Capital LLC ("Newkirk Capital"). Newkirk Capital's wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management services for your partnership and 9 other limited partnerships, the general partners of which are controlled by your partnership. In 2004 and 2003, approximately $6,738,000 and $7,168,000, respectively, of asset management fees were paid, or accrued for payment, to Newkirk Asset Management. For financial statement purposes, management fees received from the partnerships that own the Newkirk properties and the consolidated properties are eliminated in consolidation. Management fees eliminated in consolidation aggregated approximately $6,406,000 and $6,750,000 in 2004 and 2003, respectively. Newkirk Asset Management also provides services in connection with the sale, refinancing and re-leasing of properties owned by your partnership and other partnerships for additional fees. All of the fees paid to Newkirk Asset Management inure to the benefit of your partnership and its partners. Your partnership realizes the benefits of the fee payments through its ownership interest in Newkirk Capital and through its ownership of Newkirk Finco LLC (discussed below). A substantial portion of these fees are not reflected in your partnership's financial statements as they are eliminated in consolidation.

      Pursuant to the terms of Newkirk Capital's Limited Liability Company Agreement, Administrator LLC, which holds the 49.99% interest in Newkirk Capital, is entitled to receive 100% of the distributions paid by Newkirk Capital until Administrator LLC receives $2,568,000 annually and thereafter, the balance of the distributions are paid to your partnership. Administrator LLC is owned by former principals and employees of Integrated Resources, Inc. and is not affiliated with the Newkirk Group. Those individuals owned various assets, including interests in the general partners, related to the Newkirk partnerships. In 1997, entities controlled by those individuals sold to members of the Newkirk Group assets related to the Newkirk partnerships which assets were eventually acquired by your partnership in the exchange. As part of the 1997 transaction members of the Newkirk Group made a $40 million loan to Administrator LLC. For financial statement purposes this note is valued at $11.4 million. The priority distribution to Administrator LLC enables Administrator LLC to pay interest on the promissory note evidencing the loan. The note is held by Newkirk Finco LLC which is wholly-owned by your partnership. Accordingly, your partnership effectively receives 100% of the fees paid to Newkirk Capital. The note bears interest at a rate of 6.42% per annum and matures on November 20, 2007. Prior to maturity, the note requires payments of interest only. The note is secured solely by Administrator LLC's 49.99% membership interest in Newkirk Capital and is otherwise non-recourse. Accordingly, if Administrator LLC were to default on the note, Newkirk Finco LLC would have the ability to foreclose on Administrator LLC's interest in Newkirk Capital. To ensure payment of interest on the note, Administrator LLC has directed Newkirk Capital to pay directly to Newkirk Finco LLC all distributions payable to Administrator LLC in respect of its interest in Newkirk Capital. As owner of Newkirk Finco LLC, your partnership will receive as interest payments the amount of any distributions made by Newkirk Capital to Administrator LLC. Your partnership's ownership interest in Newkirk Capital is pledged to Administrator LLC to secure certain obligations owed to Administrator LLC by the Newkirk Group. Creditworthy affiliates of the Newkirk Group have agreed to indemnify your partnership for losses that it may incur as a result of the failure of the Newkirk Group to satisfy such obligations.

      First Mortgage Interests. Your partnership owns the three most junior classes of interests in a securitized pool of first mortgages which includes 29 first mortgage loans encumbering a total of 59 of the Newkirk properties, 2 of the consolidated properties and 1 other property owned by partnerships that are controlled by affiliates of your partnership's general partner. In general, the classes of interests in the pool of first mortgage loans represent priorities of payments. When a payment is made by your partnership on one of these loans, the first amounts are used to make the required payments to the holders of senior interests. As a result, if the number of loan defaults results in loan payments insufficient to fully satisfy the payments due on all interests, payments will be made in the order of priority until all required payments are made. If there is a default in the payment due on any interest the entire loan is in default. However, in determining whether and when to exercise various remedies upon a default, the servicer (the entity that manages the trust fund into which the loans are pooled) must take into consideration what is best for all interest holders.

      The interests held by your partnership are subordinate to interests which had an original principal balance of $371,506,000 and a balance at December 31, 2004 of $150,728,533. The following table provides certain information with respect to each of the first mortgage interests held by your partnership.

                                    Class E           Class F          Class G
                                  Certificate       Certificate      Certificate
                                  -----------       -----------      -----------

Contractual Principal Amount
   at December 31, 2004            $4,824,000        $3,859,000       $5,794,000
Interest Rate                         8.33%             8.38%            8.33%
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

      The $1,905,000 note provides for the payment of interest only at a basic rate of 8% per annum until maturity on December 31, 2006. Additional interest, which together with the basic interest can aggregate up to 25% per annum, is payable after the establishment of reserves. Interest is payable solely out of excess cash flow (as defined under the loan) from a property owned by your partnership in Toledo, Ohio. Your partnership has the right to extend the loan for 10 years. In that event the unpaid balance on the loan (including accrued but unpaid interest) will thereafter bear interest at 18% per annum and be required to be self-amortized over the remaining term of the loan. The principal amount outstanding on this note at December 31, 2004 and 2003 was $1,905,000. For financial statement purposes, the principal balance and interest income are eliminated in consolidation.

      The $1,075,000 note matures on May 1, 2008 and provides for payments of principal and interest solely out of excess cash flow (as defined under the loan) from a property owned by your partnership in New Kingston, Pennsylvania. The basic interest rate is 8% per annum and additional interest, which together with the basic interest can aggregate up to 18% per annum, is payable if excess cash flow exceeds specified levels. The principal amount outstanding on this note at December 31, 2004 and December 31, 2003 was $553,728 and $685,958, respectively. For financial statement purposes, the principal balance and interest income are eliminated in consolidation. See Item 3 for information about a pending lawsuit with respect to this property.

      The Subordinate Mortgage Interests. In addition to being encumbered by first mortgage loans, 189 of your partnership's Newkirk properties (including properties being marketed for sale that are included in discontinued operations) are encumbered by second mortgage loans which as of December 31, 2004 had an outstanding balance, including accrued interest, of approximately $366,022,000. Prior to the transactions described below, affiliates of your partnership's general partner, through a limited partnership called T-Two Partners, owned subordinated beneficial interests in these and certain other second mortgage loans. Senior beneficial interests in the second mortgage loans were held by an unaffiliated entity and three junior tranches of such senior beneficial interests were held by certain members of the Newkirk Group. Also prior to the transactions described below, the owners of T-Two Partners had an option, which we refer to as the put option, to require your partnership to purchase T-Two Partners in December 2007 in exchange for units in your partnership and your partnership had an option, which we refer to as the call option, to purchase T-Two Partners in January 2008 in exchange for units in your partnership.

      On November 24, 2003, your partnership obtained a $208,473,427 loan from Fleet National Bank that bears interest at a rate elected by your partnership equal to either (1) LIBOR plus 450 basis points or (2) the prime rate charged by Fleet National Bank plus 250 basis points. The loan was obtained to replace your partnership's existing loan from Fleet National Bank, and effectively reduced the interest rate on such borrowing from a minimum of 8.5% to a floating rate which is presently 7.01% and that will in no event exceed 9.5%, after giving effect to the three-year interest rate protection agreement entered into by your partnership. The loan is scheduled to mature on November 24, 2006, subject to two one-year extensions. The loan requires monthly payments of interest only which in January 2005 was approximately $1,002,000 per month. In addition, mandatory prepayments of principal are required from the proceeds of property sales and refinancings and other asset sales, as well as up to $1,312,500 per quarter to the extent that T-Two Partners does not make the required principal payments on the T-Two Loan that is described below. Your partnership can prepay the loan in whole or in part at any time together with a premium of 1/2% if such prepayment occurs between November 25, 2004 and November 24, 2005 and thereafter with no premium. In addition, your partnership and T-Two Partners may prepay up to $50,000,000 annually of this loan and the T-Two Loan without a premium. The loan is secured by substantially all of the assets of your partnership, and contains customary financial and other covenants consistent with the prior loan from Fleet National Bank. The loan balance at December 31, 2004 was $165,328,277.

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. T-Two Partners used part of the proceeds of the T-Two Loan to purchase the senior beneficial interests in the second mortgage loans encumbering your partnership's and certain other partnerships' properties so that T-Two Partners is now the 100% beneficial owner of these second mortgage loans. We refer to these senior beneficial interests as the T-1 Certificate. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. The loan balance at December 31, 2004 was $275,191,415.

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

      Your partnership as well as T-Two Partners are currently in discussions to restructure the Fleet Loan and the T-Two Loan in a transaction that would, among other things, reduce the interest rates on these loans. No agreement has been reached and there is no assurance that a restructuring will be consummated.

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

STRUCTURE CHART

      Set forth below is a chart setting forth the structure of your partnership.

          ----------------------------                ---------------------------            ---------------------------
           Former Limited Partners of
          the Newkirk Partnerships (1)                        MLP GP LLC (2)                     The Newkirk Group (3)
            (Other than the Newkirk
            Group) and other Limited
                   Partners
          ----------------------------                ---------------------------            ---------------------------
              LIMITED PARTNER      \             GENERAL  PARTNER  |           LIMITED PARTNER /
                                    \                              |                          /
                              18.9%  \                             |                         /  81.1%
                                      \                            |                        /
                                       \                           |                       /
                                        \                          |                      /
                             -------------------------------------------------------------------------

                                                          THE NEWKIRK MASTER
                                                         LIMITED PARTNERSHIP

                             -------------------------------------------------------------------------
                                  /            /        |          |            \                    \
                                 /            /         |          |             \                    \
                                /            /          |          |              \                    \
                               /            /           |          |               \                    \
                              /  100%      /  100%      |          |  100%          \  100%              \  50.01%
                             /            /             |          |                 \                    \
-------------------------------    -------------------  | ------------------    ---------------------    -----------------------
Subsidiary Limited Partnerships    Limited Partnership  | Newkirk GP LLC (6)    Newkirk Finco LLC (7)    Newkirk Capital LLC (8)
which hold the Newkirk             interests (5)        |
properties (4)                                          |
-------------------------------    -------------------  | ------------------    ---------------------    -----------------------
                                                        |
                                                        |
                 |-------------------|------------------|------------------|----------------|----------|
                 |  100%             |  100%            |  97.775%         |  97.324%       |          |  100%
                 |                   |                  |                  |                |          |
          ----------------   -----------------   ---------------   ---------------   ------------------------------------
          NK-Remainder       Option to Acquire   NK-Leyden         NK-Dautec         NK First Loan E Certificate LLC
          Interest LLC (9)   Subordinate         Loan, L.P. (11)   Loan, L.P. (11)   NK First Loan F Certificate LLC
                             Mortgage                                                NK First Loan G Certificate LLC (12)
                             Interests (10)
          ----------------   -----------------   ---------------   ---------------   ------------------------------------

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

(6) Controls the general partner interests in (i) 3 of the consolidated partnerships, (ii) 4 of the unconsolidated partnerships and (iii) 5 additional partnerships that own net leased property. See "- Description of Assets - The Management Company" above.

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

(12) Own subordinated interests in a securitized pool of first mortgage indebtedness with respect to 29 first mortgage loans encumbering a total of 59 of the Newkirk properties, two of the consolidated properties and one other property owned by affiliated partnerships. See "- Description of Assets - First Mortgage Interests" above.

Description of Indebtedness

      See "- Description of Assets - The Subordinate Mortgage Interests" for a description of your partnership's loan with Fleet National Bank and the related T-Two Loan to T-Two Partners. The loan requires your partnership and T-Two Partners to maintain an aggregate minimum consolidated debt service coverage ratio (i.e., the ratio of your partnership's and T-Two Partners' consolidated net cash revenues from investments, exclusive of debt payable to T-Two Partners, before property-level debt service to their total consolidated debt service) of at least 1.15 during the initial 36 month term and at least 1.25 during the extension periods. Your partnership and T-Two Partners are also required to maintain an aggregate minimum debt service coverage ratio (i.e., the ratio of your partnership's and T-Two Partners' net cash revenue from investments, exclusive of debt payable to T-Two Partners, after property-level debt service to unconsolidated debt service) of at least 1.75 during the initial 36 month term or 2.0 during the extension periods. If your partnership's and T-Two Partners' aggregate debt service coverage ratio falls below 1.75 during the initial 36 month term or 2.0 during the extension periods, then all cash flow of your partnership and T-Two Partners will be deposited into a cash sweep account as additional collateral for the loan and your partnership would be prohibited from making distributions. As of December 31, 2004, your partnership's and T-Two Partners aggregate consolidated debt service coverage ratio was 1.39 and their debt service coverage ratio was 2.85. Your partnership's general partner believes that your partnership will be able to maintain the required ratios and does not anticipate that the maintenance of these ratios will have an adverse impact on your partnership's financial condition.

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

Unit Repurchase

      In 2004, your partnership purchased from its limited partners 20,472 units at a price of $35 per unit, less distributions in some cases. Your partnership had purchased 115,000 units from its limited partners for $35 per unit in February 2003 and 5,412 units in 2002.

      In February 2005, your partnership commenced a tender offer to purchase up to 99,455 units of limited partnership interest at a price of $42.50 per unit. In March 2005, your partnership acquired 48,024 units pursuant to the tender offer.

Business Objectives and Strategies; Future Intentions

      In general, your partnership seeks to enhance the value of your units by availing itself of investment and development opportunities relating to existing properties as well as by seeking other potential strategic transactions such as the sale of your partnership to a third party.

Industry Segments and Seasonality

      Your partnership's primary business is the ownership and management of commercial net-leased properties. Most of your partnership's tenants are investment-grade corporate tenants. The largest single tenant leased multiple properties and accounted for approximately 15.8% of your partnership's rental revenues from the Newkirk properties and the consolidated properties for 2004. Reference is made to " - Description of Assets - Properties" above for additional information on your partnership's most significant tenants. Our business is not seasonal.

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

Employees

      Your partnership has no employees. Winthrop Financial Associates, A Limited Partnership, executive officers of which jointly own your partnership's general partner with an affiliate of Vornado Realty Trust, provides the services of some of its employees, including the executive officers of the manager of your partnership's general partner, to perform accounting, asset management and investor relation services for us. Your partnership anticipates that each executive officer of the manager of our general partner will devote a significant portion of his or her time to the business of Winthrop Financial Associates and its other affiliates. Winthrop receives an annual fee which was originally fixed at $1,800,000 (subject to adjustment based on increases in the CPI) for its services to your partnership and to 9 other partnerships, the general partners of which are controlled by your partnership. The CPI adjustment for 2004 was 2.3% bringing the fee to $1,881,952. 24

ITEM 2. PROPERTIES

General

      Substantially all of the Newkirk properties and the consolidated properties are net-leased to investment grade corporate tenants. At December 31, 2004 your partnership had three vacant properties that were not subject to leases. These properties contained an aggregate of 245,000 square feet or approximately 1.4% of the total space of all properties. Your partnership's remaining properties are net leased to various tenants. The leases are similar in many respects and generally: (i) provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; (ii) obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; (iii) require the tenant to maintain insurance against casualty and liability losses; (iv) permit the tenant to sublet the property; and (v) afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that continued use and occupancy of the property would be uneconomic or unsuitable. Many of the leases grant the tenant an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a purchase price equal to the fair market value of such property. Your partnership maintains insurance on properties that are not leased and the general partner believes that your partnership's properties are adequately covered by insurance.

      The following table sets forth certain information on the Newkirk properties and the consolidated properties as of December 31, 2004, including discontinued operations. Except as otherwise indicated in the table, the ownership interest is a fee interest in the underlying land.

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
OFFICE:

Arkansas            Little Rock                    36,000            11.34        Entergy Gulf States                 2010/2030
                    Pine Bluff                     27,000            12.54        Entergy Gulf States                 2010/2030

California          El Segundo (4)                185,000            16.10        Raytheon                            2008/2038
                    El Segundo (4)                185,000            16.10        Raytheon                            2008/2038
                    Long Beach (1)(3)             478,000            35.51        Raytheon                            2008/2038
                    Walnut Creek (1)               55,000            37.52        Hercules Credit, Inc.               2007/2037

Colorado            Colorado Springs               71,000            31.13        Federal Express Corporation         2008/2038

Connecticut         Clinton (1) (7)                41,000            17.35        Cheeseborough Ponds/Ragu            2008/2033

Florida             Orlando(1)                    184,000             5.22        Martin Marietta Corporation         2008/2038
                    Orlando(1)                    357,000            12.97        Harcourt Brace & Company            2009/2039

Indiana             Columbus (1)                  390,000            10.00        Cummins Engine Company  Inc.        2009/2039

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
Kentucky            Owensboro (1) (7)             443,000            10.52        Cheeseborough Ponds/Ragu            2008/2033

Louisiana           New Orleans (1) (8)           222,000            20.86        Hibernia Bank                       2008/2033
                    New Orleans (1) (8)           181,000            20.19        Hibernia Bank                       2008/2033

Maryland            Baltimore(1)                  530,000            48.74        USF&G/The Saint Paul Co.            2009/2039

Missouri            Bridgeton(1)                   54,000            10.58        The Kroger Co.                      2006/2031

New Jersey          Carteret                       96,000            18.25        Pathmark                            2011/2036
                    Elizabeth                      30,000            25.73        Summit Bank                         2008/2038
                    Morris Township(1)(5)         225,000            26.20        Allied Signal Corp.                 2008/2038
                    Morris Township(1)(5)          50,000            29.41        Allied Signal Corp.                 2008/2038
                    Morris Township(1)(5)         137,000            25.99        Allied Signal Corp.                 2008/2038
                    Morristown(1)                 316,000            27.87        Allied Signal Corp.                 2008/2038
                    Plainsboro(1)                   2,000            77.97        Summit Bank                         2008/2038

Nevada              Las Vegas                     282,000            27.43        Nevada Power Company                2014/2039

Ohio                Miamisburg(1)                  61,000            11.62        Reed Elsevier, Inc.                 2008/2038
                    Miamisburg(1)                  86,000             6.01        Reed Elsevier, Inc.                 2008/2038
                    Toledo(1)                     707,000            18.89        Owens-Illinois                      2006/2036

Pennsylvania        Allentown                      71,000             6.05        First Union Corp.                   2010/2025

Tennessee           Johnson City                   64,000            10.58        SunTrust Bank                       2006/2031
                    Kingport                       43,000            10.98        American Electric Power             2008/2038
                    Memphis(1)                    521,000            27.56        Federal Express Corporation         2009/2039
                    Memphis(1)                     75,000            16.57        The Kroger Co.                      2008/2038

Texas               Beaumont(1)                   426,000            26.46        Entergy Gulf States                 2007/2037
                    Beaumont                       50,000            29.10        Allied Lakewood Bank                2007/2037
                    Bedford (14)                  207,000                -        Vacant                                  -
                    Dallas (3 buildings)          185,000            16.39        Allied Lakewood Bank                2007/2037
                    Garland (11)                  279,000             5.40        Raytheon                            2006/2036
                                               ----------           ------

           TOTAL/AVERAGE OFFICE                 7,352,000            21.31
                                               ==========           ======

RETAIL:

Alabama             Dothan(1)                      54,000             4.98        Albertson's Inc.                    2005/2035
                    Florence(1)                    42,000            15.65        The Kroger Co.                      2008/2038
                    Hunstville(1)                  60,000             7.45        Albertson's Inc.                    2007/2037
                    Huntsville(1)                  58,000             5.98        Albertson's Inc.                    2006/2036
                    Montgomery(1)                  54,000             3.97        Albertson's Inc.                    2005/2010
                    Montgomery                     66,000            10.35        Albertson's Inc.                    2007/2037
                    Tuscaloosa(1)                  53,000             4.22        Albertson's Inc.                    2005/2020

Arizona             Bisbee(1)                      30,000             9.06        Safeway, Inc.                       2009/2039
                    Mesa (6)                        3,000             6.60        CSK Auto                            2009/2039
                    Tucson(1)                      37,000             9.77        Safeway, Inc.                       2009/2039

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
California          Atascadero (6)                  4,000             8.02        CSK Auto                            2009/2039
                    Beaumont (6)                    4,000             7.61        CSK Auto                            2009/2039
                    Corona(1)                       9,000            26.43        GoodYear Tire                       2007/2037
                    Downey                         39,000            12.90        Alberston's Inc.                    2007/2037
                    El Toro (12)                   11,000            11.74        GoodYear Tire                       2009/2039
                    Huntington Beach               44,000            12.61        Albertson's Inc.                    2009/2039
                    Indio(1)                       10,000            22.70        GoodYear Tire                       2007/2037
                    Lancaster                      42,000            12.75        Albertson's Inc.                    2009/2039
                    Livermore(1) (13)              53,000             5.22        Albertson's Inc.                    2006/2036
                    Lomita(1)                      33,000            10.24        Albertson's Inc.                    2008/2033
                    Mammoth Lakes(1)               44,000            18.33        Safeway, Inc.                       2007/2037
                    Morgan Hill (12)               10,000             6.90        GoodYear Tire                       2009/2039
                    Paso Robles (6)                 7,000             4.70        CSK Auto                            2009/2039
                    Pinole(1)                      58,000             7.16        Albertson's Inc.                    2011/2036
                    Pleasanton                    175,000             6.73        Federated Department Stores         2012/2040
                    Redlands (12)                  11,000             5.52        GoodYear Tire                       2009/2039
                    San Diego(1)                  226,000             7.08        Nordstrom, Inc.                     2016/2036
                    Santa Monica                  150,000             5.74        Federated Department Stores         2012/2040
                    Santa Rosa (13)                22,000             5.25        Albertson's Inc.                    2006/2036
                    Simi Valley(1)                 40,000            12.03        Albertson's Inc.                    2008/2038
                    Tustin (1) (9)                 72,000             1.99        Mervyn's                            2009/2033
                    Union City (12)                10,000             7.32        GoodYear Tire                       2009/2039
                    Ventura(1)                     40,000            19.92        City of Buenaventura                2013/2013
                    Yorba Linda (12)               11,000             7.62        GoodYear Tire                       2009/2039

Colorado            Aurora(13)                     41,000             6.96        Albertson's Inc.                    2005/2035
                    Aurora(1)                      42,000             5.06        Albertson's Inc.                    2006/2036
                    Aurora(1)                      24,000            21.26        Safeway, Inc.                       2007/2037
                    Littleton(13)                  29,000             6.50        Albertson's Inc.                    2005/2035
                    Littleton                      39,000            12.17        Albertson's Inc.                    2009/2039

Florida             Bradenton                      60,000            12.16        Albertson's Inc.                    2007/2037
                    Cape Coral                     30,000            14.85        Albertson's/Lucky Stores            2008/2038
                    Casselberry(1)                 68,000            11.26        Albertson's Inc.                    2007/2037
                    Gainesville                    41,000            12.53        Albertson's/Lucky Stores            2008/2038
                    Largo(13)                      54,000             4.00        Albertson's Inc.                    2005/2035
                    Largo                          40,000            14.86        Albertson's/Lucky Stores            2008/2038
                    Largo                          30,000            12.95        Albertson's/Lucky Stores            2008/2038
                    Orlando(1)                     58,000             5.67        Albertson's Inc.                    2006/2036
                    Pinellas Park                  60,000            11.74        Albertson's Inc.                    2007/2037
                    Port Richey(1)                 54,000             5.09        Albertson's Inc.                    2005/2035
                    Tallahassee(1)(13)             54,000             3.05        Albertson's Inc.                    2005/2035
                    Venice (13)                    42,000             5.76        Albertson's Inc.                    2006/2036

Georgia             Atlanta(1)                      6,000            28.94        Bank South, N.A.                    2009/2039
                    Atlanta(1)                      4,000            32.56        Bank South, N.A.                    2009/2039
                    Chamblee(1)                     5,000            31.30        Bank South, N.A.                    2009/2039

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
                    Cumming(1)                     14,000            22.58        Bank South, N.A.                    2009/2039
                    Duluth(1)                       9,000            23.18        Bank South, N.A.                    2009/2039
                    Forest Park(1)                 15,000            21.71        Bank South, N.A.                    2009/2039
                    Jonesboro(1)                    5,000            25.51        Bank South, N.A.                    2009/2039
                    Stone Mountain (1)              6,000            26.95        Bank South, N.A.                    2009/2039

Idaho               Boise                          37,000            15.76        Albertson's Inc.                    2007/2037
                    Boise(1)                       43,000             8.05        Albertson's Inc.                    2008/2038

Illinois            Freeport                       30,000            12.77        Albertson's/Lucky Stores            2008/2038
                    Rock Falls                     28,000            14.57        Albertson's/Lucky Stores            2008/2038

Indiana             Carmel                         39,000             4.11        Marsh Supermarkets, Inc.            2008/2038
                    Lawrence                       29,000             6.72        Marsh Supermarkets, Inc.            2008/2038

Kentucky            Louisville(1)                  10,000            11.57        The Kroger Co.                      2006/2011
                    Louisville(1)                  40,000            16.45        The Kroger Co.                      2006/2036

Louisiana           Baton Rouge                    58,000            12.21        Albertson's Inc.                    2007/2037
                    Minden                         35,000            11.55        Safeway, Inc.                       2007/2037

Montana             Billings(1)                    41,000             9.05        Safeway, Inc.                       2007/2015
                    Bozeman(1)(13)                 21,000             4.31        Albertson's Inc.                    2005/2030

Nebraska            Omaha                          73,000             5.32        Albertson's Inc.                    2006/2036
                    Omaha                          66,000            10.71        Albertson's Inc.                    2007/2037
                    Omaha                          67,000            10.99        Albertson's Inc.                    2007/2037

Nevada              Las Vegas(13)                  38,000             4.45        Albertson's Inc.                    2005/2035
                    Las Vegas(1)                   60,000             7.57        Albertson's Inc.                    2011/2021
                    Las Vegas(1)                   38,000            14.13        Albertson's Inc.                    2008/2023
                    Las Vegas (6)                   3,000             8.25        CSK Auto                            2009/2039
                    Reno(1)                        42,000            13.16        Albertson's Inc.                    2007/2037

New Jersey          Garwood(1)                     52,000            11.91        Pathmark                            2006/2021

New Mexico          Albuquerque(1)                 35,000            18.70        Safeway, Inc.                       2007/2037
                    Farmington (6)                  3,000             5.20        CSK Auto                            2009/2039
                    Las Cruces                     30,000            14.64        Albertson's Inc.                    2007/2037

New York            Portchester(1)                 59,000            18.89        Pathmark                            2008/2023

North Carolina      Charlotte                      34,000             2.90        Food Lion Stores, Inc.              2008/2038
                    Concord                        32,000             6.09        Food Lion Stores, Inc.              2008/2038
                    Jacksonville                   23,000             3.63        Food Lion Stores, Inc.              2008/2038
                    Jefferson(1)                   23,000             3.17        Food Lion Stores, Inc.              2008/2013
                    Lexington(1)                   23,000             6.02        Food Lion Stores, Inc.              2008/2038
                    Thomasville                    21,000             5.07        Food Lion Stores, Inc.              2008/2038

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
Ohio                Cincinnati(1)                  26,000            14.39        The Kroger Co.                      2006/2011
                    Columbus(1)                    34,000            23.44        The Kroger Co.                      2006/2036
                    Franklin                       29,000             3.83        Marsh Supermarkets, Inc.            2008/2038

Oklahoma            Lawton(1)                      31,000            10.84        Safeway, Inc.                       2009/2039

Oregon              Beaverton                      42,000            13.02        Albertson's Inc.                    2009/2039
                    Grants Pass(1)                 34,000             8.65        Safeway, Inc.                       2009/2039
                    Portland                       42,000             8.29        Albertson's Inc.                    2006/2036
                    Salem                          52,000             7.81        Albertson's Inc.                    2009/2039

Pennsylvania        Doylestown                      4,000            38.81        Meritor Savings Bank                2008/2038
                    Lansdale                        4,000            41.04        Meritor Savings Bank                2008/2038
                    Lima                            4,000            44.66        Meritor Savings Bank                2008/2038
                    Philadelphia                   50,000            13.96        Pathmark                            2010/2035
                    Philadelphia                    4,000            36.58        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            52.19        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            11.77        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            42.99        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            49.12        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            38.81        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            39.09        Meritor Savings Bank                2008/2038
                    Philadelphia                    4,000            55.26        Meritor Savings Bank                2008/2038
                    Richboro                        4,000            36.02        Meritor Savings Bank                2008/2038
                    Wayne                           4,000            52.75        Meritor Savings Bank                2008/2038

South Carolina      Moncks Corner(1)               23,000             2.69        Food Lion Stores, Inc.              2008/2018

Tennessee           Chattanooga(1)                 42,000            16.81        The Kroger Co.                      2008/2038
                    Paris(1)                       31,000            15.04        The Kroger Co.                      2008/2038

Texas               Carrolton(1)                   61,000             8.24        Skaggs Alpha Beta                   2006/2036
                    Dallas(1)                      68,000             7.89        The Kroger Co.                      2006/2019
                    Dallas (6)(16)                  3,000             0.92        Rent a Tire                           2005
                    El Paso (6)                     3,000             7.79        CSK Auto                            2009/2039
                    El Paso (6)                     3,000             6.44        CSK Auto                            2009/2039
                    Fort Worth(1)                  44,000            13.72        Safeway, Inc.                       2007/2037
                    Garland                        40,000            17.05        Safeway, Inc.                       2007/2037
                    Granbury(1)                    35,000            12.15        Safeway, Inc.                       2007/2037
                    Grand Prairie(1)               49,000            10.02        Safeway, Inc.                       2009/2039
                    Greenville(1)                  48,000             4.20        Safeway, Inc.                       2006/2036
                    Hillsboro(1)                   35,000             9.62        Safeway, Inc.                       2007/2037
                    Houston(1)                     52,000            14.45        The Kroger Co.                      2006/2036
                    Lubbock(1)(13)                 54,000             2.66        Albertson's Inc.                    2005/2035
                    Lubbock (6)                     3,000             8.52        CSK Auto                            2009/2039
                    Midland                        60,000            10.53        Albertson's Inc.                    2009/2039
                    Rockdale(16)                   44,000             2.78        Wal-Mart Stores, Inc.               2005/2035
                    Taylor(16)                     62,000             0.86        Wal-Mart Stores, Inc.               2005/2035
                    Texarkana (13)                 46,000             4.72        Albertson's Inc.                    2006/2036
                    Woodville(16)                  44,000             0.91        Wal-Mart Stores, Inc.               2005/2035

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
Utah                Bountiful(1)                   50,000             5.76        Albertson's Inc.                    2011/2016
                    Sandy(1)                       42,000             4.78        Albertson's Inc.                    2006/2016

Virginia            Staunton(1)                    23,000             7.20        Food Lion Stores, Inc.              2008/2038

Washington          Bothell(1)(13)                 28,000             3.45        Albertson's Inc.                    2005/2035
                    Edmonds(1)(13)                 35,000             3.49        Albertson's Inc.                    2005/2025
                    Everett                        35,000            17.22        Albertson's Inc.                    2007/2037
                    Federal Way                    42,000             9.76        Albertson's Inc.                    2007/2037
                    Graham(1)                      45,000             9.22        Safeway, Inc.                       2009/2039
                    Kent                           42,000            12.99        Albertson's Inc.                    2009/2039
                    Milton(1)                      45,000            10.63        Safeway, Inc.                       2009/2039
                    Port Orchard(1)                28,000             4.52        Albertson's Inc.                    2005/2025
                    Redmond(1)                     45,000            11.26        Safeway, Inc.                       2009/2039
                    Spokane(13)                    42,000             5.16        Albertson's Inc.                    2005/2035
                    Spokane(1)                     39,000             9.63        Safeway, Inc.                       2009/2039
                    Woodinville(1)                 30,000             5.77        Albertson's Inc.                    2006/2031

Wyoming             Cheyenne(13)                   31,000             3.85        Albertson's Inc.                    2006/2036
                    Evanston                       10,000             3.91        Key Bancshares of Wyoming             2009
                    Evanston (15)                  28,000                         Vacant                                  -
                                                                         -
                                               ----------            -----

           TOTAL/AVERAGE RETAIL                 5,427,000             9.41
                                               ==========            =====

OTHER:

Arizona             Flagstaff                      10,000               --        Vacant  (2)                            --
                    Sun City                       10,000            15.00        Furr's Restaurant Group (2)           2012

California          Colton                        668,000             3.52        Stater Bros. Markets                2008/2038
                    El Segundo(4)                 959,000            16.10        Raytheon                            2008/2038
                    Long Beach(1)(3)              201,000            14.88        Raytheon                            2008/2038
                    Palo Alto(1)                  123,000            32.37        Xerox Corporation                   2008/2013

Colorado            Ft. Collins                    10,000            24.96        Lithia Motors (2)                     2012

Florida             Orlando(1)                    205,000             5.89        Walgreen Co.                        2006/2031

Maine               North Berwick                 821,000             3.03        United Technologies Corp.           2010/2035

New Mexico          Carlsbad                       10,000            15.00        Furr's Restaurant Group (2)           2012

New York            Saugerties (10)                52,000             2.35        Rotron, Inc.                        2009/2029

Pennsylvania        New Kingston(1)               430,000             2.84        Hershey Foods Corporation           2008/2038

South Carolina      Myrtle Beach(1)                37,000             3.88        Food Lion Stores, Inc.              2008/2028

                                                Approximate           2005                                              Lease
                                                 Leaseable       Annualized Base                                     Expiration/
                                                  Building      Rent Per sq. ft.                                        Option
                         Location              Square Footage          ($)               Principal Tenant             Expiration
                         --------              --------------          ---               ----------------             ----------
Tennessee           Franklin(1)                   289,000             5.10        United Technologies Corp.           2008/2038
                    Memphis                       780,000             3.67        Sears Roebuck & Company             2007/2037

Texas               Lewisville                    256,000             5.89        Xerox Corporation                   2008/2038
                    Corpus Christi                 10,000            15.00        Furr's Restaurant Group (2)           2012
                    El Paso                        10,000            15.00        Furr's Restaurant Group (2)           2012
                    McAllen                        10,000            15.00        Furr's Restaurant Group (2)           2012
                    Victoria                       10,000            15.00        Furr's Restaurant Group (2)           2012

Wisconsin           Windsor(1)                    356,000             7.52        Walgreen Co.                        2007/2032
                                              -----------           ------

           TOTAL/AVERAGE OTHER                  5,257,000             7.54
                                              ===========           ======

           GRAND TOTAL/AVERAGE                 18,036,000            13.72
                                              ===========           ======

----------

(1)   Land held in land estate or pursuant to ground lease.
(2)   See "- Property Matters" below for information on these properties.
(3)   55% interest owned by your partnership.
(4)   53% interest owned by your partnership.
(5)   99% interest owned by your partnership.
(6)   49.9% interest owned by your partnership.
(7)   62.2% interest owned by your partnership.
(8)   45.19% interest owned by your partnership.
(9)   68.68% interest owned by your partnership.
(10)  57.75% interest owned by your partnership.
(11)  60.5% interest owned by your partnership.
(12)  32.1% interest owned by your partnership.
(13) Your partnership received notice from Albertson's, Inc. ("Albertsons") exercising a purchase option in accordance with their lease on fifteen of your partnership's properties. Your partnership rejected this offer. The tenant could have elected to terminate the lease on July 1, 2004 for ten properties, October 1, 2004 for 3 properties and February 1, 2005 for 2 properties but extended its lease for eighteen months until December 31, 2005, March 31, 2006 and July 31, 2006, respectively. Rent during the eighteen month period is at the renewal rates. Albertsons still has a series of five year renewal options. As a condition of the rejection of the Albertson's purchase offer, your partnership was required to pay off the existing first mortgage debt of approximately $4,231,000, 40 days prior to the purchase option sale dates of July 1, 2004, October 1, 2004 and February 1, 2005, respectively.
(14) The lease on this property expired June 30, 2004 and the property is now vacant.
(15) The lease on this property expired March 31, 2004 and the property is now vacant.
(16) The tenant has notified your partnership that they will not renew their lease. Annualized base rent per square foot reflects rent through the remaining term of the lease.

      Property Matters. On January 22, 2002, Kmart Corporation, a tenant at 12 of your partnership's properties, filed for protection under Chapter 11 of the United States Bankruptcy Code. Kmart had the right to either accept or reject the leases. Kmart elected to reject the leases, which caused an immediate termination of such leases. Your partnership re-leased 9 of the properties to Furr's Restaurant Group for 10-year lease terms, one of the properties to Lithia Motors for a 10-year lease term and another property for use as a restaurant for a 5-year lease term. The tenant of the restaurant subsequently defaulted on its lease. Your partnership pursued a claim against Kmart in the Bankruptcy Court. The Bankruptcy Court has ordered that your partnership be awarded a Lease Rejection Claim of $3,000,000. The claim will be satisfied in accordance with the terms of Kmart's confirmed plan of reorganization. As part of this plan, your partnership received 17,830 common shares of Kmart Holding Corporation stock on January 1, 2005 having an estimated value of $1,783,000. Your partnership subsequently sold the stock on February 15, 2005 for $1,767,991. Your partnership anticipates receiving additional stock at a future time to satisfy the remaining balance of the claim. In January 2003, Furr's Restaurant Group filed for protection under Chapter 11 of the Bankruptcy Code and subsequently rejected the lease on 3 sites. The remaining sites continue to be leased to Furr's through 2012, and your partnership pursued a claim against Furr's in the Bankruptcy Court for the 3 rejected sites. On May 14, 2004 your partnership was awarded a net total of $304,967 on this claim by the Bankruptcy Court. Furr's also has the right to reject the lease that now covers the remaining sites. The aggregate annual rent for the 7 sites that are presently leased is approximately $1,269,600 compared to the approximately $1,885,000 that was scheduled to be received from Kmart on the 12 properties during its first renewal term, which would have begun in February 2003. Your partnership has purchased the land underlying all of the 12 original Kmart sites for $250,000. In 2003, your partnership sold two of the vacant sites for $2,525,000. After satisfying existing mortgage indebtedness and closing costs, there were no net proceeds to your partnership. In 2004, your partnership sold two more vacant sites for $2,100,000. There were approximately $1,955,000 of net proceeds to your partnership after paying closing costs. On January 6, 2005, your partnership sold the remaining vacant property and received net proceeds of approximately $2,181,000.

      In November 2002, your partnership received notice from the tenant of a property located in Stuart, Florida exercising the economic discontinuance provisions of its lease. Under the terms of the notice, the tenant proposed to terminate the lease effective July 11, 2003 and to purchase the property for $631,000, an amount which would have been insufficient to satisfy existing mortgage indebtedness. Your partnership rejected the offer and satisfied the existing first mortgage of approximately $531,000. Your partnership sold the property for a net sales price of approximately $1,800,000 in October 2004. Approximately $1,189,000 of proceeds were used to make principal payments on your partnership's loan with Fleet National Bank and T-Two Partners.

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

      In 2004, your partnership sold 21 retail properties owned by it and others which were formerly leased to CSK Auto for approximately $4,538,000. After closing costs and adjustments, the net sales proceeds were approximately $4,152,000, approximately $1,459,000 of which was used to pay off debt to T-Two Partners.

      In March 2004, your partnership sold 3 retail properties formerly leased to Key Bancshares of Wyoming for $1,948,000. After closing costs and adjustments, the net sales proceeds were approximately $1,860,000, approximately $1,351,000 of which was used to pay off debt to T-Two Partners and Fleet National Bank.

      In April 2004, your partnership sold a property located in Philadelphia, Pennsylvania for $300,000. After payment of closing costs, your partnership used sale proceeds to pay approximately $83,000 of principal owed to T-Two Partners and approximately $138,000 to Fleet National Bank. The lease on this property had been terminated effective July 1, 2003. The tenant made a $276,576 early termination payment, $160,803 of which was applied to payoff the existing first mortgage indebtedness.

      Also in April 2004, your partnership sold 2 properties owned by it in Aurora, Colorado and Mint Hill, North Carolina for $2,945,000 and $402,000, respectively. After closing costs, your partnership paid approximately $557,000 towards principal on your note owed to T-Two Partners and $1,716,000 on your note to Fleet National Bank. The Aurora, Colorado property had formerly been leased to Alberston's Inc. and your partnership had previously rejected an offer by Alberston's to purchase the property pursuant to the economic discontinuance provisions of the lease.

      In May 2004, your partnership sold a property located in Champaign, Illinois to Lucky Stores, Inc. Lucky Stores, Inc. was the tenant at the property and exercised their option to purchase the property pursuant to the lease. The purchase price was approximately $879,000. Your partnership also received a $942,189 lease termination payment. Your partnership used approximately $782,000 to pay down your loan with T-Two Partners and $212,000 to pay down your loan with Fleet National Bank.

      On July 29, 2004, your partnership sold 25 properties to Vornado Realty Trust, a limited partner in your partnership and an affiliate of your partnership's general partner, for a sales price of $63,800,000. The price paid by Vornado Realty Trust was in excess of an offer received from an unaffiliated third party. Your partnership used sales proceeds of $31,541,000 to pay off contract right debt of which approximately $31,016,000 was paid to T-Two Partners and approximately $23,733,000 to pay down the note payable to Fleet National Bank.

      During the second quarter of 2004, your partnership recorded a $9,600,000 impairment loss on a property located in Bedford, Texas. The impairment loss, which is included in loss from discontinued operations in the Statement of Operations, was recorded as a result of the existing tenant notifying your partnership of their intention not to renew their existing lease that expired June 30, 2004. Your partnership is attempting to sell the property.

      During the third quarter of 2004, your partnership recorded a $3,200,000 impairment loss on a property located in New Kingston, Pennsylvania which is included in loss for discontinued operations. Your partnership is negotiating a contract to sell the property and anticipates closing in the second quarter of 2005.

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

      In June 2004, your partnership acquired the land underlying a property located in Bedford, Texas. The land was acquired from an unrelated third party for approximately $2,600,000.

Mortgage Indebtedness of Your Partnership

      Mortgage Loans. Of your partnership's properties, all but 77 properties are secured by one or more first mortgage loans. As of December 31, 2004, the first mortgage indebtedness (exclusive of indebtedness on properties being marketed for sale that are included in discontinued operations), together with the second mortgage indebtedness on a property in El Segundo, California, in which your partnership has a 53% interest, had an aggregate outstanding principal balance of $478,939,000 with interest at rates ranging from 5.0% per annum to 10.4% per annum and maturities at various dates from March 1, 2005 to January 1, 2024. Most of these mortgage loans are prepayable only with a yield maintenance payment or prepayment penalty. The weighted average interest rate on these loans is 8% per annum, and there were no variable rate loans at December 31, 2004.

      The following is a summary of scheduled principal maturities, by year, under the mortgage debt described in the previous paragraph.

              Year                                        Amount
              ----                                        ------

              2005...............................     $  98,397,000
              2006...............................       131,481,000
              2007...............................        91,720,000
              2008...............................        68,399,000
              2009...............................        34,221,000
              Thereafter.........................        54,721,000
                                                      -------------
              Total..............................     $ 478,939,000
                                                      =============

      Second Mortgage Loans. A number of your partnership's properties are encumbered by second mortgage loans. As of December 31, 2004, this second mortgage indebtedness, which is referred to in our financial statements as contract right mortgage notes, had an aggregate outstanding principal balance, excluding discontinued operations of $263,072,000, with interest at rates ranging from 8.11% per annum to 13.9% per annum and matured at various dates from January 1, 2008 to January 1, 2025. Each of the loans is prepayable at any time without premium or penalty subject to the prior or simultaneous satisfaction of the underlying first mortgage loans. The weighted average interest rate on these mortgage loans is 10.7% per annum. There are no variable interest rates on these loans.

      The following is a summary of scheduled principal payable as of December 31, 2004, by year, under the junior mortgage debt described in the previous paragraph.

                Year                                        Amount
                ----                                        ------

                2005...............................     $   9,213,000
                2006...............................        10,244,000
                2007...............................        17,963,000
                2008...............................        21,214,000
                2009...............................        19,609,000
                Thereafter.........................       184,829,000
                                                        -------------
                Total..............................     $ 263,072,000
                                                        =============

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

ITEM 3. LEGAL PROCEEDINGS

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, your partnership's general partner and various affiliates of your partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk partnerships who are unaffiliated with the general partner and who received limited partnership units in the exchange, units in your partnership equal to 1% of the outstanding units; (ii) your partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders who were entitled to receive units in the exchange transaction; and (iii) your partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk partnerships who were entitled to receive cash in the exchange. Your partnership accrued $3.5 million with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003. In April 2004, your partnership paid out $3.5 million with respect to this matter. A hearing has been set for April 11, 2005, at which time it is expected that the Court will approve the allocation of the 1% of outstanding units for distribution.

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

                                     PART II

ITEM 5. MARKET FOR LIMITED PARTNERSHIP UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

      There is no established public trading market for the units. As of December 31, 2004, there were 1,360 holders of record of units.

Distributions

      Since January 1, 2003 your partnership has made the following distributions aggregating approximately $80,837,000.

                   Date                         Per Unit Distribution
                   ----                         ---------------------

                   2/03                                  $.75
                   4/03                                 $2.22 (1)
                   5/03                                  $.80
                   8/03                                  $.85
                  11/03                                  $.90
                   2/04                                 $1.75
                   5/04                                 $1.80
                   9/04                                 $1.85
                  11/04                                 $1.90

----------
(1) This distribution represents proceeds from the sale of your partnership's property that was leased to Kaiser Aluminum.

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

Purchase of Units

      Your partnership repurchased 1,729 of its units during the fourth quarter of 2004.

                                       Units
                                    Repurchased              Price Per Unit
                                    -----------              --------------

               October                    597                  $   35.00
               November                 1,132                  $   35.00
               December                     -                          -
                                       ------
                                        1,729
                                       ======

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following financial data are derived from the audited consolidated financial statements of your partnership for the years ended December 31, 2004, 2003 and 2002 and from the combined consolidated financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC ("Predecessor Entity") for the years ended December 31, 2001 and 2000. The financial data set forth below should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below and "The Consolidated Financial Statements" and the notes thereto appearing elsewhere in this report.

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

                                                Year Ended December 31,
                                           (In thousands, except unit data)
                          -------------------------------------------------------------------

                             2004           2003          2002          2001          2000
                                                                    Predecessor   Predecessor
---------------------------------------------------------------------------------------------
Total Revenue             $  249,528    $  262,153    $  251,886    $  258,975    $   35,255

Income from Continuing
   Operations                 97,942        89,903        93,891        46,387        40,004

Income from Continuing
   Operations per Unit         15.50         14.20         15.34            --            --

Total Assets               1,237,129     1,384,094     1,476,623     1,476,922       434,974

Long Term Debt               907,339     1,104,231     1,238,494     1,024,539       157,058
Cash Distributions
   per Unit               $     7.30    $     5.52    $    32.16    $       --    $       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At December 31, 2004 your partnership owned an interest in 188 Newkirk properties and limited partnership interests in seven partnerships which own 22 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases. Approximately 90% of the original lease terms expire between 2005 and 2009. There are three properties which are vacant and not leased which represent approximately 245,000 square feet of your partnership's Newkirk properties. The remaining 17,791,000 square feet or 98.6% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by nine other partnerships.

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

      The level of liquidity based on cash and cash equivalents experienced a $8,318,000 decrease at December 31, 2004 as compared to December 31, 2003. The decrease was due to net cash provided by operating activities of $151,483,000 and net cash provided by investing activities of $95,492,000, which were more than offset by net cash used in financing activities of $255,293,000. Net cash provided by operating activities consisted of $146,159,000 from continuing operations and $5,324,000 from discontinued operations. Net cash provided by investing activities included $98,771,000 of net proceeds from disposal of real estate and $389,000 of distributions from partnership interests, which were partially offset by land acquisitions of $2,557,000 and investments in limited partnership interests of $1,111,000. Net cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $48,350,000, principal payments on mortgage, contract right and notes payable of $152,813,000 and partner distributions of $46,106,000. At December 31, 2004, your partnership had $29,533,000, of which $8,216,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

A summary of your partnership's obligations excluding discontinued operations is as follows:

                                                           (in thousands)
                                                       Payment due by period
                                 ------------------------------------------------------------------
                                                Less than        1-3           3-5        More than
                                    Total         1 year        years         years        5 years
Mortgage Notes and               $  489,955    $  109,413    $  223,201    $  102,620    $   54,721
   Accrued Interest Payable
Contract Right Mortgage
   Notes and Accrued Interest       354,197        22,060        47,525        53,247       231,365
   Payable
Note Payable                        165,328            --       165,328            --            --
Ground Lease Obligations              9,309         3,013         4,174         1,944           178
                                 ----------    ----------    ----------    ----------    ----------

Total                            $1,018,789    $  134,486    $  440,228    $  157,811    $  286,264
                                 ==========    ==========    ==========    ==========    ==========

Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. Currently, your partnership believes it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. There are no amounts that have been advanced under the credit line.

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

      Your partnership has determined that T-Two Parners is a variable interest entity but that your partnership is not the primary beneficiary of the variable interest entity.

Other Matters

      Your partnership received notice from Albertson's indicating that it intended to exercise its right to terminate the lease for the supermarket property located in Stuart, Florida. In accordance with the economic discontinuance provision of its lease, Albertson's made a rejectable offer to purchase the property for an amount stipulated in the lease of approximately $631,000. Your partnership elected to reject the offer. As a result of the rejection, your partnership was required to payoff the first mortgage encumbering the property, which had a balance of approximately $531,000. Your partnership satisfied the first mortgage using its cash reserves. Your partnership sold this property in October 2004 for a sale price of $1,950,000.

      Your partnership received notice from Albertsons exercising a purchase option in accordance with their lease on fifteen of your partnership's properties. Your partnership rejected this offer. If your partnership accepted the offer, the sale would have been effective July 1, 2004 for 10 properties, October 1, 2004 for 3 properties and February 1, 2005 for 2 properties. Since your partnership rejected this offer, the tenant elected to extend its lease for eighteen months until December 31, 2005, March 31, 2006 or July 31, 2006, respectively. Rent during the eighteen month period is at the renewal rates. Alberstons still has a series of five year renewal options.

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

      In 2004, your partnership sold 21 retail properties owned by it and others which were formerly leased to CSK Auto for approximately $4,538,000. After closing costs and adjustments, the net sales proceeds were approximately $4,152,000, approximately $1,459,000 of which was used to pay off debt to T-Two Partners.

      In March 2004, your partnership sold 3 retail properties formerly leased to Key Bancshares of Wyoming for $1,948,000. After closing costs and adjustments, the net sales proceeds were approximately $1,860,000, approximately $1,351,000 of which was used to pay off debt to T-Two Partners and Fleet National Bank.

      In April 2004, your partnership sold a property located in Philadelphia, Pennsylvania for $300,000. After payment of closing costs, your partnership used sale proceeds to pay approximately $83,000 of principal owed to T-Two Partners and approximately $138,000 to Fleet National Bank. The lease on this property had been terminated effective July 1, 2003. The tenant made a $276,576 early termination payment, $160,803 of which was applied to payoff the existing first mortgage indebtedness.

      Also in April 2004, your partnership sold 2 properties owned by it in Aurora, Colorado and Mint Hill, North Carolina for $2,945,000 and $402,000, respectively. After closing costs, your partnership paid approximately $557,000 towards principal on your note owed to T-Two Partners and $1,716,000 on your note to Fleet National Bank. The Aurora, Colorado property had formerly been leased to Alberston's Inc. and your partnership had previously rejected an offer by Alberston's to purchase the property pursuant to the economic discontinuance provisions of the lease.

      In May 2004, your partnership sold a property located in Champaign, Illinois to Lucky Stores, Inc. Lucky Stores, Inc. was the tenant at the property and exercised their option to purchase the property pursuant to the lease. The purchase price was approximately $879,000. Your partnership also received a $942,189 lease termination payment. Your partnership used approximately $782,000 to pay down your loan with T-Two Partners and $212,000 to pay down your loan with Fleet National Bank.

      During the second quarter of 2004, your partnership recorded a $9,600,000 impairment loss on a property located in Bedford, Texas. The impairment loss, which is included in loss from discontinued operations in the Statement of Operations, was recorded as a result of the existing tenants' lease expiring June 30, 2004. Your partnership is attempting to sell the property.

      In June 2004, your partnership acquired the land underlying one of its properties in Bedford, Texas. The land was acquired from an unaffiliated party for $2,555,000.

      In June 2004, your partnership acquired for $297,500, pursuant to a tender offer, approximately 9.85% of the total limited partnership units outstanding in one partially owned consolidated partnership. The partnership currently owns approximately 45.2% of the limited partnership.

      In July 2004, your partnership acquired for $472,500 and $325,000, pursuant to two separate tender offers, approximately 7% and 4.5% of the total limited partnership units outstanding in two partially owned partnerships. Your partnership currently owns approximately 62.2% in one of the partnerships whose operations are consolidated and 45.3% in the other partnership.

      During the third quarter of 2004, your partnership recorded a $3,200,000 impairment loss on a property located in New Kingston, Pennsylvania which is included in loss from discontinued operations. Your partnership is negotiating a contract to sell the property and anticipates closing in the second quarter of 2005.

      On July 29, 2004, your partnership sold 25 properties to Vornado, a limited partner in your partnership and an affiliate of your partnership's general partner, for a sales price of $63,800,000. The price paid by Vornado Realty Trust was in excess of an offer received from an unaffiliated third party. Your partnership used sales proceeds of $31,500,000 to pay off contract right debt and $23,700,000 to pay down the note payable netting approximately $8,600,000 of cash. For financial reporting purposes, your partnership recognized a net gain on the sale of the properties of approximately $38,700,000.

Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Income from Continuing Operations

      Income from continuing operations increased by $8,039,000 to $97,942,000 for the year ended December 31, 2004 from $89,903,000 for the year ended December 31, 2003. As more fully described below, this increase is attributable to a decrease in total expenses of $20,205,000 and an increase in equity in income from investments in limited partnerships of $608,000 which was partially offset by an increase in minority interest expense of $149,000 and a decrease in total revenue of $12,625,000.

Rental Income

      Rental income decreased by $12,701,000 or approximately 5% to $246,062,000 for the year ended December 31, 2004 from $258,763,000 for the year ended December 31, 2003. The decrease was primarily due to lower rental income on lease renewals or renegotiations. Leased square footage at December 31, 2004 and 2003 is approximately 99%.

Interest Income

      Interest income increased by $162,000 or approximately 5% to $3,134,000 for the year ended December 31, 2004 from $2,972,000 for the year ended December 31, 2003. The increase was primarily due to interest income of $456,000 on a loan to T-Two Partners, which was partially offset by a decrease in interest income of $107,000 on a note held by Newkirk Finco LLC and decreases in overall invested cash balances.

Management Fees

      Management fees decreased by $86,000 or approximately 21% to $332,000 for the year ended December 31, 2004 from $418,000 for the year ended December 31, 2003. The decrease is attributable to fewer properties under management.

Interest Expense

      Interest expense decreased by $13,832,000 or approximately 13% to $88,971,000 for the year ended December 31, 2004 compared to $102,803,000 for the year ended December 31, 2003. The decrease was primarily due to loan payoffs of $48,350,000, normal scheduled principal payments of $109,785,000 and payments on the note payable of $43,028,000 and assumption of debt on a sold property of $28,460,000.

Depreciation

      Depreciation expense remained relatively consistent at $36,044,000 for the year ended December 31, 2004 compared to $36,067,000 for the year ended December 31, 2003.

General and Administrative

      General and administrative expenses decreased by $5,053,000 or approximately 44% to $6,333,000 for the year ended December 31, 2004 compared to $11,386,000 for the year ended December 31, 2003. The decrease is primarily the result of a $4,437,000 decrease in legal costs due to a $3,600,000 legal settlements in 2003.

Amortization Expense

      Amortization expense decreased by $1,934,000 or approximately 41% to $2,796,000 for the year ended December 31, 2004 as compared to $4,730,000 for the year ended December 31, 2003. The decrease in amortization expense is primarily the result of the refinancing of the Fleet debt.

Ground Rent

      Ground rent expense increased by $16,000 to $3,067,000 for the year ended December 31, 2004 as compared to $3,051,000 for the year ended December 31, 2003. The increase in ground rent expense is primarily the result of increases in ground rent rates for two partnerships.

State Income Taxes

      State income tax expense increased by $621,000 or approximately 82% to $1,379,000 for the year ended December 31, 2004 compared to $758,000 for the year ended December 31, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $608,000 or approximately 30% to $2,662,000 for the year ended December 31, 2004 compared to $2,054,000 for the year ended December 31, 2003. This increase was due to additional purchases of equity positions in limited partnerships.

Minority Interest Expense

      Minority interest expense increased by $149,000 or approximately 1% to $15,658,000 for the year ended December 31, 2004 compared to $15,509,000 for the year ended December 31, 2003. The increase was the result of increased profitability at the non-wholly owned partnerships.

Discontinued Operations

      During the year ended December 31, 2004, your partnership sold 58 properties for a combined net sales price of $127,231,000. Your partnership recognized a net gain on disposal of these properties of $49,350,000. During the year ended December 31, 2003, your partnership sold fourteen properties for a combined net sales price of $156,409,000. Your partnership recognized a net gain on disposal of these properties of $29,514,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002.

Income from Continuing Operations

      Income from continuing operations decreased by $3,988,000 to $89,903,000 for the year ended December 31, 2003 from $93,891,000 for the year ended December 31, 2002. As more fully described below, this decrease is attributable to an increase in total expenses of $8,917,000 and an increase in minority interest expense of $7,392,000, which was partially offset by an increase in total revenue of $10,267,000 and an increase in equity in income from investments in limited partnerships of $2,054,000.

Rental Income

      Rental income increased by $10,922,000 or approximately 4% to $258,763,000 for the year ended December 31, 2003 from $247,841,000 for the year ended December 31, 2002. The increase was primarily due to five newly acquired consolidated partnerships which contributed approximately $13,810,000 in rental income. This increase was partially offset by lower rental income received from properties previously leased by Kmart of $555,000 and lower rental income on lease renewals or renegotiations of $2,333,000.

Interest Income

      Interest income decreased by $311,000 or approximately 9% to $2,972,000 for the year ended December 31, 2003 from $3,283,000 for the year ended December 31, 2002. The decrease was due to the payoff of a loan receivable and overall lower interest rates on the invested cash balances.

Management Fees

      Management fees decreased by $344,000 or approximately 45% to $418,000 for the year ended December 31, 2003 from $762,000 for the year ended December 31, 2002. The decrease is attributable to fewer properties under management.

Interest Expense

      Interest expense decreased by $4,061,000 or approximately 4% to $102,803,000 for the year ended December 31, 2003 compared to $106,864,000 for the year ended December 31, 2002. The decrease was primarily due to loan payoffs of $266,599,000, normal scheduled principal payments of $120,111,000 and payments on the note payable of $34,110,000 and assumption of debt on a sold property of $94,918,000, which were only partially offset with proceeds from new debt of $262,338,000.

Depreciation

      Depreciation expense increased by $10,077,000 or approximately 39% to $36,067,000 for the year ended December 31, 2003 compared to $25,990,000 for the year ended December 31, 2002. The increase is primarily attributable to changing the estimated useful lives of the real estate and additional depreciation expense from five newly acquired consolidated partnerships. A significant percentage of the increase in depreciation expense relating to the change in estimated useful lives is offset by a corresponding decrease in minority interest expense.

General and Administrative

      General and administrative expenses increased by $2,292,000 or approximately 25% to $11,386,000 for the year ended December 31, 2003 compared to $9,094,000 for the year ended December 31, 2002. The increase is the result of $3,600,000 incurred related to legal settlements. This increase was partially offset by one-time organizational expenses relating to the formation of your partnership in 2002.

Amortization Expense

      Amortization expense increased by $635,000 or approximately 16% to $4,730,000 for the year ended December 31, 2003 as compared to $4,095,000 for the year ended December 31, 2002. The increase in amortization expense is the result of the refinancing of the Fleet debt which was partially offset by savings from loans which have been paid off.

Ground Rent

      Ground rent expense increased by $56,000 to $3,051,000 for the year ended December 31, 2003 as compared to $2,995,000 for the year ended December 31, 2002. The increase in ground rent expense is the result of the addition of new properties in 2003 partially offset by land purchases made in 2003.

State Income Taxes

      State income tax expense decreased by $82,000 or approximately 10% to $758,000 for the year ended December 31, 2003 compared to $840,000 for the year ended December 31, 2002. The decrease is the result of tax savings in the State of New Jersey.

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

Discontinued Operations

      During the year ended December 31, 2003, your partnership sold fourteen properties for a combined net sales price of $156,409,000. Your partnership recognized a net gain on disposal of these properties of $29,514,000. During the year ended December 31, 2002, your partnership sold two properties for a combined net sales price of approximately $3,200,000. Your partnership recognized a net loss on disposal of these properties of $983,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of SFAS No. 144.

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

      Impairment of long-lived assets. At December 31, 2004, your partnership had $1,032,797,000 of real estate (net) and $27,536,000 of real estate held for sale (net), which combined, account for approximately 86% of your partnership's total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of your partnership's buildings and improvements are dependent on the performance of the properties.

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

      If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, your partnership recognizes an impairment loss and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted. During the years ended December 31, 2004 and December 31, 2003, your partnership recorded $13,065,000 and $1,560,000, respectively, in allowances for impairment.

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

      Recently Issued Accounting Standards. None of the recently issued accounting standards had any effect on your partnership's consolidated financial statements.

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

      The fair value of your partnership's debt, based on discounted cash flows at the current market conditions and interest rates for the remaining term of such debt was less than the aggregate carrying amount by approximately $9,300,000 at December 31, 2004. The change in the fair value of your partnership's debt as of December 31, 2004 reflects the impact of the T-Two Partners refinancing affected by your partnership in November 2003.

      At December 31, 2004, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $165.3 million at December 31, 2004, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (2.51% at December 31, 2004) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                    Change in LIBOR
                                                    (In thousands)
                                          -------------------------------------
                                            1%             2%             2.49%
                                            --             --             -----

Additional interest expense               $1,653        $3,307           $4,117

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements" under "ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

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

      No change occurred in your partnership's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, your partnership's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

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

      The principal occupations and relevant affiliations of the officers of your partnership's general partner are as follows:

      Michael L. Ashner. Mr. Ashner, age 52, serves as the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of your partnership, a position he has held since January 2002 as well as the Chief Executive Officer of Winthrop Financial Associates, a Limited Partnership and its affiliates ("WFA"), a position he has held since January 1996. Mr. Ashner has been the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments, a publicly traded real estate investment trust which we refer to as First Union, since December 31, 2003 and Chairman since April 2004. Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I, Inc ("Shelbourne I"), Shelbourne Properties II, Inc. ("Shelbourne II") and Shelbourne Properties III, Inc. ("Shelbourne III"), three separate publicly traded real estate investment trusts listed on the American Stock Exchange that were recently liquidated. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings, Inc and Atlantic Entertainment Holdings, Inc., hotel and casino operators, and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Peter Braverman. Mr. Braverman, age 53, has served as the Executive Vice President of Newkirk MLP Corp. since January 2002. Mr. Braverman has also served as the Executive Vice President of WFA since January 1996. Mr. Braverman has been the President of First Union since August 2004 and was the Executive Vice President of First Union from January 2004 to such date. Mr. Braverman has also served as the Executive Vice President of Shelbourne Properties I, II and III.

      Thomas C. Staples. Mr. Staples, age 49, has been the Chief Financial Officer of Newkirk MLP Corp. since January 2002. Mr. Staples has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples has also been the Chief Financial Officer of First Union since January 2004. Since August 2002, Mr. Staples has also served as Assistant Treasurer of Shelbourne I, Shelbourne II and Shelbourne III. Mr. Staples is a certified public accountant.

      Carolyn Tiffany. Ms. Tiffany, age 38, has been the Chief Operating Officer and Secretary of Newkirk MLP Corp. since January 2002 and First Union since January 2004. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. Ms. Tiffany also served as Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne I, Shelbourne II and Shelbourne III.

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

ITEM 11. EXECUTIVE COMPENSATION

      Your partnership has no employees. Winthrop Financial Associates, an affiliate of your general partner and of the Newkirk Group, provides the services of some of its employees, including the executive officers of the manager of your partnership's general partner, to perform asset management services. Winthrop Financial Associates receives an annual fee which was originally fixed at $1,800,000 (subject to adjustment based on increases in the CPI) for its services to your partnership and 15 other affiliated partnerships. The CPI adjustment for 2004 was 2.3% bringing the fee to $1,881,952. See "ITEM
1. BUSINESS - Employees."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

Security Ownership.

      The following table sets forth the number of units held as of March 24, 2005 by (i) each person that, to our knowledge, beneficially owns more than 5% of the total number of units, (ii) each officer or director of Newkirk MLP Corp., the manager of your partnership's general partner, and (iii) the directors and executive officers of Newkirk MLP Corp. as a group.

Name and Address of                                                                  Percent of
Beneficial Owner                                              Number of Units        Total Units
----------------                                              ---------------        -----------
Michael L. Ashner                                         3,657,210 (2) (3) (5)         58.36%
Apollo Real Estate Investment Fund III, L.P.
Apollo Real Estate Advisors III, L.P.
Apollo Real Estate Management III, L.P. (1)

Vornado Realty Trust                                      1,422,400 (3) (4) (5)          22.7%
888 Seventh Avenue
New York, NY  10019

Peter Braverman                                                   0                        --

Thomas Staples                                                    0                        --

Carolyn Tiffany                                                   0                        --

All executive officers and directors                      3,657,230 (2) (3) (5)         58.36%
as a group (4 individuals)

----------
(1) The address for Apollo Real Estate Investment Fund III, L.P. ("Apollo Fund"), Apollo Real Estate Advisors III, L.P. ("Apollo Advisors"), and Apollo Real Estate Management III, L.P. ("Apollo Management") is 2 Manhattanville Road, Purchase, New York 10577. The address for Mr. Ashner and Mr. Braverman is Two Jericho Plaza, Wing A, Suite 111, Jericho, New York 11753. The address for Mr. Staples and Ms. Tiffany is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

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

(5) Pursuant to the terms of a court-approved settlement of an action, a total of approximately 61,220 units will be transferred by members of the Newkirk Group to other unitholders. Following such transfer the number of units beneficially owned by Mr. Ashner and the Apollo entities, Vornado Realty Trust and all executive officers and directors as a group will be reduced to approximately 3,608,234 (57.58%), 1,410,156 (22.50%) and
      3,608,234 (57.58%), respectively.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF LIMITED PARTNERSHIP INTERESTS

      In April 2004, your partnership exercised an option to purchase from the Newkirk Group additional limited partnership interests in two partnerships that own net leased properties in exchange for 15,539 units. Additional information on this transaction is contained in Item 7 of Amendment No. 3 to our Form 10 under the heading "Acquisition of Limited Partnership Interests" which is incorporated herein by reference.

MORTGAGE INDEBTEDNESS AND OTHER INDEBTEDNESS

      Members of the Newkirk Group own approximately 55% of the second mortgage indebtedness encumbering properties owned by your partnership in El Segundo, California. During 2004, your partnership incurred approximately $715,000 of interest expense on this mortgage indebtedness, $66,000 of which was paid to members of the Newkirk Group and the balance of which was added to the principal balance of the mortgage indebtedness. At December 31, 2004, your partnership owed approximately $15,232,000 on the second mortgage to members of the Newkirk Group.

T-TWO PARTNERS

      See "ITEM 1. BUSINESS - Description of Assets - The Subordinate Mortgage Interests" for a description of T-Two Partners, its ownership of second mortgage loans on your partnership's properties. During 2004, your partnership incurred approximately $25,041,000 of interest expense payable to T-Two Partners, $20,058,500 of which was applied to make payments on the T-Two Loan that is guaranteed by your partnership. T-Two Partners is owned by NK-CR Holdings and Holdings Subsidiary, both of which are owned by members of the Newkirk Group.

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

SALE OF PROPERTY

      See "ITEM 2. PROPERTIES - Property Matters" for information on the sale in July 2004 of 25 properties to Vornado, an affiliate of your partnership's general partner.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees for professional services rendered by Imowitz, Koenig & Co. during 2004 and 2003 were as follows:

      Audit Fees. Fees for the audit of your partnership's annual financial statements, the reviews of the financial statements in the Partnership's Forms 10-Q, the review of the financial statements in the Partnership's Form 10 and amendments thereto, and other services in connection with statutory and regulatory filings and engagements were $330,000 and $338,000 in 2004 and 2003, respectively.

      Audit Related Fees. The aggregate audit-related fees billed during 2004 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of your partnership's financial statements and not reported under "Audit Fees" were in the amount of $0 and $15,000, respectively, billed by Imowitz, Koenig & Co. and covered agreed upon procedures related to a bank financing in 2003.

      Tax Fees. Fees for tax services relating to tax compliance were $241,000 and $366,000 in 2004 and 2003, respectively.

      All Other Fees. None.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   Financial Statements

            1.    See "Index to Financial Statements" below.

            2. The following financial statement schedule should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                  III - Real Estate and Accumulated Depreciation as of December 31, 2004.

                  Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

      (b)   Exhibits

Exhibit No.                               Description
-----------                               -----------

*2.1 Agreement and Plan of Merger between the Newkirk Master Limited Partnership and each of the Merger Partnerships set forth on Schedule A, dated December 6, 2001.

*2.2 Assignment and Assumption Agreement by and between Newkirk Stock LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and VNK Corp. dated as of December 26, 2001.

*2.3 Assignment and Assumption Agreement by and between Newkirk Eastgar LLC, Newkirk Partner Interest LLC, The Newkirk Master Limited Partnership and Newkirk MLP Unit LLC dated as of December 26, 2001.

*2.4 Assignment and Assumption Agreement by and between Vornado Realty L.P., Vornado Newkirk L.L.C., The Newkirk Master Limited Partnership, and Newkirk MLP Unit LLC, dated as of December 26, 2001.

*2.5 Assignment and Assumption Agreement between Newkirk RE Associates LLC, The Newkirk Master Limited Partnership, Newkirk RE Holdings and Vornado Newkirk L.L.C. dated as of December 26, 2001.

*2.6 Assignment and Assumption Agreement by and between Newkirk Associates LLC, The Newkirk Master Limited Partnership, Newkirk NL Holdings LLC and Vornado Newkirk L.L.C. dated as of December 26, 2001.

*2.7 Agreement and Plan of Merger by and between The Newkirk Master Limited Partnership, Lanmar Associates Limited Partnership and Newkirk Lanmar L.P., dated as of December 6, 2001.

*3                Certificate of Limited Partnership of the Newkirk Master
                  Limited Partnership.

*4.1 Agreement of Limited Partnership of The Newkirk Master Limited Partnership, by and among MLP GP LLC, Newkirk Manager Corp. and all other persons who shall, pursuant to the Exchange or otherwise become limited partners of the Partnership, dated as of October 23, 2001.

*4.2 Additional provisions incorporated by reference into the Agreement of Limited Partnership of the Newkirk Master Limited Partnership.

*4.3              Limited Liability Agreement of MLP GP LLC.

Exhibit No.                               Description
-----------                               -----------

*10.1 Amended and Restated Cash Participation Agreement, dated as of January 1, 2002, by and among Newkirk GP LLC, Newkirk Capital LLC, Newkirk RE Associates LLC, Newkirk Stock LLC, Newkirk Associates LLC, Vornado Realty L.P., Vornado Newkirk L.L.C., VNK Corp., on the one hand, and Administrator LLC, as agent for itself and as agent for the persons listed on Schedule A thereto.

*10.2 Amended and Restated Pledge Agreement, dated as of January 1, 2002, by and between The Newkirk Master Limited Partnership and Administrator LLC, for itself and as agent for the parties listed on Schedule A thereto.

*10.3 Put-Call Option Agreement, dated as of January 1, 2002, by and among The Newkirk Master Limited Partnership,, NK-CR Holdings LLC and Holdings Subsidiary LLC.

*10.4 Asset Management Agreement dated as of January 1, 2002, by and between Newkirk Asset Management LLC and Winthrop Financial Associates.

*10.5 Loan Agreement, dated January 30, 2002, among The Newkirk Master Limited Partnership and Fleet National Bank and the lenders party thereto.

*10.6 Promissory Note, dated as of January 30, 2002, by The Newkirk Master Limited Partnership in favor of Fleet National Bank.

*10.7 Security Agreement, dated as of January 30, 2002, between The Newkirk Master Limited Partnership and Fleet National Bank.

*10.8 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership, Newkirk GP Holding LLC and General Partners of Participating Limited Partnerships to Fleet National Bank.

*10.9 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership to Fleet National Bank.

*10.10 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership to Fleet National Bank.

*10.11 Ownership Interest Pledge and Security Agreement, dated as of January 30, 2002, from The Newkirk Master Limited Partnership to Fleet National Bank.

**10.12 Indemnity Agreement, dated as of January 30, 2002, among Newkirk NL Holdings, LLC, Newkirk MLP Corp., Vornado Realty, L.P., Vornado Newkirk, LLC, VNK Corp., Apollo Real Estate Fund III, L.P., The Newkirk Master Limited Partnership and Fleet National Bank.

***10.13 Master Loan Agreement, dated November 24,2003, among The Newkirk Master Limited Partnership, T-Two Partners, L.P., and Fleet National Bank and the lender's party thereto.

***10.14 Master Promissory Note, dated as of November 24, 2003, by The Newkirk Master Limited Partnership in favor of Fleet National Bank.

***10.15 Security Agreement, dated as of November 24, 2003, between The Newkirk Master Limited Partnership and Fleet National Bank.

***10.16 Ownership Interest Pledge and Security Agreement, dated as of November 24, 2003, from The Newkirk Master Limited Partnership, Newkirk GP Holding LLC and General Partners of certain Limited Partnerships to Fleet National Bank.

Exhibit No.                              Description
-----------                              -----------

***10.17 Ownership Interest Pledge and Security Agreement (GMAC Partnerships), dated as of November 24, 2003, from The Newkirk Master Limited Partnership to Fleet National Bank.

***10.18 Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of November 24, 2003, from The Newkirk Master Limited Partnership to Fleet National Bank.

***10.19 Ownership Interest Pledge and Security Agreement (Finco and Capital), dated as of November 24, 2003, from The Newkirk Master Limited Partnership to Fleet National Bank.

***10.20 Amended and Restated Indemnity Agreement, dated as of November 24, 2003, among Newkirk NL Holdings, LLC, Newkirk MLP Corp., Vornado Realty, L.P., Vornado Newkirk, LLC, VNK Corp., Apollo Real Estate Fund III, L.P., The Newkirk Master Limited Partnership and Fleet National Bank.

***10.21 Guaranty from The Newkirk Master Limited Partnership to Fleet National Bank.

****10.22         Amended Stipulation of Settlement of Albert McCall, et. al.,
                  v. Newkirk Capital LLC, et al.

*****14           Code of Ethics.

****16            Letter from Deloitte & Touche LLP.

*21               List of subsidiaries of the Registrant.

31.1 Certificates of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificates of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*        Previously filed as an Exhibit to Form 10 filed on April 30, 2003.
** Previously filed as an Exhibit to Amendment No. 1 to Form 10 filed on September 10, 2003.
*** Incorporated by reference to Exhibits filed with Form 8-K dated November 24, 2003.
**** Previously filed as an Exhibit to Amendment No. 2 to Form 10 filed on February 12, 2004.
***** Previously filed as an Exhibit to Form 10-K for the year ended December 31, 2003, filed on April 5, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2005

                                          THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                          By: MLP GP LLC, its General Partner

                                          By: Newkirk MLP Corp., its Manager


                                          By: /s/ Michael L. Ashner
                                              ----------------------------------
                                          Name:  Michael L. Ashner
                                          Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                                          Title                                         Date
         ---------                                          -----                                         ----
By: /s/ Michael L. Ashner                 Chief Executive Officer of the Manager of the              March 29, 2005
    --------------------------            General Partner of the Registrant
    Michael L. Ashner

By: /s/ Thomas Staples                    Chief Financial Officer of the Manager of the              March 29, 2005
    --------------------------            General Partner of the Registrant
    Thomas Staples

Item 8. Financial Statements and Supplementary Data

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002                                             F - 1

FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2004 and 2003                                                        F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2004,
     2003 and 2002                                                                                               F - 3

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2004,
     2003 and 2002                                                                                               F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004,
     2003 and 2002                                                                                          F - 5 to F - 8

Notes to Consolidated Financial Statements                                                                  F - 9 to F - 30

             Report of Independent Registered Public Accounting Firm

To the Partners of
The Newkirk Master Limited Partnership

We have audited the accompanying consolidated balance sheets of The Newkirk Master Limited Partnership (a Delaware limited partnership) (the "Partnership") as of December 31, 2004 and 2003 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed under Item 15. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                                /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2005

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003
                        (In thousands, except unit data)

                                                                                           December 31,
                                                                                       2004            2003
                                                                                   -----------     -----------
ASSETS

Real estate investments:
      Land                                                                         $    32,172     $    37,674
      Land estates                                                                      43,997          45,204
      Buildings and improvements                                                     1,548,660       1,619,199
                                                                                   -----------     -----------

         Total real estate investments                                               1,624,829       1,702,077

      Less accumulated depreciation and amortization                                  (592,032)       (572,840)
                                                                                   -----------     -----------

         Real estate investments, net                                                1,032,797       1,129,237

Real estate held for sale, net of accumulated depreciation of
      $10,169 and $19,692                                                               27,536          59,481

Cash and cash equivalents, of which $8,216 and $5,148 is restricted                     29,533          37,851
Receivables and deferred rental income (including $8,687 and $8,491
      from related parties)                                                             95,713          97,845
Equity investments in limited partnerships                                              11,107           8,492
Deferred costs, net of accumulated amortization of $34,991 and $29,638                  15,072          22,993
Other assets (including $10,111 and $9,800 from related parties)                        25,127          27,240
Other assets of discontinued operations                                                    244             955
                                                                                   -----------     -----------

         Total Assets                                                              $ 1,237,129     $ 1,384,094
                                                                                   ===========     ===========

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $15,232 and                 $   489,955     $   615,993
      $14,583 to a related party)
Note payable                                                                           165,328         208,356
Contract right mortgage notes and accrued interest payable
      (including $249,447 and $296,035 to related parties)                             354,197         401,132
Accounts payable and accrued expenses                                                    3,758          15,427
Liabilities of discontinued operations                                                  17,497          35,997
                                                                                   -----------     -----------

         Total Liabilities                                                           1,030,735       1,276,905

Contingencies

Minority interests                                                                     (27,665)        (39,822)
Partners' equity (6,314,458 and 6,319,391 limited partnership units outstanding
      at December 31, 2004 and 2003, respectively)                                     234,059         147,011
                                                                                   -----------     -----------

         Total Liabilities, Minority Interests and Equity                          $ 1,237,129     $ 1,384,094
                                                                                   ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (In thousands, except unit and per unit data)

                                                                        December 31,    December 31,    December 31,
                                                                            2004            2003            2002
                                                                        ------------    ------------    ------------
Revenue:
      Rental income                                                     $   246,062     $   258,763     $   247,841
      Interest income                                                         3,134           2,972           3,283
      Management fees                                                           332             418             762
                                                                        -----------     -----------     -----------

         Total revenue                                                      249,528         262,153         251,886
                                                                        -----------     -----------     -----------

Expenses:
      Interest (including $23,511, $11,306 and $8,620 to
         related parties, respectively)                                      88,971         102,803         106,864
      Depreciation                                                           36,044          36,067          25,990
      General and administrative (including $1,882, $1,843 and
          $1,800 to a related party, respectively)                            6,333          11,386           9,094
      Amortization                                                            2,796           4,730           4,095
      Ground rent                                                             3,067           3,051           2,995
      State income taxes                                                      1,379             758             840
                                                                        -----------     -----------     -----------

         Total expenses                                                     138,590         158,795         149,878
                                                                        -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest        110,938         103,358         102,008

      Equity in income from investments in limited partnerships               2,662           2,054              --
      Minority interest                                                     (15,658)        (15,509)         (8,117)
                                                                        -----------     -----------     -----------

Income from continuing operations                                            97,942          89,903          93,891
                                                                        -----------     -----------     -----------

Discontinued operations:
      (Loss) income from discontinued operations                             (1,191)         32,079          29,954
      Impairment loss                                                       (13,065)         (1,560)             --
      Gain (loss) from disposal of real estate                               49,350          29,514            (983)
                                                                        -----------     -----------     -----------

         Income from discontinued operations                                 35,094          60,033          28,971
                                                                        -----------     -----------     -----------

Net income                                                              $   133,036     $   149,936     $   122,862
                                                                        ===========     ===========     ===========

Income from continuing operations per limited partnership unit          $     15.50     $     14.20     $     15.34
Income from discontinued operations per limited partnership unit               5.56            9.49            4.74
                                                                        -----------     -----------     -----------

Net income per limited partnership unit                                 $     21.06     $     23.69     $     20.08
                                                                        ===========     ===========     ===========

Distributions per limited partnership unit                              $      7.30     $      5.52     $     32.16
                                                                        ===========     ===========     ===========

Weighted average limited partnership units                                6,317,753       6,329,204       6,119,942
                                                                        ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (In thousands, except unit data)

                                                   Limited
                                                 Partnership          Partners'
                                                    Units              Equity
                                                 -----------         ----------

Equity contributions                              6,121,990          $   98,893

Distributions                                            --            (196,880)

Limited partner buyouts                              (5,412)               (182)

Net income                                               --             122,862
                                                 ----------          ----------

Balance at December 31, 2002                      6,116,578              24,693

Equity contributions                                317,813              11,050

Distributions                                            --             (34,731)

Limited partner buyouts                            (115,000)             (3,937)

Net income                                               --             149,936
                                                 ----------          ----------

Balance at December 31, 2003                      6,319,391             147,011

Equity contributions                                 15,539                 836

Distributions                                            --             (46,106)

Limited partner buyouts                             (20,472)               (718)

Net income                                               --             133,036
                                                 ----------          ----------

Balance at December 31, 2004                      6,314,458          $  234,059
                                                 ==========          ==========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                                For the Years Ended December 31,
                                                                                2004           2003           2002
                                                                             ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
       Income from continuing operations                                     $  97,942      $  89,903      $  93,891
           Adjustments to reconcile income from continuing
              operations to net cash provided by continuing operations:
              Amortization of deferred costs and land estates                   10,185         13,637          9,481
              Depreciation expense                                              36,044         36,067         25,990
              Net (gain) loss from early extinguishment of debt                    (10)            28         (5,729)
              Minority interest expense                                         15,658         15,509          8,117
              Equity in income of limited partnerships                          (2,662)        (2,054)            --

       Changes in operating assets and liabilities:
           Decrease (increase) in receivables and deferred rental income         2,132        (14,325)        (1,366)
           (Decrease) increase in accounts payable and accrued expenses         (5,238)         3,344        (14,521)
           Decrease in accrued interest-mortgages
              and contract rights                                               (9,352)       (12,134)       (14,635)
           Decrease in other assets                                              1,460          1,871          5,044
                                                                             ---------      ---------      ---------

                 Net cash provided by continuing operations                    146,159        131,846        106,272
                                                                             ---------      ---------      ---------

Discontinued Operations:
       Income from discontinued operations                                      35,094         60,033         28,971
           Adjustments to reconcile income from discontinued
              operations to net cash provided by discontinued
              operations:
              Amortization of deferred costs and land estates                       35            252            338
              Depreciation expense                                                 779          4,272          8,033
              Net loss (gain) from early extinguishment of debt                  6,279         (8,733)          (553)
              (Gain) loss on disposal of real estate                           (49,350)       (29,514)           983
              Minority interest expense                                            236            781             --
              Impairment loss                                                   13,065          1,560             --

       Changes in assets and liabilities:
           Net decrease in assets and liabilities of discontinued
              operations                                                          (814)        (2,640)          (552)
                                                                             ---------      ---------      ---------

                 Net cash provided by discontinued operations                    5,324         26,011         37,220
                                                                             ---------      ---------      ---------

                 Net cash provided by operating activities                     151,483        157,857        143,492
                                                                             ---------      ---------      ---------

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)
                                   (Continued)

                                                                                 For the Years Ended December 31,
                                                                                  2004           2003           2002
                                                                             ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash related to formation of partnership                               $      --      $      --      $  10,776
      Land additions                                                            (2,557)        (2,518)        (2,904)
      Net proceeds from disposal of real estate                                 98,771         61,491          3,208
      Distributions from limited partnership interests                             389            492             --
      Cash related to previously unconsolidated limited partnerships                --            650             --
      Investments in limited partnership interests                              (1,111)        (1,307)            --
                                                                             ---------      ---------      ---------

              Net cash provided by investing activities                         95,492         58,808         11,080
                                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Satisfaction of notes payable                                                 --       (253,281)       (24,153)
      Satisfaction of mortgage notes                                           (12,180)        (7,265)      (115,537)
      Satisfaction of contract right mortgage notes and accrued interest       (36,170)        (6,053)       (52,619)
      Principal payments of mortgage notes                                    (109,776)      (119,541)      (104,640)
      Principal payments of notes payable                                      (43,028)       (34,110)       (20,123)
      Principal payments of contract right mortgage notes                           (9)          (570)        (1,090)
      Proceeds from new debt                                                        --        262,338        411,403
      Mortgage prepayment penalties                                               (326)          (400)        (4,710)
      Distributions to partners                                                (46,106)       (34,731)      (196,880)
      Limited partner redemptions                                                 (718)        (3,937)          (182)
      Distributions to minority interests                                       (7,147)        (6,166)        (1,693)
      Deferred costs                                                               167         (8,550)       (10,896)
                                                                             ---------      ---------      ---------

              Net cash used in financing activities                           (255,293)      (212,266)      (121,120)
                                                                             ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents                            (8,318)         4,399         33,452

Cash and Cash Equivalents at Beginning of Year                                  37,851         33,452             --
                                                                             ---------      ---------      ---------

Cash and Cash Equivalents at End of Year                                     $  29,533      $  37,851      $  33,452
                                                                             =========      =========      =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for state income taxes                                       $   1,353      $   1,072      $     542
                                                                             =========      =========      =========
      Cash paid for interest                                                 $ 104,021      $ 124,342      $ 174,488
                                                                             =========      =========      =========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (CONTINUED)

Supplemental Information

In January 2003, balances related to the issuance of 317,813 Units in the Partnership for the various assets contributed to the Partnership were as follows:

                                                                        2003
                                                                   -----------
                                                                  (In thousands)

        Real estate investments, net                               $    36,836
        Cash and cash equivalents                                          382
        Receivables                                                      3,557
        Deferred costs, net                                              1,512
        Equity investments in limited partnerships                       6,335
        Mortgage notes payable                                         (61,057)
        Accrued interest payable                                        (1,134)
        Accounts payable and accrued expenses                              (68)
        Minority interests                                              24,687
                                                                   -----------

        Partners' equity                                           $    11,050
                                                                   ===========

In March 2003, in connection with the disposal of real estate, the purchaser of a property assumed $94,918,000 of the Partnership's debt.

In January 2004, in connection with the sale of a property, the purchaser of the property assumed $28,460,000 of associated Partnership debt.

In April 2004, the Partnership issued 15,539 units in the Partnership to holders of minority interests in two partially owned consolidated partnerships.

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (CONTINUED)

Supplemental Information (Continued)

The combined financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC are considered the acquirer and predecessor of the business transferred to the Partnership because the members of the combined entity acquired majority control of the businesses transferred to the Partnership.

As of January 1, 2002, balances related to the exchange of Units in the Partnership for the various assets of the combined entity and other contributing unit holders were as follows:

                                                                        2002
                                                                   ------------
                                                                  (In thousands)

        Real estate, net                                           $  1,233,756
        Real estate held for sale                                       113,982
        Cash and cash equivalents                                        10,776
        Receivables                                                      78,376
        Deferred costs, net                                              19,957
        Other assets                                                     34,377
        Other assets of discontinued operations                             880
        Mortgage notes payable                                         (776,633)
        Contract right mortgage notes payable                          (325,264)
        Accrued interest                                               (188,567)
        Accounts payable and accrued expenses                           (15,189)
        Liabilities of discontinued operations                         (123,078)
        Minority interest                                                35,520
                                                                   ------------
        Partners' equity                                           $     98,893
                                                                   ============

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

      As part of the Exchange, each Newkirk Partnership was merged with and into a separate newly-formed limited partnership that is wholly-owned by the Partnership; the Newkirk Partnerships ceased to exist following completion of the merger. Each Newkirk Partnership owned one or more commercial properties that are generally net leased to a single tenant. As a result of the Exchange, the Partnership owns the properties and other assets formerly owned by the Newkirk Partnerships, subject to the liabilities of such partnerships. In addition, as part of the Exchange, the "Newkirk Group" contributed certain assets to the Partnership. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust ("Vornado") and senior executives of Winthrop Financial Associates, A Limited Partnership ("WFA"). At December 31, 2004, the Newkirk Group owned approximately 79% of the Partnership.

      The limited partners of the Partnership consist of former limited partners of the Newkirk Partnerships, former limited partners that elected to participate in the Exchange of an additional limited partnership that was affiliated with the Newkirk Partnerships and affiliates of the Newkirk Group. The general partner of the Partnership is MLP GP LLC, ("General Partner"), a Delaware limited liability company owned by affiliates of the Newkirk Group. MLP GP LLC does not receive any compensation for managing the Partnership. MLP GP LLC has no assets, liabilities or equity and has no economic interest in the Partnership. WFA,

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS (Continued)

      which performed asset management services for the Newkirk Partnerships, performs asset management services for the Partnership.

      At December 31, 2004, the Partnership owned the following:

      (i)   Net-Leased Properties:

      Ownership of 210 commercial properties located throughout the United States of America, substantially all of which are net-leased to a single tenant.

      (ii)  Other Assets:

            (a) Limited partnership interests in (i) seven consolidated partnerships ("Consolidated Partnerships") which represent between 32.1% and 68.68% and (ii) nine unconsolidated partnerships ("Unconsolidated Partnerships") which represent between .7% and 45.29%.

            (b) The Partnership or an affiliate of the General Partner of the Partnership control general partnership interests in (i) seven Consolidated Partnerships, (ii) nine Unconsolidated Partnerships and (iii) five Other Partnerships that own commercial net leased properties. Other Partnerships are partnerships that were controlled by the Newkirk Group and were not merged into the Partnership.

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

            (d) Newkirk Finco LLC, which holds a note receivable from Administrator LLC, a 49.99% owner of Newkirk Capital LLC, valued at $11.4 million at December 31, 2004.

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

            (g) An interest in NK-Leyden Loan, L.P. and NK-Dautec Loan, L.P., each of which hold an unsecured note of the Partnership.

            (h) Interests in entities which hold a securitized pool of 29 first mortgage loans encumbering 61 Partnership properties and 1 property owned by another limited partnership.

      In 2004, 2003 and 2002, the Partnership acquired from its limited partners 20,472, 115,000 and 5,412, respectively, of its units of limited partnership interest.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its controlled subsidiaries. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures, in which it does not have a controlling interest, using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Partnership's share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

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

      Upon acquisitions of real estate, the Partnership assesses the fair value of acquired assets (including land, buildings, tenant improvements, and identified intangibles such as above and below market acquired in-place leases) and acquired liabilities, and allocates purchase price based on these assessments.

      The Partnership accounts for properties as held for sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), when all criteria of SFAS No. 144 have been met.

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Deferred Costs

      Fees paid in connection with the financing of the Partnership's properties are deferred and amortized over the terms of the related agreements as a component of interest expense.

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

      For a partnership investment which is not a VIE or in which the Partnership is not the primary beneficiary, the Partnership follows the accounting set forth in AICPA Statement of Position No. 78-9 - Accounting for Investments in Real Estate Ventures (SOP 78-9). In accordance with this pronouncement, the Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Factors that are considered in determining whether or not the Partnership exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Partnership is the general partner. To the extent that the Partnership is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis.

      The Partnership accounts for the purchase of minority interests at fair value utilizing the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations".

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition

      The Partnership's lease agreements are operating leases and generally provide for varying rents over the lease terms. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. Deferred rental income recorded amounted to $27.1 million and $31.6 million for the Partnership at December 31, 2004 and 2003, respectively.

      Income Taxes

      Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred.

      Net Income per Unit

      Net income per Unit is computed by dividing net income by 6,317,753, 6,329,204 and 6,119,942 weighted average Units outstanding during the years ended December 31, 2004, 2003 and 2002, respectively.

      Distributions; Allocations of Income and Loss

      As provided in the partnership agreement, distributions are allocated to the limited partners based on their ownership of Units. No distributions, or net income or loss allocation, are made to the general partner. Income and loss for financial reporting purposes is allocated to limited partners based on their ownership of Units. Special allocation rules affect the allocation of taxable income and loss. The Partnership paid distributions of $46,106,000 ($7.30 per Unit), $34,731,000 ($5.52 per Unit) and
      $196,880,000 ($32.16 per Unit) to its limited partners during the years ended December 31, 2004, 2003 and 2002, respectively.

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fair Value of Financial Instruments

      Financial instruments held by the Partnership include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the Partnership's contract right mortgage notes payable, including those in discontinued operations, is approximately $356.7 million, which is $9.3 million less than the aggregate carrying amount at December 31, 2004. The fair value of the Partnership's interest rate cap is approximately $0.3 million at December 31, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Partnerships' financial instruments.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - REAL ESTATE INVESTMENTS

      Most of the Partnership's properties are net-leased to a single commercial tenant. The properties are located throughout the United States. The leases are similar in many respects and generally provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; require the tenant to maintain insurance against casualty and liability losses; permit the tenant to sublet the property; and afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that its continued use and occupancy of the property would be uneconomic or unsuitable.

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

      The Partnership's properties are encumbered by mortgage notes payable and subordinated contract rights payable.

      The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (in thousands):

                     2005                       $   247,502
                     2006                           236,733
                     2007                           203,245
                     2008                           149,180
                     2009                            50,337
                     Thereafter                      48,804
                                                -----------
                                                $   935,801
                                                ===========

      Three tenants accounted for approximately 36% of the aggregate rental revenues including discontinued operations of the Partnership in 2004. Two tenants accounted for approximately 24% and 25% of the aggregate rental revenues including discontinued operations of the Partnership in 2003 and 2002, respectively.

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

      The rent payable under the ground leases is as follows (in thousands):

                    2005                          $   3,013
                    2006                              2,401
                    2007                              1,773
                    2008                              1,147
                    2009                                798
                    Thereafter                          177
                                                  ---------
                                                  $   9,309
                                                  =========

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE

      The Partnership, excluding discontinued operations, had outstanding mortgage notes payable and contract right mortgage notes payable with an aggregate principal balance of $742.0 million and $895.9 million at December 31, 2004 and 2003, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly, quarterly or semi-annually. All the mortgage notes are collateralized by the Partnership's real estate; some of the mortgage notes are cross-collateralized.

      An aggregate of $478.9 million in indebtedness under the mortgage notes mature at various dates from 2005 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 5.0% to 10.4%, with a weighted average interest rate of 8.1% at December 31, 2004. Interest rates on the mortgages ranged from 4.2% to 11.3% with a weighted average interest rate of 8.0% at December 31, 2003.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

      The contract right mortgage notes aggregating $263.1 million mature at various dates from 2008 to 2024. The Partnership has the option to prepay some of these mortgage notes at a discount. All of the contract right mortgages are prepayable at any time without premium or penalty subject to the prior or simultaneous satisfaction of the underlying first mortgage loans. Interest rates ranged from 8.11% to 13.9%, with a weighted average interest rate of 10.7% at December 31, 2004. Interest rates ranged from 8.11% to 16.25%, with a weighted average interest rate of 10.3% at December 31, 2003.

      Mortgage notes payable and contract right mortgage notes payable aggregating approximately $1.1 billion and accrued interest thereon were assumed as part of the Exchange. These notes were recorded at their fair value as of the various dates of acquisition. This accounting method resulted in recorded interest expense that was $5.5 million, $3.8 million and $4.0 million greater than the contractual interest expense for the years ended December 31, 2004, 2003 and 2002, respectively. The effect of utilizing this accounting method was to increase the principal balance of mortgage and contract rights notes payable and reduce interest accrued on these obligations. The cumulative reduction in liabilities related to utilizing this accounting method was $38.7 million and $56.1 million at December 31, 2004 and 2003, respectively.

      During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $165.3 million and $208.4 million at December 31, 2004 and 2003, respectively. The note payable bears interest at a rate elected by the Partnership equal to either (1) LIBOR plus 450 basis points or (2) the prime rate charged by the bank plus 250 basis points. The note payable was obtained to replace the Partnership's existing note payable and effectively reduced the interest rate on such borrowing from a minimum of 8.5% to a floating rate which was 7.01% (LIBOR plus 450 basis points) at December 31, 2004 and that will in no event exceed 9.5%, after giving effect to the three-year interest rate protection agreement entered into by the Partnership. The note payable is scheduled to mature on November 24, 2006, subject to two one-year extensions. The note payable requires monthly payments of interest only. In addition, mandatory prepayments of principal are required from the proceeds of property sales and refinancings and other asset sales, as well as up to approximately $1.3 million per quarter to the extent that T-Two Partners does not make the required principal payments on the T-Two Loan that is described in Note 6. The Partnership can prepay the note payable in whole or in part at any time together with a premium of 1/2% if such prepayment occurs on or before November 24, 2005 and with no premium after November 24, 2005. In addition, the Partnership and T-Two Partners may prepay up to $50.0

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

      million annually of this Loan and the T-Two Loan without a premium. The note payable is secured by substantially all of the assets of the Partnership, and contains customary financial and other covenants.

      In connection with the Partnership's refinancings, real estate sales and repayments of mortgage debt during 2004, the Partnership has recognized a net loss from early extinguishment of debt of $6.3 million, which is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $6.0 million, plus mortgage prepayment penalties of $0.3 million. During 2003, the Partnership recognized a net gain from early extinguishment of debt of $8.7 million, which is included in discontinued operations. The net gain from early extinguishment of debt consisted of gains from debt extinguishment of $9.1 million, net of mortgage prepayment penalties of $0.4 million.

      Scheduled payments of principal at December 31, 2004, for the next five years and thereafter through maturity, are as follows (in thousands):

                                                                          Contract Right
                               Mortgage                  Note               Mortgage
            Year             Notes Payable             Payable            Notes Payable           Total
      ------------------     -------------           -----------          --------------      -----------
      2005                    $    98,397            $         -           $     9,213        $   107,610
      2006                        131,481                165,328                10,244            307,053
      2007                         91,720                      -                17,963            109,683
      2008                         68,399                      -                21,214             89,613
      2009                         34,221                      -                19,609             53,830
      Thereafter                   54,721                      -               184,829            239,550
                              -----------            -----------           -----------        -----------
                                  478,939                165,328               263,072            907,339

       Plus: Accrued
        interest payable           11,016                      -                91,125            102,141
                              -----------            -----------           -----------        -----------

                              $   489,955            $   165,328           $   354,197        $ 1,009,480
                              ===========            ===========           ===========        ===========

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 - RELATED PARTY TRANSACTIONS

      WFA, an affiliate of the Newkirk Group, performs asset management services for the Partnership and received a fee of $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      The Partnership provides certain asset management, investor and administrative services to some of the Unconsolidated Partnerships and the Other Partnerships. Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.3 million, $0.4 million and $0.8 million of management fees for these services for the years ended December 31, 2004, 2003 and 2002, respectively. The Partnership had receivables for management fees of $0.9 million and $1.1 million due from these partnerships at December 31, 2004 and 2003, respectively.

      The Partnership had a loan receivable and accrued interest of $0.2 million at December 31, 2002 and earned interest income of $0.2 million for the year ended December 31, 2002 from Cenland Associates Limited Partnership, one of the Other Partnerships. In February 2003, the Partnership received the remaining amount due on this loan.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes 29 first mortgage loans encumbering 61 Partnership properties and 1 other property controlled by affiliates of the general partner. The Partnership had a loan receivable, net of discount, of $10.1 million and $9.8 million at December 31, 2004 and 2003, respectively, and earned interest income of $1.2 million per year for the years ended December 31, 2004, 2003 and 2002 related to this ownership interest.

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

      earned $2.2 million and $2.5 million of interest income during 2003 and 2002. The affiliates and executives were repaid in 2003 when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

      T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of certain of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $25.0 million, $13.8 million and $12.5 million ($2.2 million, $3.2 million and $3.9 million of which is included in discontinued operations, respectively) of interest expense on these contract rights during 2004, 2003 and 2002, respectively. Contract right mortgage notes and accrued interest payable includes $249.5 million and $296.0 million due to T-Two Partners at December 31, 2004 and December 31, 2003, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, as described below, the Partnership and the owners of T-Two Partners modified these rights.

      The Partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. The Partnership and the owners of T-Two Partners modified the Partnership's option in certain respects. First, the option can now be exercised by the Partnership at any time between November 24, 2006 and November 24, 2009. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to the Partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $165.3 million at December 31, 2004. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. The owners of T-Two Partners

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

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

      The Partnership has determined that T-Two Partners is a VIE, but that the Partnership is not the primary beneficiary of the VIE.

      T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.5 million and $37,000 on this obligation during 2004 and 2003, respectively.

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15.2 million and $14.6 million at December 31, 2004 and December 31, 2003, respectively. Included in interest expense is $0.7 million related to this second mortgage payable for 2004 and 2003.

      On July 29, 2004, the Partnership sold 25 properties for a combined net sales price of $63.8 million to Vornado, which is a limited partner in the Partnership and an affiliate of the Partnership's general partner. After satisfying existing mortgage debt of $31.5 million, the net sales proceeds were approximately $32.3 million of which $23.7 million was applied to a principal payment on the note payable. The Partnership recognized a net gain on the sale of these properties of $38.7 million.

      Also see Note 8 for related party acquisitions.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - CONTINGENCIES

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders who were entitled to receive units in the exchange transaction; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. The Partnership accrued $3.5 million with respect to this matter, which is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2003. In April 2004, the Partnership paid out $3.5 million with respect to this matter. A hearing has been set for April 11, 2005, at which time it is expected that the Court will approve the allocation of the 1% of outstanding units for distribution.

Note 8 - ACQUISITIONS

      On January 1, 2003, the Partnership acquired from an affiliate of the general partner, limited partnership interests in nine limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership valued at $22.7 million. In August 2003, the Partnership acquired approximately an additional 10.05% interest in one of these limited partnerships for a cash purchase price of $525,000, increasing the partnership interest to 23.55% from 13.5%. These interests were aquired from unaffiliated limited partners. In April 2004, the Partnership exercised an option to purchase additional limited partnership interests in two of the partnerships in exchange for 15,539 units. The values of the net-leased real estate partnerships and the Partnership units were determined without arms-length negotiations. Independent appraisals were obtained on the value of the properties owned by the limited partnerships. The Partnership has accounted for the acquisition on a historical cost basis. Four of the limited partnerships have been

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - ACQUISITIONS (Continued)

      consolidated into the Partnership's financial statements and five of the limited partnerships are being accounted for under the equity method of accounting.

      In June 2004, the Partnership acquired for $297,500, pursuant to a tender offer, approximately 9.85% of the total limited partnership units outstanding in one partially owned consolidated partnership. The Partnership currently owns approximately 45.2% of the limited partnership.

      In July 2004, the Partnership acquired for $472,500 and $325,000, pursuant to two separate tender offers, approximately 7% and 4.5% of the total limited partnership units outstanding in two partially owned partnerships. The Partnership currently owns approximately 62.2% in one of the partnerships whose operations are consolidated and 45.3% in the other partnership.

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

      In April and June 2003, the Partnership acquired 30.6% and 46.1%, respectively, of the outstanding limited partnership interests in two Other Partnerships. The partnership interests were acquired for an aggregate cash purchase price of $711,250. The Partnership previously owned 1.5% and 3.8%, respectively, of the outstanding limited partnership interests in these two partnerships. The Partnership controls the general partners of each of these partnerships. The Partnership has consolidated these partnerships in accordance with the guidance provided by Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures" and are now considered Consolidated Partnerships.

      In May and June 2003, the Partnership purchased the remainder interest in the land underlying 26 properties for an aggregate purchase price of $1.2 million and, as a result, now owns a fee interest in the underlying land. The improvements on 24 of

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - ACQUISITIONS (Continued)

      the properties are owned by the Partnership and the improvements on the two other properties are owned by one of the Unconsolidated Partnerships in which the Partnership owns limited partnership interests and controls the general partner.

      In June 2004, the Partnership acquired the land underlying one of its properties in Bedford, Texas. The land was acquired from an unaffiliated party for approximately $2.6 million.

Note 9 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the year ended December 31, 2004, the Partnership sold fifty-eight properties for a combined net sales price of $127.2 million. The Partnership recognized a net gain on sale of these properties of $49.4 million. During the year ended December 31, 2003, the Partnership sold fourteen properties for a combined net sales price of $156.4 million. The Partnership recognized a net gain on sale of these properties of $29.5 million. During the year ended December 31, 2002, the Partnership sold two properties for a combined net sales price of $3.2 million. The Partnership recognized a net loss on sale of these properties of $1.0 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144. In addition, the Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations.

      Discontinued operations for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

                                                      2004         2003         2002
                                                   --------     --------     --------
      Revenue                                      $ 10,549     $ 37,743     $ 62,569

      Expenses                                       (5,461)     (14,397)     (33,168)
      Impairment loss on real estate                (13,065)      (1,560)          --
      Net (loss) gain from early extinguishment
         of debt                                     (6,279)       8,733          553
      Gain (loss) from disposal of real estate       49,350       29,514         (983)
                                                   --------     --------     --------

        Income from discontinued operations        $ 35,094     $ 60,033     $ 28,971
                                                   ========     ========     ========

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Expenses include interest expense to related parties of $2.2 million, $3.2 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Other assets of discontinued operations at December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                      2004             2003
                                                    --------         --------

               Receivables                          $     81         $    734
               Other assets                              163              221
                                                    --------         --------

                                                    $    244         $    955
                                                    ========         ========

      Liabilities of discontinued operations at December 31, 2004 and 2003 are summarized as follows:

                                                       2004             2003
                                                     -------          -------

      Mortgage notes and accrued interest payable    $ 5,672          $30,371

      Contract right mortgage notes and accrued
        interest payable (including $11,825 and
        $5,626 to related parties)                    11,825            5,626
                                                     -------          -------

                                                     $17,497          $35,997
                                                     =======          =======

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - INCOME TAXES

      The Partnership's taxable income for 2004 and 2003 differs from net income for financial reporting purposes as follows (in thousands):

                                                                   2004          2003
                                                                ---------     ---------
      Net income for financial reporting purposes               $ 133,036     $ 149,936
           Depreciation and amortization                           30,472        37,364
           Interest expense                                         4,650        10,219
           Gain on sale of real estate                             42,290        80,517
           Impairment loss                                         13,065         1,560
           Other                                                   (3,766)       (4,687)
           Net loss (gain) from early extinguishment of debt        6,269        (4,266)
           Straight-line rent adjustment                            5,139        (3,248)
                                                                ---------     ---------

      Taxable income                                            $ 231,155     $ 267,395
                                                                =========     =========

      The net basis of the Partnership's assets and liabilities for tax reporting purposes is approximately $818.0 million and $896.0 million lower than the amount reported for financial statement purposes at December 31, 2004 and 2003, respectively.

Note 11 - SUBSEQUENT EVENTS

      During January 2005, the Partnership sold one property to an unaffiliated third party for a net sales price of $2.3 million. For financial reporting purposes, the Partnership expects to recognize a net gain on sale of this property of approximately $0.6 million during 2005.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 2004 and 2003:

      (In thousands, except per unit amounts)

                                                               Quarters Ended
                                       ------------------------------------------------------------------
                                         March 31          June 30       September 30      December 31
                                         --------          -------       ------------      -----------
      2004

      Revenues                         $    62,634       $   62,264       $   62,716       $    61,914
                                       ===========       ==========       ==========       ===========
      Net income                       $    33,072 (1)   $   19,355 (2)   $   53,886 (3)   $    26,723(4)
                                       ===========       ==========       ==========       ===========
      Net income per
        limited partnership unit       $     5.24        $    3.06        $     8.53       $      4.23
                                       ===========       ==========       ==========       ===========

      2003

      Revenues                         $    66,174       $   66,323       $   64,325       $    65,331
                                       ===========       ==========       ==========       ===========
      Net income                       $    65,330 (5)   $   34,097 (6)   $   26,180 (7)   $    24,329(8)
                                       ===========       ==========       ==========       ===========
      Net income per
        limited partnership unit       $     10.27       $     5.40       $     4.14       $      3.85
                                       ===========       ==========       ==========       ===========

(1)   Includes gain from disposal of real estate of $7.7 million.
(2) Includes gain from disposal of real estate of $1.8 million and an impairment loss of $9.7 million.
(3) Includes gain from disposal of real estate of $38.9 million, an impairment loss of $3.4 million and a net loss from early extinguishment of debt of $6.7 million.
(4)   Includes gain from disposal of real estate of $1.0 million.
(5) Includes gain from disposal of real estate of $26.1 million and a net gain from early extinguishment of debt of $8.1 million.
(6)   Includes gain from disposal of real estate of $6.2 million.
(7)   Includes loss from disposal of real estate of $2.0 million.
(8)   Includes loss from disposal of real estate of $0.8 million.

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Continuing Operations:
Office       Little Rock              AR   $    306,196   $     430,337   $   244,068   $        --   $    2,596,681   $       --
Office       Pine Bluff               AR        282,812         349,600        37,723             0        2,997,699            0
Office       Sierra Vista             AR              0               0        20,012             0                0            0
Office       El Segundo               CA     28,260,147               0             0     1,466,543       38,918,858      551,095
Office       Long Beach               CA     42,163,444       7,127,294             0    15,161,774       71,426,082            0
Office       Walnut Creek             CA      2,851,607       2,832,588             0     1,339,403       12,740,691            0
Office       Colorado Spring          CO      4,155,550               0       384,876             0       13,537,369            0
Office       Clinton                  CT      1,282,874               0             0             0        2,465,218            0
Office       Orlando                  FL              0               0             0             0       15,198,784            0
Office       Orlando                  FL      9,113,078       9,074,642     2,015,271             0       39,647,028            0
Office       Columbus                 IN              0      10,813,570             0             0       53,535,792            0
Office       Owensboro                KY     14,162,276               0             0             0       27,211,608            0
Office       Carondelet               LA     13,383,608               0             0             0       27,328,458            0
Office       Tulane                   LA     10,762,326               0             0             0       21,975,969            0
Office       Baltimore                MD              0      53,545,257             0             0      138,489,552            0
Office       Bridgeton                MO        530,388         470,524             0       420,249        3,177,573            0
Office       Carteret                 NJ      5,382,338       1,652,759       482,890             0       10,450,068            0
Office       Elizabeth                NJ      1,196,806       1,000,772       131,054             0        4,761,579      125,000
Office       Morristown               NJ     13,521,257      12,119,523             0             0       61,910,388            0
Office       MorrisTownship           NJ     10,359,363       8,257,347             0             0       35,912,060            0
Office       MorrisTownship           NJ      2,300,894       1,834,020             0             0        7,976,343            0
Office       MorrisTownship           NJ      6,211,595       4,951,201             0             0       21,533,288            0
Office       Plainsboro               NJ        217,836         182,155        23,853             0          866,678       25,000
Office       Las Vegas                NV     19,625,028      10,509,093     1,993,597             0       42,579,675            0
Office       Miamisburg               OH              0       2,531,406             0       702,011        7,922,845            0
Office       Miamisburg               OH              0       1,364,191             0       251,821        6,454,696            0
Office       Toledo                   OH     46,808,386       6,536,878             0             0       95,878,252            0
Office       Allentown                PA      1,007,660               0        29,773             0        4,816,913            0
Office       Johnson City             TN              0       1,548,968       550,046             0        4,569,794            0
Office       Kingport                 TN        730,911         775,116        89,846             0        3,159,093            0
Office       Memphis                  TN     36,929,449      10,876,117        50,183             0       63,296,739      306,467
Office       Memphis                  TN      1,715,021       1,223,028             0       647,569        6,005,774            0
Office       Beaumont                 TX      2,438,258       1,798,513       318,642             0        9,484,884       47,730
Office       Beaumont                 TX     23,953,131       9,255,220             0             0       49,406,412            0
Office       Dallas                   TX      4,124,396       5,301,317       489,985             0       20,059,117      141,576
Office       Garland                  TX              0       2,542,341        60,079     1,676,696       11,406,998      188,162


                                           ----------------------------------------------------------------------------------------
                                            303,776,635     168,903,777     6,921,898    21,666,066      939,698,958    1,385,030
                                           ----------------------------------------------------------------------------------------

Retail       Dothan                   AL        120,207         259,059             0             0        1,622,392            0
Retail       Florence                 AL        910,151         649,053             0       343,661        3,187,227            0
Retail       Huntsville               AL              0         583,816             0             0        2,834,566            0

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------


$   244,068   $        --      $ 2,596,681   $    2,840,749   $    818,466    1/1/2002      40 yrs
     37,723             0        2,997,699        3,035,422      1,246,646    1/1/2002      40 yrs
     20,012             0                0           20,012              0    1/1/2002
    551,095     1,466,543       38,918,858       40,936,496     14,999,215    1/1/2002   26-40 yrs
          0    15,161,774       71,426,082       86,587,856     34,194,621    1/1/2002   27-40 yrs
          0     1,339,403       12,740,691       14,080,094      5,371,068    1/1/2002   27-40 yrs
    384,876             0       13,537,369       13,922,245      4,716,037    1/1/2002   38-40 yrs
          0             0        2,465,218        2,465,218      1,106,480    1/1/2003   20-40 yrs
          0             0       15,198,784       15,198,784      5,749,199    1/1/2002   38-40 yrs
  2,015,271             0       39,647,028       41,662,299     14,620,193    1/1/2002   38-40 yrs
          0             0       53,535,792       53,535,792     12,030,124    1/1/2002   38-40 yrs
          0             0       27,211,608       27,211,608     12,749,161    1/1/2003   20-40 yrs
          0             0       27,328,458       27,328,458     16,951,600    1/1/2003   20-40 yrs
          0             0       21,975,969       21,975,969     13,631,498    1/1/2003   20-40 yrs
          0             0      138,489,552      138,489,552     58,610,907    1/1/2002   14-40 yrs
          0       420,249        3,177,573        3,597,822      1,545,599    1/1/2002   25-40 yrs
    482,890             0       10,450,068       10,932,958      3,652,238    1/1/2002   38-40 yrs
    256,054             0        4,761,579        5,017,633      1,664,751    1/1/2002   38-40 yrs
          0             0       61,910,388       61,910,388     26,878,073    1/1/2002   20-40 yrs
          0             0       35,912,060       35,912,060     11,694,807    1/1/2002   20-40 yrs
          0             0        7,976,343        7,976,343      2,597,506    1/1/2002   20-40 yrs
          0             0       21,533,288       21,533,288      7,012,342    1/1/2002   20-40 yrs
     48,853             0          866,678          915,531        303,009    1/1/2002   38-40 yrs
  1,993,597             0       42,579,675       44,573,272      8,547,357    1/1/2002   38-40 yrs
          0       702,011        7,922,845        8,624,856      4,332,133    1/1/2002   22-40 yrs
          0       251,821        6,454,696        6,706,517      2,875,813    1/1/2002   22-40 yrs
          0             0       95,878,252       95,878,252     35,865,822    1/1/2002   38-40 yrs
     29,773             0        4,816,913        4,846,686      2,305,748    1/1/2002      40 yrs
    550,046             0        4,569,794        5,119,840        946,675    1/1/2002   38-40 yrs
     89,846             0        3,159,093        3,248,939        961,846    1/1/2002   38-40 yrs
    356,650             0       63,296,739       63,653,389     15,950,245    1/1/2002   38-40 yrs
          0       647,569        6,005,774        6,653,343      2,557,639    1/1/2002   27-40 yrs
    366,372             0        9,484,884        9,851,256      3,473,394    1/1/2002   38-40 yrs
          0             0       49,406,412       49,406,412      8,204,549    1/1/2002   38-40 yrs
    631,561             0       20,059,117       20,690,678      9,694,012    1/1/2002   38-40 yrs
    248,241     1,676,696       11,406,998       13,331,935      4,083,692    1/1/2002   29-40 yrs


--------------------------------------------------------------------------
  8,306,928    21,666,066      939,698,958      969,671,952    351,942,465
--------------------------------------------------------------------------

          0             0        1,622,392        1,622,392        739,170    1/1/2002      40 yrs
          0       343,661        3,187,227        3,530,888      1,357,323    1/1/2002   27-40 yrs
          0             0        2,834,566        2,834,566      1,291,657    1/1/2002   38-40 yrs

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Retail       Huntsville               AL        492,627         531,500             0             0        2,417,739            0
Retail       Montgomery               AL        578,710         624,377       269,635             0        2,840,225            0
Retail       Montgomery               AL         65,022         239,205             0             0        1,463,512            0
Retail       Tuscaloosa               AL         43,661         253,034             0             0        1,238,855            0
Retail       Bisbee                   AZ        714,914         339,456             0       333,266        2,127,157            0
Retail       Mesa                     AZ              0               0        45,834             0                0            0
Retail       Pheonix                  AZ              0               0        47,943             0                0            0
Retail       Springdale               AZ              0               0             0             0                0        3,670
Retail       Tucson                   AZ        816,227         387,562             0       380,494        2,428,605            0
Retail       Tucson                   AZ              0               0        48,430             0                0            0
Retail       Beaumont                 CA              0               0             0             0                0        3,830
Retail       Blythe                   CA              0               0             0             0                0        3,797
Retail       Corona                   CA        343,006         201,862             0       121,144        1,014,368            0
Retail       Downey                   CA        336,636         585,297       327,365             0        2,104,623            0
Retail       El Toro                  CA              0         290,702       141,727       319,982          879,560            0
Retail       Huntington Beach         CA        444,163       1,086,549       421,465             0        2,867,999            0
Retail       Indio                    CA        300,914         177,090             0       106,278          889,906            0
Retail       Lancaster                CA        429,728       1,051,235       407,766             0        2,774,789            0
Retail       Livermore                CA              0         519,248       138,725             0        2,903,113       41,717
Retail       Lomita                   CA        271,247         471,657             0       287,131        1,746,370            0
Retail       Loveland                 CA              0               0        18,581             0                0            0
Retail       Mammoth Lake             CA        976,202       1,234,214             0       700,534        4,857,298            0
Retail       Morgan Hill              CA              0         170,961        83,350       188,181          517,268            0
Retail       Pasadena                 CA              0               0        18,226             0                0            0
Retail       Pinole                   CA      1,609,002         426,706             0       190,365        3,930,655            0
Retail       Pleasanton               CA      5,988,751       1,077,582       480,348             0       13,118,825            0
Retail       Redlands                 CA              0         149,507        72,890       164,566          452,353            0
Retail       Rialto                   CA              0               0        14,673             0                0            0
Retail       San Diego                CA              0       3,405,562             0             0       15,656,895            0
Retail       San Dimas                CA              0               0        15,713             0                0            0
Retail       Santa Monica             CA      4,263,674         917,220       445,955             0        7,050,333            0
Retail       Santa Rosa               CA              0         207,862        48,484             0          931,273       20,590
Retail       Simi Valley              CA        609,586         497,668             0             0        2,778,433            0
Retail       Simi Valley              CA              0               0        16,828             0                0            0
Retail       Tustin                   CA              0               0       285,000             0        2,664,295            0
Retail       Union City               CA              0         190,864        93,053       210,089          577,486            0
Retail       Ventura                  CA      3,361,147       1,604,083             0             0        6,870,815            0
Retail       Yorba Linda              CA              0         198,675        96,861       218,686          601,118            0
Retail       Yucca Valley             CA              0               0        17,463             0                0            0
Retail       Aurora                   CO        556,458         703,531             0       400,072        2,768,775            0
Retail       Aurora                   CO         54,568         316,249       280,145             0        1,548,355            0


                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
          0             0        2,417,739        2,417,739        554,661    1/1/2002   38-40 yrs
    269,635             0        2,840,225        3,109,860        651,584    1/1/2002   38-40 yrs
          0             0        1,463,512        1,463,512        711,693    1/1/2002      40 yrs
          0             0        1,238,855        1,238,855        467,869    1/1/2002      40 yrs
          0       333,266        2,127,157        2,460,423      1,044,007    1/1/2002   27-40 yrs
     45,834             0                0           45,834              0    1/1/2002
     47,943             0                0           47,943              0    1/1/2002
      3,670             0                0            3,670              0    1/1/2002
          0       380,494        2,428,605        2,809,099      1,191,955    1/1/2002   27-40 yrs
     48,430             0                0           48,430              0    1/1/2002
      3,830             0                0            3,830              0    1/1/2002
      3,797             0                0            3,797              0    1/1/2002
          0       121,144        1,014,368        1,135,512        291,644    1/1/2002   22-40 yrs
    327,365             0        2,104,623        2,431,988        698,158    1/1/2002   38-40 yrs
    141,727       319,982          879,560        1,341,269        667,775    4/1/2003   20-40 yrs
    421,465             0        2,867,999        3,289,464        632,295    1/1/2002   38-40 yrs
          0       106,278          889,906          996,184        255,857    1/1/2002   26-40 yrs
    407,766             0        2,774,789        3,182,555        611,745    1/1/2002   38-40 yrs
    180,442             0        2,903,113        3,083,555      1,118,235    1/1/2002   38-40 yrs
          0       287,131        1,746,370        2,033,501        757,293    1/1/2002   25-40 yrs
     18,581             0                0           18,581              0    1/1/2002
          0       700,534        4,857,298        5,557,832      2,416,240    1/1/2002   27-40 yrs
     83,350       188,181          517,268          788,799        392,717    4/1/2003   20-40 yrs
     18,226             0                0           18,226              0    1/1/2002
          0       190,365        3,930,655        4,121,020      1,800,469    1/1/2002   30-40 yrs
    480,348             0       13,118,825       13,599,173      5,764,732    1/1/2002      40 yrs
     72,890       164,566          452,353          689,809        343,434    4/1/2003   20-40 yrs
     14,673             0                0           14,673              0    1/1/2002
          0             0       15,656,895       15,656,895      6,964,114    1/1/2002   38-40 yrs
     15,713             0                0           15,713              0    1/1/2002
    445,955             0        7,050,333        7,496,288      2,598,907    1/1/2002   38-40 yrs
     69,074             0          931,273        1,000,347        183,713    1/1/2002   38-40 yrs
          0             0        2,778,433        2,778,433        982,012    1/1/2002   38-40 yrs
     16,828             0                0           16,828              0    1/1/2002
    285,000             0        2,664,295        2,949,295      2,102,822    1/1/2002   35-40 yrs
     93,053       210,089          577,486          880,628        438,436    4/1/2003   20-40 yrs
          0             0        6,870,815        6,870,815      2,925,470    1/1/2002   20-40 yrs
     96,861       218,686          601,118          916,665        456,378    4/1/2003   20-40 yrs
     17,463             0                0           17,463              0    1/1/2002
          0       400,072        2,768,775        3,168,847      1,377,907    1/1/2002   27-40 yrs
    280,145             0        1,548,355        1,828,500        584,756    1/1/2002      40 yrs

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Retail       Aurora                   CO        150,064         378,760             0             0        1,687,582            0
Retail       Aurora                   CO              0               0        19,324             0                0            0
Retail       Colorado Springs         CO              0               0        20,139             0                0            0
Retail       Littleton                CO        138,343         273,793       226,074             0        1,885,393            0
Retail       Littleton                CO        380,788         931,514       361,327             0        2,458,779            0
Retail       Pueblo                   CO              0               0        15,588             0                0            0
Retail       Bradenton                FL        932,701         884,763       254,760             0        4,088,632       17,827
Retail       Cape Coral               FL              0         464,773       175,559             0        2,125,785            0
Retail       Casselberry              FL        546,914         950,899       411,929             0        3,953,110            0
Retail       Gainsville               FL              0         525,396       198,458             0        2,325,274            0
Retail       Homestead                FL              0               0        19,681             0                0            0
Retail       Largo                    FL         71,700         415,538       278,585             0        2,034,476            0
Retail       Largo, 66th              FL              0         404,691       152,864             0        2,008,829            0
Retail       Largo, Keene             FL              0         619,697       234,080             0        2,508,802            0
Retail       Orlando                  FL              0         553,723             0             0        2,661,472            0
Retail       Orlando                  FL              0               0        15,410             0                0            0
Retail       Pinellas Park            FL        660,179         712,118       288,344             0        3,158,143            0
Retail       Port Richey              FL        115,214         228,017             0             0        1,570,169            0
Retail       Tallahassee              FL              0         275,954             0             0        1,729,065            0
Retail       Venice                   FL              0         559,451        99,324             0        3,127,889       41,717
Retail       Atlanta (Dunwoody)       GA              0         266,145             0       120,697          813,389            0
Retail       Atlanta (Exec Park)      GA              0         337,407             0       153,014        1,031,179            0
Retail       Atlanta (Ponce de Leon)  GA              0         236,492             0       107,249          722,764            0
Retail       Cumming                  GA              0         597,388             0       270,916        1,825,733            0
Retail       Duluth                   GA              0         401,538             0       182,098        1,227,177            0
Retail       Forest Park (Clayton)    GA              0         600,912             0       272,514        1,836,502            0
Retail       Jonesboro                GA              0         232,566             0       105,469          710,765            0
Retail       Stone Mountain           GA              0         286,326             0       129,849          875,068            0
Retail       Boise                    ID        745,292         706,987       203,572             0        3,267,103       17,827
Retail       Boise                    ID        442,352         361,137        89,102             0        2,016,194            0
Retail       Freeport                 IL              0         393,374       148,591             0        1,999,052            0
Retail       Rock Falls               IL              0         414,929       156,731             0        2,052,332            0
Retail       Carmel                   IN              0         494,994        28,752             0        2,326,954       23,279
Retail       Lawrence                 IN              0         602,971        30,606             0        2,877,258       23,279
Retail       Louisville               KY        695,154         640,821             0       690,033        3,996,527            0
Retail       Baton Rouge              LA        630,525         680,280       232,849             0        3,094,520            0
Retail       Minden                   LA        622,050         427,997       342,304        76,762        1,961,545            0
Retail       Arnold                   MO              0               0             0             0                0        4,817
Retail       Independence             MO              0               0        15,561             0                0            0
Retail       Lee's Summit             MO              0               0             0             0                0        3,886
Retail       St. Louis                MO              0               0        18,418             0                0            0
Retail       Billings                 MT        563,861         712,891             0             0        2,805,610            0

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
          0             0        1,687,582        1,687,582        432,057    1/1/2002      40 yrs
     19,324             0                0           19,324              0    1/1/2002
     20,139             0                0           20,139              0    1/1/2002
    226,074             0        1,885,393        2,111,467        610,427    1/1/2002   38-40 yrs
    361,327             0        2,458,779        2,820,106        542,076    1/1/2002   38-40 yrs
     15,588             0                0           15,588              0    1/1/2002
    272,587             0        4,088,632        4,361,219      1,339,453    1/1/2002   38-40 yrs
    175,559             0        2,125,785        2,301,344        806,375    1/1/2002   38-40 yrs
    411,929             0        3,953,110        4,365,039      1,311,349    1/1/2002   38-40 yrs
    198,458             0        2,325,274        2,523,732        882,046    1/1/2002   38-40 yrs
     19,681             0                0           19,681              0    1/1/2002
    278,585             0        2,034,476        2,313,061        768,345    1/1/2002      40 yrs
    152,864             0        2,008,829        2,161,693        762,009    1/1/2002   38-40 yrs
    234,080             0        2,508,802        2,742,882        951,664    1/1/2002   38-40 yrs
          0             0        2,661,472        2,661,472      1,212,781    1/1/2002   38-40 yrs
     15,410             0                0           15,410              0    1/1/2002
    288,344             0        3,158,143        3,446,487        773,019    1/1/2002   38-40 yrs
          0             0        1,570,169        1,570,169        508,368    1/1/2002   38-40 yrs
          0             0        1,729,065        1,729,065        743,547    1/1/2002      40 yrs
    141,041             0        3,127,889        3,268,930      1,204,815    1/1/2002   38-40 yrs
          0       120,697          813,389          934,086        360,751    1/1/2002   25-35 yrs
          0       153,014        1,031,179        1,184,193        457,345    1/1/2002   25-35 yrs
          0       107,249          722,764          830,013        320,558    1/1/2002   25-35 yrs
          0       270,916        1,825,733        2,096,649        809,742    1/1/2002   25-35 yrs
          0       182,098        1,227,177        1,409,275        544,273    1/1/2002   25-35 yrs
          0       272,514        1,836,502        2,109,016        814,519    1/1/2002   25-35 yrs
          0       105,469          710,765          816,234        315,236    1/1/2002   25-35 yrs
          0       129,849          875,068        1,004,917        388,107    1/1/2002   25-35 yrs
    221,399             0        3,267,103        3,488,502      1,070,320    1/1/2002   38-40 yrs
     89,102             0        2,016,194        2,105,296        712,605    1/1/2002   38-40 yrs
    148,591             0        1,999,052        2,147,643        758,891    1/1/2002   38-40 yrs
    156,731             0        2,052,332        2,209,063        778,512    1/1/2002   38-40 yrs
     52,031             0        2,326,954        2,378,985      1,019,160    1/1/2002   20-40 yrs
     53,885             0        2,877,258        2,931,143      1,260,185    1/1/2002   20-40 yrs
          0       690,033        3,996,527        4,686,560      2,018,484    1/1/2002   27-40 yrs
    232,849             0        3,094,520        3,327,369        709,924    1/1/2002   38-40 yrs
    342,304        76,762        1,961,545        2,380,611        495,470    1/1/2002   27-40 yrs
      4,817             0                0            4,817              0    1/1/2002
     15,561             0                0           15,561              0    1/1/2002
      3,886             0                0            3,886              0    1/1/2002
     18,418             0                0           18,418              0    1/1/2002
          0             0        2,805,610        2,805,610      1,077,520    1/1/2002   38-40 yrs

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Retail       Bozeman                  MT         67,122         144,655             0             0          905,925            0
Retail       Charlotte                NC              0         182,550        20,819             0          898,638       15,259
Retail       Concord                  NC              0         367,400        41,180             0        1,777,516       15,259
Retail       Jacksonville             NC              0         160,215        64,422             0          729,731            0
Retail       Jefferson                NC              0         139,630             0             0          635,971            0
Retail       Lexinton                 NC              0         265,357       106,705             0        1,208,617            0
Retail       Thomasville              NC              0         198,991        23,546             0        1,016,388       15,259
Retail       Omaha                    NE        525,693         914,004       257,838             0        4,414,646            0
Retail       Omaha                    NE        181,196         689,265       548,061             0        2,989,091            0
Retail       Omaha                    NE        622,584         671,713       242,848             0        3,055,569            0
Retail       Garwood                  NJ        495,554         735,121             0             0        3,802,120      607,569
Retail       Albuquerque              NM        786,458         541,116       261,712        97,050        2,480,017            0
Retail       Albuquerque              NM              0               0        16,692             0                0            0
Retail       Albuquerque              NM              0               0        15,482             0                0            0
Retail       LasCruces                NM        561,492         532,633       153,370             0        2,461,381       17,827
Retail       Las Vegas                NV        341,943         533,291             0             0        2,516,348            0
Retail       Las Vegas                NV        680,885         555,876             0             0        3,103,406            0
Retail       Las Vegas                NV              0         284,049       313,727             0        1,629,723            0
Retail       Las Vegas                NV              0               0        19,977             0                0            0
Retail       Reno                     NV        437,480         325,869             0             0        1,760,213            0
Retail       Portchester              NY      1,507,414       1,382,633             0             0        7,308,836            0
Retail       Cincinatti               OH        333,937         307,837             0             0        2,446,610            0
Retail       Columbus                 OH        714,460         658,617             0       608,625        3,531,942            0
Retail       Franklin                 OH              0         348,067        13,860             0        1,685,071       23,279
Retail       Lawton                   OK        758,774         360,282             0       353,712        2,257,661            0
Retail       Ponca City               OK              0               0        47,435             0                0            0
Retail       Still Water              OK              0               0        15,239             0                0            0
Retail       Beaverton                OR        438,882       1,073,630       416,452             0        2,833,900            0
Retail       Grants Pass              OR        686,492         325,961             0       320,017        2,042,594            0
Retail       Portland                 OR              0         580,807       555,800             0        2,156,029            0
Retail       Salem                    OR        325,333         795,857       308,707             0        2,100,707            0
Retail       Doylestown               PA        296,861         196,497        97,322             0          819,192          108
Retail       Lansdale                 PA        313,946         207,805       102,922             0          866,323          108
Retail       Lima                     PA        341,708         226,182       112,019             0          942,899          108
Retail       Philadelphia             PA        596,417         801,444       628,239             0        3,796,188            0
Retail       Philadelphia, 52nd       PA        375,881         248,801       123,229             0        1,037,260          108
Retail       Philadelphia, Broad      PA        399,374         264,352       130,925             0        1,102,037          108
Retail       Philadelphia, Bustle     PA        296,861         196,497        97,322             0          819,192          108
Retail       Philadelphia, Cottman    PA        422,866         279,901       138,629             0        1,166,885          108
Retail       Philadelphia, Frankford  PA        328,896         217,701       108,178             0          907,541          108
Retail       Philadelphia, Lehigh     PA        298,996         197,910        98,020             0          825,061          108
Retail       Philadelphia, N 5th      PA         89,699          59,373        29,406             0          247,488          104

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
          0             0          905,925          905,925        412,744    1/1/2002      40 yrs
     36,078             0          898,638          934,716        239,582    1/1/2002   38-40 yrs
     56,439             0        1,777,516        1,833,955        473,896    1/1/2002   38-40 yrs
     64,422             0          729,731          794,153        180,607    1/1/2002   38-40 yrs
          0             0          635,971          635,971        157,402    1/1/2002   38-40 yrs
    106,705             0        1,208,617        1,315,322        299,131    1/1/2002   38-40 yrs
     38,805             0        1,016,388        1,055,193        270,975    1/1/2002   38-40 yrs
    257,838             0        4,414,646        4,672,484      1,464,453    1/1/2002   38-40 yrs
    548,061             0        2,989,091        3,537,152      1,383,430    1/1/2002   38-40 yrs
    242,848             0        3,055,569        3,298,417        700,988    1/1/2002   38-40 yrs
    607,569             0        3,802,120        4,409,689      1,054,934    1/1/2002   38-40 yrs
    261,712        97,050        2,480,017        2,838,779        626,431    1/1/2002   27-40 yrs
     16,692             0                0           16,692              0    1/1/2002
     15,482             0                0           15,482              0    1/1/2002
    171,197             0        2,461,381        2,632,578        806,360    1/1/2002   38-40 yrs
          0             0        2,516,348        2,516,348        524,651    1/1/2002   38-40 yrs
          0             0        3,103,406        3,103,406      1,096,870    1/1/2002   38-40 yrs
    313,727             0        1,629,723        1,943,450        613,320    1/1/2002      40 yrs
     19,977             0                0           19,977              0    1/1/2002
          0             0        1,760,213        1,760,213        502,803    1/1/2002   38-40 yrs
          0             0        7,308,836        7,308,836      2,653,440    1/1/2002   38-40 yrs
          0             0        2,446,610        2,446,610        898,904    1/1/2002   38-40 yrs
          0       608,625        3,531,942        4,140,567      1,782,891    1/1/2002   27-40 yrs
     37,139             0        1,685,071        1,722,210        738,028    1/1/2002   38-40 yrs
          0       353,712        2,257,661        2,611,373      1,108,057    1/1/2002   27-40 yrs
     47,435             0                0           47,435              0    1/1/2002
     15,239             0                0           15,239              0    1/1/2002
    416,452             0        2,833,900        3,250,352        624,777    1/1/2002   38-40 yrs
          0       320,017        2,042,594        2,362,611      1,002,502    1/1/2002   27-40 yrs
    555,800             0        2,156,029        2,711,829        982,461    1/1/2002   38-40 yrs
    308,707             0        2,100,707        2,409,414        463,133    1/1/2002   38-40 yrs
     97,430             0          819,192          916,622        214,823    1/1/2002   20-40 yrs
    103,030             0          866,323          969,353        227,181    1/1/2002   20-40 yrs
    112,127             0          942,899        1,055,026        247,263    1/1/2002   20-40 yrs
    628,239             0        3,796,188        4,424,427      1,126,514    1/1/2002      40 yrs
    123,337             0        1,037,260        1,160,597        272,007    1/1/2002   20-40 yrs
    131,033             0        1,102,037        1,233,070        288,996    1/1/2002   20-40 yrs
     97,430             0          819,192          916,622        214,823    1/1/2002   20-40 yrs
    138,737             0        1,166,885        1,305,622        306,000    1/1/2002   20-40 yrs
    108,286             0          907,541        1,015,827        237,990    1/1/2002   20-40 yrs
     98,128             0          825,061          923,189        216,362    1/1/2002   20-40 yrs
     29,510             0          247,488          276,998         64,901    1/1/2002   20-40 yrs

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Retail       Philadelphia, N Broad    PA        279,775         185,187        91,723             0          772,059          108
Retail       Richboro                 PA        275,504         182,360        90,321             0          760,258          108
Retail       Wayne                    PA        403,645         267,179       131,965             0        1,113,823          108
Retail       Moncks Corner            SC              0         118,443             0             0          539,472            0
Retail       Chattanooga              TN        977,656         697,193             0       369,150        3,423,619            0
Retail       Paris                    TN        647,013         461,403             0       244,304        2,265,754            0
Retail       Austin                   TX              0               0        47,126             0                0            0
Retail       Baytown                  TX              0               0        17,888             0                0            0
Retail       Bear Creek               TX              0               0        17,859             0                0            0
Retail       Carrolton                TX        348,651         606,251             0       369,067        2,878,867            0
Retail       Dallas                   TX        496,746         457,920             0             0        3,639,198            0
Retail       El Paso                  TX              0               0        18,500             0                0            0
Retail       El Paso                  TX              0               0        14,599             0                0            0
Retail       Fort Worth               TX        742,058         938,187             0       532,340        3,692,269            0
Retail       Garland                  TX      1,057,568         727,651             0       130,505        3,334,967            0
Retail       Granbury                 TX        689,136         474,155             0        85,040        2,173,176            0
Retail       Grand Prairie            TX        991,747         470,902             0       462,315        2,950,860            0
Retail       Grand Prairie            TX              0               0        16,029             0                0            0
Retail       Greenville               TX              0         290,427             0             0        1,431,281            0
Retail       Greenville               TX              0               0             0             0                0        2,012
Retail       Hillsboro                TX        582,172         400,559             0        71,841        1,835,821            0
Retail       Houston                  TX        682,976         629,594             0       639,638        3,705,420            0
Retail       Lubbock                  TX              0         240,876             0             0        1,509,270            0
Retail       Midland                  TX        506,837       1,239,865       480,935             0        3,272,686            0
Retail       Texarkana                TX              0         383,733        89,804             0        1,719,229       20,590
Retail       Bountiful                UT        183,069         470,695             0             0        3,363,558            0
Retail       Sandy                    UT        141,006         355,899             0             0        1,585,726            0
Retail       Herndon                  VA              0               0        17,741             0                0            0
Retail       Staunton                 VA              0         317,474       127,681             0        1,445,996            0
Retail       Bothell                  WA         50,506         185,806             0             0        1,136,801            0
Retail       Edmonds                  WA              0         208,279             0             0        1,305,028            0
Retail       Everett                  WA        770,522         730,920       210,463             0        3,377,702       17,827
Retail       Federal Way              WA        589,576         439,162       210,776             0        2,372,179            0
Retail       Graham                   WA        938,027         445,395             0       437,273        2,790,997            0
Retail       Kent                     WA        437,827       1,071,049       415,452             0        2,827,087            0
Retail       Milton                   WA      1,058,715         502,700             0       493,533        3,150,107            0
Retail       Port Orchard             WA         38,455         141,469             0             0          865,542            0
Retail       Puyallup                 WA              0               0        15,117             0                0            0
Retail       Redmond                  WA      1,052,283         499,646             0       490,535        3,130,967            0
Retail       Spokane                  WA        808,057         383,682             0       376,686        2,404,286            0
Retail       Spokane                  WA        113,584         417,859       355,128             0        2,556,552            0
Retail       Woodinville              WA        121,550         306,791             0             0        1,366,924            0

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
     91,831             0          772,059          863,890        202,462    1/1/2002   20-40 yrs
     90,429             0          760,258          850,687        199,368    1/1/2002   20-40 yrs
    132,073             0        1,113,823        1,245,896        292,085    1/1/2002   20-40 yrs
          0             0          539,472          539,472        133,519    1/1/2002   38-40 yrs
          0       369,150        3,423,619        3,792,769      1,457,994    1/1/2002   27-40 yrs
          0       244,304        2,265,754        2,510,058        964,902    1/1/2002   27-40 yrs
     47,126             0                0           47,126              0    1/1/2002
     17,888             0                0           17,888              0    1/1/2002
     17,859             0                0           17,859              0    1/1/2002
          0       369,067        2,878,867        3,247,934      1,154,074    1/1/2002   25-40 yrs
          0             0        3,639,198        3,639,198      1,337,070    1/1/2002   38-40 yrs
     18,500             0                0           18,500              0    1/1/2002
     14,599             0                0           14,599              0    1/1/2002
          0       532,340        3,692,269        4,224,609      1,836,571    1/1/2002   27-40 yrs
          0       130,505        3,334,967        3,465,472        842,382    1/1/2002   29-40 yrs
          0        85,040        2,173,176        2,258,216        548,924    1/1/2002   29-40 yrs
          0       462,315        2,950,860        3,413,175      1,448,277    1/1/2002   27-40 yrs
     16,029             0                0           16,029              0    1/1/2002
          0             0        1,431,281        1,431,281      1,055,356    1/1/2002      40 yrs
      2,012             0                0            2,012              0    5/1/2003
          0        71,841        1,835,821        1,907,662        463,713    1/1/2002   29-40 yrs
          0       639,638        3,705,420        4,345,058      1,871,355    1/1/2002   27-40 yrs
          0             0        1,509,270        1,509,270        649,028    1/1/2002      40 yrs
    480,935             0        3,272,686        3,753,621        721,514    1/1/2002   38-40 yrs
    110,394             0        1,719,229        1,829,623        339,153    1/1/2002   38-40 yrs
          0             0        3,363,558        3,363,558      1,572,905    1/1/2002      40 yrs
          0             0        1,585,726        1,585,726        405,980    1/1/2002   38-40 yrs
     17,741             0                0           17,741              0    1/1/2002
    127,681             0        1,445,996        1,573,677        357,881    1/1/2002   38-40 yrs
          0             0        1,136,801        1,136,801        552,817    1/1/2002      40 yrs
          0             0        1,305,028        1,305,028        561,200    1/1/2002      40 yrs
    228,290             0        3,377,702        3,605,992      1,106,547    1/1/2002   38-40 yrs
    210,776             0        2,372,179        2,582,955        677,610    1/1/2002   38-40 yrs
          0       437,273        2,790,997        3,228,270      1,369,819    1/1/2002   27-40 yrs
    415,452             0        2,827,087        3,242,539        623,275    1/1/2002   38-40 yrs
          0       493,533        3,150,107        3,643,640      1,546,069    1/1/2002   27-40 yrs
          0             0          865,542          865,542        420,906    1/1/2002      40 yrs
     15,117             0                0           15,117              0    1/1/2002
          0       490,535        3,130,967        3,621,502      1,536,676    1/1/2002   27-40 yrs
          0       376,686        2,404,286        2,780,972      1,180,022    1/1/2002   27-40 yrs
    355,128             0        2,556,552        2,911,680      1,243,229    1/1/2002      40 yrs
          0             0        1,366,924        1,366,924        349,962    1/1/2002   38-40 yrs

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Retail       Cheyenne                 WY              0         219,756        50,959             0          984,564       20,590
Retail       Evanston                 WY              0         408,458        99,826             0        1,187,469            0
Retail       Evanston - Cons          WY              0         795,305       194,371             0        2,662,995            0

                                           ----------------------------------------------------------------------------------------
                                             58,193,603      68,569,747    15,698,738    12,154,681      326,239,480      963,107
                                           ----------------------------------------------------------------------------------------

Other        Jonesboro                AZ              0               0        17,184             0                0            0
Other        Sun City                 AZ              0               0        53,755             0        1,698,893       20,833
Other        Colton                   CA              0       7,210,793     1,974,116             0       20,756,195            0
Other        El Segundo               CA     73,247,246               0             0     3,801,120      100,873,472    1,428,379
Other        Irvine                   CA              0               0             0             0                0    1,000,000
Other        Long Beach               CA     17,729,816       2,997,042             0     6,375,556       30,034,817            0
Other        Palo Alto                CA      9,108,505       3,466,140             0             0       26,957,521            0
Other        Ft Collins               CO              0               0        62,458             0        1,973,910       20,833
Other        Orlando                  FL        857,579       1,533,623             0             0        9,128,285            0
Other        North Berwick            ME      7,764,829       3,219,973       274,873             0       22,304,939            0
Other        Carlsbad                 NM              0               0        49,505             0        1,565,013       20,833
Other        Saugerties               NY              0               0        32,120             0        2,100,435            0
Other        N Myrtle Beach           SC              0         267,219             0             0        1,577,826            0
Other        Franklin                 TN      2,920,574               0             0             0        8,805,302            0
Other        Memphis                  TN      3,833,418       2,332,005             0             0       19,233,942            0
Other        Corpus Christi           TX              0               0        60,757             0        1,923,062       20,833
Other        El Paso                  TX              0               0        40,030             0        1,265,089       20,834
Other        Lewisville               TX              0       1,890,726     1,952,399             0       15,502,972            0
Other        McAllen                  TX              0               0        36,013             0        1,138,486       20,834
Other        Round Rock               TX              0               0        16,164             0                0            0
Other        Victoria                 TX              0               0        59,995             0        1,896,077       20,833
Other        Windsor                  WI      1,153,382       2,681,113             0             0       13,985,024            0

                                           ----------------------------------------------------------------------------------------
                                            116,615,349      25,598,634     4,629,369    10,176,676      282,721,260    2,574,212
                                           ----------------------------------------------------------------------------------------

                                           ----------------------------------------------------------------------------------------
                                            478,585,587     263,072,158    27,250,005    43,997,423    1,548,659,698    4,922,349
                                           ----------------------------------------------------------------------------------------

             NK Remainder                       353,630

                                           ----------------------------------------------------------------------------------------
Total from Continuing Operations            478,939,217     263,072,158    27,250,005    43,997,423    1,548,659,698    4,922,349
                                           ----------------------------------------------------------------------------------------

Discontinued Operations:

                                           ----------------------------------------------------------------------------------------
Office       Bedford                  TX              0       4,361,020             0             0       12,542,065    2,555,275
                                           ----------------------------------------------------------------------------------------

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
     71,549             0          984,564        1,056,113        194,225    1/1/2002   38-40 yrs
     99,826             0        1,187,469        1,287,295        417,421    1/1/2002   20-40 yrs
    194,371             0        2,662,995        2,857,366        936,102    1/1/2002   20-40 yrs

--------------------------------------------------------------------------
 16,661,845    12,154,681      326,239,480      355,056,006    124,184,984
--------------------------------------------------------------------------

     17,184             0                0           17,184              0    1/1/2002
     74,588             0        1,698,893        1,773,481        430,875    1/1/2002   38-40 yrs
  1,974,116             0       20,756,195       22,730,311     10,637,425    1/1/2002   20-40 yrs
  1,428,379     3,801,120      100,873,472      106,102,971     38,876,344    1/1/2002   26-40 yrs
  1,000,000             0                0        1,000,000              0    1/1/2003
          0     6,375,556       30,034,817       36,410,373     14,378,909    1/1/2002   27-40 yrs
          0             0       26,957,521       26,957,521      9,674,984    1/1/2002      40 yrs
     83,291             0        1,973,910        2,057,201        500,624    1/1/2002   38-40 yrs
          0             0        9,128,285        9,128,285      3,808,502    1/1/2002   38-40 yrs
    274,873             0       22,304,939       22,579,812     10,205,906    1/1/2002   38-40 yrs
     70,338             0        1,565,013        1,635,351        396,920    1/1/2002   38-40 yrs
     32,120             0        2,100,435        2,132,555      1,476,458    1/1/2003   15-40 yrs
          0             0        1,577,826        1,577,826        420,658    1/1/2002   38-40 yrs
          0             0        8,805,302        8,805,302      2,879,776    1/1/2002   38-40 yrs
          0             0       19,233,942       19,233,942      8,864,690    1/1/2002   30-40 yrs
     81,590             0        1,923,062        2,004,652        487,728    1/1/2002   38-40 yrs
     60,864             0        1,265,089        1,325,953        320,853    1/1/2002   38-40 yrs
  1,952,399             0       15,502,972       17,455,371      6,322,154    1/1/2002   38-40 yrs
     56,847             0        1,138,486        1,195,333        288,744    1/1/2002   38-40 yrs
     16,164             0                0           16,164              0    1/1/2002
     80,828             0        1,896,077        1,976,905        480,884    1/1/2002   38-40 yrs
          0             0       13,985,024       13,985,024      5,452,591    1/1/2002   38-40 yrs

--------------------------------------------------------------------------
  7,203,581    10,176,676      282,721,260      300,101,517    115,905,025
--------------------------------------------------------------------------

--------------------------------------------------------------------------
 32,172,354    43,997,423    1,548,659,698    1,624,829,475    592,032,474
--------------------------------------------------------------------------



--------------------------------------------------------------------------
 32,172,354    43,997,423    1,548,659,698    1,624,829,475    592,032,474
--------------------------------------------------------------------------



--------------------------------------------------------------------------
  2,555,275             0       12,542,065       15,097,340      4,876,493    1/1/2002   38-40 yrs
--------------------------------------------------------------------------

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                               Mortgage  Contract Right
Retail       Mesa, McKellips          AZ              0          34,376        12,986             0          126,532            0
Retail       Atascadero               CA              0          62,758        23,708             0          231,002            0
Retail       Beaumont                 CA              0          59,585        24,197             0          219,322            0
Retail       Paso Robles              CA              0          64,344        24,308             0          236,842            0
Retail       Farmington               NM              0          30,850        11,655             0          113,554            0
Retail       Las Vegas, Bonan         NV              0          48,479        18,315             0          178,442            0
Retail       Dallas, Jefferson        TX              0          45,129        17,050             0          166,114            0
Retail       El Paso, Alameda         TX              0          40,017        15,118             0          147,296            0
Retail       El Paso, Dyer            TX              0          35,257        13,320             0          129,776            0
Retail       Lubbock, 82nd            TX              0          42,485        16,050             0          156,380            0
Retail       Rockdale                 TX         36,425         126,802       134,651             0        1,049,237            0
Retail       Taylor                   TX         62,070         169,683       181,808             0        1,266,242            0
Retail       Woodville                TX         34,949         121,662       129,192             0        1,006,705            0

                                           ----------------------------------------------------------------------------------------
                                                133,444         881,427       622,358             0        5,027,444            0
                                           ----------------------------------------------------------------------------------------

Other        Flagstaff                AZ              0               0        63,079             0        1,993,639       20,834
Other        New Kingston             PA      5,466,250       3,967,524             0             0       14,879,873            0

                                           ----------------------------------------------------------------------------------------
                                              5,466,250       3,967,524        63,079             0       16,873,512       20,834
                                           ----------------------------------------------------------------------------------------

                                           ----------------------------------------------------------------------------------------
Total from Discontinued Operations            5,599,694       9,209,971       685,437             0       34,443,021    2,576,109
                                           ----------------------------------------------------------------------------------------

                                           ----------------------------------------------------------------------------------------
TOTALS                                     $484,538,911    $272,282,129   $27,935,442   $43,997,423   $1,583,102,719   $7,498,458
                                           ========================================================================================

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
     12,986             0          126,532          139,518         36,521    4/1/2003   35-40 yrs
     23,708             0          231,002          254,710         66,674    4/1/2003   35-40 yrs
     24,197             0          219,322          243,519         63,303    1/1/2002   20-40 yrs
     24,308             0          236,842          261,150         68,360    4/1/2003   35-40 yrs
     11,655             0          113,554          125,209         32,775    4/1/2003   35-40 yrs
     18,315             0          178,442          196,757         51,504    4/1/2003   35-40 yrs
     17,050             0          166,114          183,164         47,945    4/1/2003   35-40 yrs
     15,118             0          147,296          162,414         42,514    4/1/2003   35-40 yrs
     13,320             0          129,776          143,096         37,457    4/1/2003   35-40 yrs
     16,050             0          156,380          172,430         45,136    4/1/2003   35-40 yrs
    134,651             0        1,049,237        1,183,888        339,306    1/1/2002      40 yrs
    181,808             0        1,266,242        1,448,050        630,614    1/1/2002   38-40 yrs
    129,192             0        1,006,705        1,135,897        325,223    1/1/2002      40 yrs

--------------------------------------------------------------------------
    622,358             0        5,027,444        5,649,802      1,787,332
--------------------------------------------------------------------------

     83,913             0        1,993,639        2,077,552        457,324    4/1/2003   35-40 yrs
          0             0       14,879,873       14,879,873      3,047,428    1/1/2002   38-40 yrs

--------------------------------------------------------------------------
     83,913             0       16,873,512       16,957,425      3,504,752
--------------------------------------------------------------------------

--------------------------------------------------------------------------
  3,261,546             0       34,443,021       37,704,567     10,168,577
--------------------------------------------------------------------------

--------------------------------------------------------------------------
$35,433,900   $43,997,423   $1,583,102,719   $1,662,534,042   $602,201,051
==========================================================================

The aggregate cost for federal income tax purposes was approximately $1,500,000,000.

NEWKIRK MASTER LIMITED PARTNERSHIP

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

                                                         Year ended    Year ended    Year ended
                                                         December 31,  December 31,  December 31,
                                                            2004          2003          2002
                                                         ----------    ----------    ----------
Real Estate
    Balance at beginning of year                         $1,702,077    $1,716,568    $       --
    Assets contributed in the exchange                           --            --     1,890,357
    Additions during the year:
       Land & land estates                                    2,557         5,611         2,904
       Buildings & improvements                               4,538        91,724            --
                                                         ----------    ----------    ----------
                                                          1,709,172     1,813,903     1,893,261

    Less: Reclassification to discontinued operations
       and disposition of assets                             84,343       111,826       176,693
                                                         ----------    ----------    ----------
    Balance at end of year                               $1,624,829    $1,702,077    $1,716,568
                                                         ==========    ==========    ==========

Accumulated Depreciation
    Balance at beginning of year                         $  572,840    $  512,678    $       --
    Accumulated depreciation contributed in
       the exchange                                              --            --       542,619
    Additions charged to operating expenses                  39,231        42,983        37,172
    Additions for property purchases                             --        51,474
                                                         ----------    ----------    ----------
                                                            612,071       607,135       579,791

    Less: Reclassification to discontinued operations
       and disposition of assets                             20,039        34,295        67,113
                                                         ----------    ----------    ----------
    Balance at end of year                               $  592,032    $  572,840    $  512,678
                                                         ==========    ==========    ==========

                                  Exhibit Index

Exhibit No.                           Description
-----------                           -----------

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