Form 10-Q
period 2005-03-31
NEWKIRK MASTER LP
filed 2005-05-13
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,266,434 Limited Partnership Units Outstanding as of March 31, 2005.


                                    1 of 29

Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Unaudited Consolidated Balance Sheet at March 31, 2005 and
            Consolidated Balance Sheet at December 31, 2004 ...................3

            Unaudited Consolidated Statements of Operations for the Three
            Months Ended March 31, 2005 and March 31, 2004.....................4

            Unaudited Consolidated Statement of Partners' Equity for the
            Three Months Ended March 31, 2005..................................5

            Unaudited Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2005 and March 31, 2004.................6 & 7

            Notes to Consolidated Unaudited Financial Statements...............8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........19

    Item 4. Controls and Procedures...........................................19

Part II. OTHER INFORMATION

    Item 1. Legal Proceedings.................................................20

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......20

    Item 6. Exhibits..........................................................21

    Signatures................................................................22

    Exhibit Index........................................................23 & 24


                                    2 of 29

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                              March 31,     December 31,
                                                                                2005           2004
                                                                            -----------     ------------
                                                                            (Unaudited)
ASSETS

Real estate investments:
     Land                                                                   $    31,983     $    32,172
     Land estates                                                                43,997          43,997
     Buildings and improvements                                               1,546,350       1,548,660
                                                                            -----------     -----------

              Total real estate investments                                   1,622,330       1,624,829

     Less accumulated depreciation and amortization                            (600,598)       (592,032)
                                                                            -----------     -----------

              Real estate investments, net                                    1,021,732       1,032,797

Real estate held for sale, net of accumulated depreciation of $10,621
     and $10,169                                                                 25,266          27,536
Cash and cash equivalents, of which $10,255 and $8,216 is restricted             30,940          29,533
Receivables and deferred rental income (including $8,798 and $8,687 from
     related parties)                                                            73,417          95,713
Equity investments in limited partnerships                                       11,703          11,107
Deferred costs, net of accumulated amortization of $36,243 and $34,991           13,995          15,072
Other assets (including $10,199 and $10,111 from related parties)                24,732          25,127
Other assets of discontinued operations                                             223             244
                                                                            -----------     -----------

              Total Assets                                                  $ 1,202,008     $ 1,237,129
                                                                            ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $15,384 and
     $15,232 to a related party)                                            $   448,213     $   489,955
Note payable                                                                    163,708         165,328
Contract right mortgage notes and accrued interest payable
     (including $244,729 and $249,447 to related parties)                       346,305         354,197
Accounts payable and accrued expenses                                             3,375           3,758
Liabilities of discontinued operations                                           18,568          17,497
                                                                            -----------     -----------

              Total Liabilities                                                 980,169       1,030,735

Contingencies

Minority interests                                                              (24,997)        (27,665)
Partners' equity (6,266,434 and 6,314,458 limited partnership
     units outstanding)                                                         246,836         234,059
                                                                            -----------     -----------

              Total Liabilities, Minority Interests and Partners' Equity    $ 1,202,008     $ 1,237,129
                                                                            ===========     ===========

                 See notes to consolidated financial statements.


                                    3 of 29

              THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          2005            2004
                                                                       -----------     -----------
Revenue:
     Rental income                                                     $    61,766     $    61,852
     Interest income                                                           784             604
     Management fees                                                            81              90
                                                                       -----------     -----------

        Total revenue                                                       62,631          62,546
                                                                       -----------     -----------

Expenses:
     Interest (including $5,453 and $5,474 to related
        parties)                                                            19,675          23,459
     Depreciation                                                            8,893           8,904
     General and administrative (including $482 and $471
        to a related party)                                                  1,626           1,482
     Amortization                                                              683             711
     Ground rent                                                               761             766
     State income taxes                                                        271             321
                                                                       -----------     -----------

        Total expenses                                                      31,909          35,643
                                                                       -----------     -----------

Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest         30,722          26,903

     Equity in income from investments in limited partnerships                 755             620
     Minority interest                                                      (4,010)         (4,056)
                                                                       -----------     -----------

        Income from continuing operations                                   27,467          23,467
                                                                       -----------     -----------

Discontinued operations:
     Income from discontinued operations                                     1,264           1,936
     Impairment loss                                                        (2,200)             --
     Gain from disposal of real estate                                         600           7,669
                                                                       -----------     -----------

        (Loss) income from discontinued operations                            (336)          9,605
                                                                       -----------     -----------

Net income                                                             $    27,131     $    33,072
                                                                       ===========     ===========

Income from continuing operations per
     limited partnership unit                                          $      4.36     $      3.72
(Loss) income from discontinued operations per
     limited partnership unit                                                (0.05)           1.52
                                                                       -----------     -----------

Net income per limited partnership unit                                $      4.31     $      5.24
                                                                       ===========     ===========

Distributions per limited partnership unit                             $      1.95     $      1.75
                                                                       ===========     ===========

Weighted average limited partnership units                               6,297,917       6,313,888
                                                                       ===========     ===========

                 See notes to consolidated financial statements.


                                    4 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                        (In thousands, except unit data)
                                   (Unaudited)

                                                        Limited
                                                      Partnership    Partners'
                                                         Units         Equity
                                                      -----------    ----------

Balance at December 31, 2004                           6,314,458     $  234,059

Distributions                                                 --        (12,313)

Limited partner buyouts                                  (48,024)        (2,041)

Net income                                                    --         27,131
                                                      ----------     ----------

Balance at March 31, 2005                              6,266,434     $  246,836
                                                      ==========     ==========

                 See notes to consolidated financial statements.


                                    5 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                           2005         2004
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
   Income from continuing operations                                     $ 27,467     $ 23,467
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
          Amortization of deferred costs and land estates                   1,663        3,361
          Depreciation expense                                              8,893        8,904
          Minority interest expense                                         4,010        4,056
          Equity in income of limited partnerships                           (755)        (620)

       Changes in operating assets and liabilities:
          Decrease in receivables and deferred rental income               22,266       20,548
          Decrease in accounts payable and accrued expenses                  (383)        (397)
          Decrease in accrued interest-mortgages and contract rights      (11,674)      (7,730)
          Decrease in other assets                                            393          564
                                                                         --------     --------

                Net cash provided by continuing operations                 51,880       52,153
                                                                         --------     --------

Discontinued Operations:
   (Loss) income from discontinued operations                                (336)       9,605
       Adjustments to reconcile (loss) income from discontinued
          operations to net cash provided by discontinued operations:
          Amortization of deferred costs and land estates                      15           55
          Depreciation expense                                                 --          561
          Net gain from early extinguishment of debt                           --           (4)
          Gain on disposal of real estate                                    (600)      (7,669)
          Minority interest expense                                            (1)          68
          Impairment loss                                                   2,200           --

       Changes in assets and liabilities:
          Net change in assets and liabilities of discontinued
          operations                                                          229         (704)
                                                                         --------     --------

                Net cash provided by discontinued operations                1,507        1,912
                                                                         --------     --------

                Net cash provided by operating activities                  53,387       54,065
                                                                         --------     --------

                                                                     (Continued)


                                    6 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                              2005         2004
                                                                            --------     --------
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Building improvements and land additions                             $    (28)    $    (51)
       Net proceeds from disposal of real estate                               2,212       23,184
       Distributions from limited partnership interests                          168          168
       Investments in limited partnership interest                               (10)          --
                                                                            --------     --------

              Net cash provided by investing activities                        2,342       23,301
                                                                            --------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Satisfaction of mortgage notes                                           (945)          --
       Satisfaction of contract right mortgage notes and accrued interest         --       (1,670)
       Principal payments of mortgage notes                                  (36,060)     (37,613)
       Principal payments of note payable                                     (1,620)     (14,603)
       Principal payments of contract right mortgage notes                        (2)          (2)
       Distributions to partners                                             (12,313)     (11,059)
       Limited partner buyouts                                                (2,041)        (311)
       Distributions to minority interests                                    (1,341)      (3,439)
                                                                            --------     --------

              Cash used in financing activities                              (54,322)     (68,697)
                                                                            --------     --------

Net increase in cash and cash equivalents                                      1,407        8,669

Cash and Cash Equivalents at Beginning of Period                              29,533       37,851
                                                                            --------     --------

Cash and Cash Equivalents at End of Period                                  $ 30,940     $ 46,520
                                                                            ========     ========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state income taxes                                     $    224     $    156
                                                                            ========     ========
       Cash paid for interest                                               $ 29,082     $ 29,968
                                                                            ========     ========

Supplemental Disclosure of Non-Cash Financing Activities:
       Debt assumed by purchaser with sale of property                      $     --     $ 28,460
                                                                            ========     ========

                 See notes to consolidated financial statements.


                                    7 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2005

Note 1 - GENERAL

The Newkirk Master Limited Partnership (the "Partnership"), commenced operations on January 1, 2002 following the completion of a transaction (the "Exchange") involving the merger into wholly-owned subsidiaries of the Partnership of 90 limited partnerships (the "Newkirk Partnerships"), each of which owned commercial properties, and the acquisition by the Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships.

The consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements reflect, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - RELATED PARTY TRANSACTIONS

Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group", performs asset management services for the Partnership and received a fee of $0.5 million for the three months ended March 31, 2005 and 2004. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.1 million of management fees for these services for the three months ended March 31, 2005 and 2004. The Partnership had receivables for management fees of $0.9 million due from these partnerships at March 31, 2005 and December 31, 2004.

The Partnership has an ownership interest in the three most junior tranches of a securitized


                                    8 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2005

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

pool of first mortgages which includes 29 first mortgage loans encumbering 61 Partnership properties and one other property controlled by affiliates of the general partner. The Partnership had a loan receivable which is included in other assets, net of discount, of $10.2 million and $10.1 million at March 31, 2005 and December 31, 2004, respectively, and earned interest income of $0.4 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively, related to this ownership interest.

T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of certain of the contract right mortgage notes. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003, purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $5.6 million and $6.1 million ($0.3 million and $0.8 million of which is included in discontinued operations, respectively) of interest expense on these contract rights during the three months ended March 31, 2005 and 2004, respectively. Contract right mortgage notes and accrued interest payable includes $244.7 million and $249.4 million due to T-Two Partners at March 31, 2005 and December 31, 2004, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, as described below, the Partnership and the owners of T-Two Partners modified these rights.

The Partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units of the Partnership to be determined at the time of exercise based on an agreed-upon formula. The Partnership and the owners of T-Two Partners modified the Partnership's option in certain respects. First, the option can now be exercised by the Partnership at any time between November 24, 2006 and November 24, 2009, or any other time as agreed upon by the parties. Second, the purchase price is payable in cash rather than units of the Partnership. Finally, the formula for determining the purchase price payable by the Partnership if it exercises the option has been revised in a manner that the Partnership's general partner believes to be significantly more favorable to the Partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan described below (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $163.7 million at March 31, 2005. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the T-Two Loan. Currently, the Partnership believes that it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. The T-Two Loan is secured by all of the assets of T-Two Partners,


                                    9 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2005

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

including the contract right mortgage notes receivable from the Partnership. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points. The loan balance on the T-Two Loan at March 31, 2005 was $273.8 million.

The Partnership has determined that T-Two Partners is a Variable Interest Entity, ("VIE"), but that the Partnership is not the primary beneficiary of the VIE.

T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.1 million on this obligation during the three months ended March 31, 2005 and 2004.

The Partnership, as well as T-Two Partners, are currently in discussions to restructure the Partnership's loan and the T-Two Loan in a transaction that would, among other things, reduce the interest rates on these loans. No agreement has been reached and there is no assurance that a restructuring will be consummated.

An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15.4 million and $15.2 million at March 31, 2005 and December 31, 2004, respectively. Included in interest expense is $0.2 million related to this second mortgage payable for the three months ended March 31, 2005 and 2004.

Note 3 - CONTINGENCIES

Legal

In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders who were entitled to receive units in the exchange transaction; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In April 2004, the Partnership paid out $3.5 million with respect to this matter. At a hearing in April 2005, the Court approved the allocation of the 1% of outstanding units for distribution. The units were distributed in the second quarter of 2005.


                                    10 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2005

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

During the three months ended March 31, 2005, the Partnership sold one property for a sales price of $2.3 million. The net sales proceeds after closing costs were approximately $2.2 million of which approximately $1.6 million was applied to a principal payment of the note payable. The Partnership recognized a net gain on sale of this property of $0.6 million. During the three months ended March 31, 2004, the Partnership sold 11 properties for a combined net sales price of $51.7 million. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $23.2 million of which $14.6 million was applied to a principal payment on the note payable. The Partnership recognized a net gain on sale of these properties of $7.7 million. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statement of operations.

Discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows (in thousands):

                                                             2005        2004
                                                            -------     -------
      Revenue                                               $ 1,697     $ 3,971

      Expenses                                                 (433)     (2,039)
      Impairment loss on real estate                         (2,200)         --
      Net gain from early extinguishment of debt                 --           4
      Gain from disposal of real estate                         600       7,669
                                                            -------     -------

      (Loss) income from discontinued operations            $  (336)    $ 9,605
                                                            =======     =======

Expenses include interest expense to related parties of $0.3 million and $0.8 million, for the three months ended March 31, 2005 and 2004, respectively.

Other assets of discontinued operations at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                      2005    2004
                                                      ----    ----
      Receivables                                     $ 76    $ 81
      Other assets                                     147     163
                                                      ----    ----

                                                      $223    $244
                                                      ====    ====


                                    11 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q MARCH 31, 2005

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Liabilities of discontinued operations at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                                2005       2004
                                                              -------    -------
      Mortgage notes and accrued interest payable             $ 5,661    $ 5,672

      Contract right mortgage notes and accrued
        interest payable (including $12,907 and
        $11,825 to related parties)                            12,907     11,825
                                                              -------    -------

                                                              $18,568    $17,497
                                                              =======    =======

Note 5 - SUBSEQUENT EVENTS

In April 2005, the Partnership entered a contract for the sale of a property located in Colton, California to an unaffiliated third party for $27.5 million. The sale is expected to be consummated during the third quarter of 2005. For financial reporting purposes, the Partnership expects to recognize a net gain on sale of this property of approximately $14 million during 2005.


                                    12 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

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

The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 under "Forward-Looking Statements."

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

Liquidity and Capital Resources

At March 31, 2005, your partnership owned an interest in 187 Newkirk properties and limited partnership interests in seven partnerships which own 22 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases. Approximately 86% of the properties lease terms expire between 2005 and 2009. At March 31, 2005, there were five properties which are vacant and not leased containing approximately 344,000 square feet of space. The remaining 17,682,000 square feet or 98% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by nine other partnerships.


                                    13 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

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

The level of liquidity based on cash and cash equivalents experienced a $1,407,000 increase at March 31, 2005 as compared to December 31, 2004. The increase was due to net cash provided by operating activities of $53,387,000 and net cash provided by investing activities of $2,342,000 which were substantially offset by cash used in financing activities of $54,322,000. Net cash provided by operating activities consisted of $51,880,000 from continuing operations and $1,507,000 from discontinued operations. Net cash provided by investing activities included $2,212,000 of net proceeds from disposal of real estate and partnership distributions received from your partnership's equity investments of $168,000, which were partially offset by building improvements of $28,000 and additional investments in limited partnership interests of $10,000. Cash used in financing activities consisted primarily of mortgage loan payoffs of $945,000, principal payments on mortgage, contract right and notes payable of $37,682,000, partner distributions of $12,313,000, distributions to minority interests of $1,341,000 and limited partner buyouts of $2,041,000. At March 31, 2005, your partnership had $30,940,000, of which $10,255,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

Off-Balance Sheet Arrangements

On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank (the note payable), T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Fleet National Bank. Currently, your partnership believes it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option with respect to T-Two Partners, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. There are no amounts that have been advanced under the credit line.


                                    14 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements (Continued)

Your partnership's call option, with respect to T-Two Partners, had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time between November 24, 2006 and November 24, 2009, or any other time as agreed upon by the parties. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

Other Matters

In January 2005, your partnership sold a property located in Flagstaff, Arizona for $2,300,000. After payment of closing costs, the net sales proceeds were approximately $2,200,000 of which approximately $1,620,000 was used to pay a portion of the note payable.

In March 2005, your partnership recorded a $2,200,000 impairment loss on a property located in Evanston, Wyoming. The impairment loss is included in the loss from discontinued operations in the Statement of Operations. Your partnership is under contract to sell the property and anticipates closing in the second quarter of 2005.

In March 2005, your partnership acquired from its limited partners 48,024 of its units of limited partnership interest at a purchase price of $42.50 per unit.

In April 2005, your partnership entered a contract for the sale of a property located in Colton, California to an unaffiliated third party for $27.5 million. The sale is expected to be consummated during the third quarter of 2005.

Your partnership, as well as T-Two Partners, are currently in discussions to restructure your partnership's note payable and the T-Two Loan in a transaction that would, among other things, reduce the interest rate on these loans. No agreement has been reached and there is no assurance that a restructuring will be consummated.


                                    15 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Income from Continuing Operations

Income from continuing operations increased by $4,000,000 to $27,467,000 for the three months ended March 31, 2005 from $23,467,000 for the three months ended March 31, 2004. As more fully described below, this increase is attributable to an increase in total revenue of $85,000, a decrease in total expenses of $3,734,000, an increase in equity in income from investments in limited partnerships of $135,000 and a decrease in minority interest expense of $46,000.

Rental Income

Rental income decreased by $86,000 or approximately 0.1% to $61,766,000 for the three months ended March 31, 2005 from $61,852,000 for the three months ended March 31, 2004. The decrease was primarily due to lease renewals at lower renewal rates.

Interest Income

Interest income increased by $180,000 or approximately 30% to $784,000 for the three months ended March 31, 2005 from $604,000 for the three months ended March 31, 2004. The increase was due to maintenance of higher cash balances and overall higher interest rates.

Management Fees

Management fees decreased by $9,000 or approximately 10% to $81,000 for the three months ended March 31, 2005 from $90,000 for the three months ended March 31, 2004. The decrease is attributable to fewer properties under management.

Interest Expense

Interest expense decreased by $3,784,000 or approximately 16% to $19,675,000 for the three months ended March 31, 2005 compared to $23,459,000 for the three months ended March 31, 2004. The decrease was primarily due to loan prepayments during the period and scheduled principal payments.

Depreciation

Depreciation expense decreased by $11,000 or approximately 0.1% to $8,893,000 for the three months ended March 31, 2005 compared to $8,904,000 for the three months ended March 31, 2004. The decrease is primarily attributable to certain assets becoming fully depreciated.


                                    16 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and Administrative

General and administrative expenses increased by $144,000 or approximately 10% to $1,626,000 for the three months ended March 31, 2005 compared to $1,482,000 for the three months ended March 31, 2004. The increase is primarily the result of increased legal expenses.

Amortization Expense

Amortization expense decreased by $28,000 or approximately 4% to $683,000 for the three months ended March 31, 2005 compared to $711,000 for the three months ended March 31, 2004. The decrease is the result of several properties' land estates maturing during the first quarter of 2005.

Ground Rent

Ground rent expense remained relatively constant at $761,000 for the three months ended March 31, 2005 compared to $766,000 the three months ended March 31, 2004.

State Income Taxes

State income tax expense decreased by $50,000 or approximately 16% to $271,000 for the three months ended March 31, 2005 compared to $321,000 for the three months ended March 31, 2004. The decrease is the result of decreases in state tax estimates.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $135,000 or approximately 22% to $755,000 for the three months ended March 31, 2005 compared to $620,000 for the three months ended March 31, 2004. The increase is primarily the result of lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in limited partnerships.

Minority Interest Expense

Minority interest expense decreased by $46,000 or approximately 1% to $4,010,000 for the three months ended March 31, 2005 compared to $4,056,000 for the three months ended March 31, 2004. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties.

Discontinued Operations

During the three months ended March 31, 2005, the Partnership sold one property for a net sales price of approximately $2,200,000. The Partnership recognized a net gain on disposal of this property of $600,000. The sale and operations of this property for all periods presented has been recorded as


                                    17 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Discontinued Operations (Continued)

discontinued operations.

During the three months ended March 31, 2004, the Partnership sold 11 properties for a combined net sales price of $51,662,000. The Partnership recognized a net gain on sale of these properties of $7,669,000.


                                    18 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

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

At March 31, 2005, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $163.7 million at March 31, 2005, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (2.69% at March 31, 2005) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                       Change in LIBOR
                                                       (In thousands)
                                            ------------------------------------
                                            1%              2%            2.31%
                                            --              --            -----

        Additional  interest expense        $1,637          $3,274        $3,782

Item 4. CONTROLS AND PROCEDURES

Your partnership's management, with the participation of your partnership's chief executive officer and chief financial officer, has evaluated the effectiveness of your partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, your partnership's chief executive officer and chief financial officer have concluded that, as of the end of such period, your partnership's disclosure controls and procedures are effective.

There have not been any changes in your partnership's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, your partnership's internal controls over financial reporting.


                                    19 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal

In July 2002, an action was commenced in the Connecticut Superior Court against, among others, your partnership's general partner and various affiliates of your partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in your partnership equal to 1% of the outstanding units; (ii) your partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders who were entitled to receive units in the exchange transaction; and (iii) your partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In April 2004, your partnership paid out $3.5 million with respect to this matter. At a hearing in April 2005, the Court approved the allocation of the 1% of outstanding units for distribution. The units were distributed in the second quarter of 2005.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a)   N/A
      (b)   N/A
      (c)   Issuer Purchases of Equity Securities

                                                                   Total Number of        Maximum Number
                                                                    Units Purchased     of Units That May
                                Total Number of   Average Price   As Part of Publicly    Yet Be Purchased
        Period                  Units Purchased   Paid Per Unit    Announced Program      Under Program
        ------                  ---------------   -------------   -------------------   -----------------
January 1-January 31, 2005            --               --                 --                    --
February 1-February 28, 2005          --               --                 --                    --
March 1-March 31, 2005              48,024 (1)       $42.50             48,024 (1)              --

----------
(1) These units were purchased pursuant to a tender offer made by your partnership to purchase up to 99,455 units at $42.50 per unit. The offer commenced on February 22, 2005 and expired on March 23, 2005. 48,024 units were purchased pursuant to the tender offer.


                                    20 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


                                    21 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

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

                                          BY: MLP GP LLC
                                              General Partner

                                          BY: NEWKIRK MLP CORP
                                              Manager


                                              BY: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


                                              BY: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: May 13, 2005


                                    22 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

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


                                    23 of 29

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q MARCH 31, 2005

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


                                    24 of 29