Form 10-Q/A
period 2004-06-30
NEWKIRK MASTER LP
filed 2005-07-20
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-50268

                     The Newkirk Master Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  11-3636084
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
----------------------------------------    ------------------------------------
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


                                     1 of 38

                              EXPLANATORY PARAGRAPH

      This Form 10-Q/A is being filed for the purpose of restating the Partnership's consolidated balance sheet at June 30, 2004 and the related consolidated statements of operations, partners' equity and cash flows for the six and three months ended June 30, 2004 and 2003. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-Q/A. See Note 6 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q.

Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Unaudited Consolidated Balance Sheet at June 30, 2004 and
            Audited Consolidated Balance Sheet at December 31, 2003........... 3

            Unaudited Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2004 and June 30, 2003........ 4

            Unaudited Consolidated Statement of Partners' Equity for
            the Six Months Ended June 30, 2004................................ 5

            Unaudited Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2004 and June 30, 2003.................. 6

            Notes to Consolidated Unaudited Financial Statements.............. 9

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 17

      Item 3. Quantitative and Qualitative Disclosures about Market
              Risk........................................................... 27

      Item 4. Controls and Procedures........................................ 27

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings.............................................. 28

      Item 2. Changes in Securities, Use of Proceeds and Issuer
              Purchase Of Equity Securities.................................. 29

      Item 3 Defaults Upon Senior Securities................................. 29

      Item 4 Submission of Matters to a Vote of Security Holders............. 29

      Item 5 Other Information............................................... 30

      Item 6 Exhibits and Reports on Form 8-K................................ 30

      Signatures............................................................. 31

      Exhibit Index.......................................................... 32


                                    2 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                       June 30,      December 31,
                                                                                         2004            2003
                                                                                     -----------     ------------
                                                                                     (Unaudited)
                                                                                     (As Restated
                                                                                    - See Note 6)
ASSETS

Real estate investments:
      Land                                                                           $    32,558     $    37,674
      Land estates                                                                        43,998          45,204
      Buildings and improvements                                                       1,568,705       1,619,199
                                                                                     -----------     -----------

         Total real estate investments                                                 1,645,261       1,702,077

      Less accumulated depreciation and amortization                                    (576,359)       (572,840)
                                                                                     -----------     -----------

         Real estate investments, net                                                  1,068,902       1,129,237

Real estate held for sale, net of accumulated depreciation of $21,840 and $19,692         41,577          59,481

Cash and cash equivalents, of which $7,181 and $5,148 is restricted                       24,001          37,851
Receivables and deferred rental income (including $7,595 and $7,346
      from a related party)                                                               94,433          97,845
Equity investments in limited partnerships                                                 9,532           8,492
Deferred costs, net of accumulated amortization of $32,733 and $29,638                    18,843          22,993
Other assets                                                                              26,266          27,240
Other assets of discontinued operations                                                        9             955
                                                                                     -----------     -----------

         Total Assets                                                                $ 1,283,563     $ 1,384,094
                                                                                     ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $14,904 and $14,583
      to a related party)                                                            $   547,861     $   615,993
Note payable                                                                             190,439         208,356
Contract right mortgage notes and accrued interest payable (including $257,863
      and $296,035 to related parties)                                                   364,576         401,132
Accounts payable and accrued expenses                                                      4,940          15,427
Liabilities of discontinued operations                                                    32,255          40,769
                                                                                     -----------     -----------

         Total Liabilities                                                             1,140,071       1,281,677

Contingencies

Minority interests                                                                         3,070           3,553
Partners' equity (6,323,327 and 6,319,391 limited partnership units outstanding)         140,422          98,864
                                                                                     -----------     -----------

         Total Liabilities, Minority Interests and Partners' Equity                  $ 1,283,563     $ 1,384,094
                                                                                     ===========     ===========

                See notes to consolidated financial statements.


                                    3 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                        For the Three Months Ended      For the Six Months Ended
                                                                                 June 30,                        June 30,
                                                                           2004            2003            2004            2003
                                                                        -----------     -----------     -----------     -----------
                                                                                         (As Restated - See Note 6)
Revenue:
      Rental income                                                     $    61,896     $    66,642     $   124,923     $   132,820
      Interest income                                                         1,038             723           1,639           1,654
      Management fees                                                            86             104             176             209
                                                                        -----------     -----------     -----------     -----------

         Total revenue                                                       63,020          67,469         126,738         134,683
                                                                        -----------     -----------     -----------     -----------

Expenses:
      Interest                                                               21,934          25,994          45,692          52,591
      Depreciation                                                            9,229           9,109          18,374          18,217
      General and administrative                                              1,031           1,762           1,866           2,698
      Amortization                                                              696           1,005           1,407           2,011
      Ground rent                                                               819             793           1,620           1,613
      State income taxes                                                        590             242             911             449
                                                                        -----------     -----------     -----------     -----------

         Total expenses                                                      34,299          38,905          69,870          77,579
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest         28,721          28,564          56,868          57,104

      Equity in income from investments in limited partnerships                 634             417           1,254             981
      Minority interest                                                      (4,438)         (5,061)         (9,096)         (9,743)
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations                                            24,917          23,920          49,026          48,342
                                                                        -----------     -----------     -----------     -----------

Discontinued operations:
      Income from discontinued operations                                     2,294           3,939           8,360          18,760
      Impairment loss                                                        (9,665)             --          (9,665)             --
      Gain from disposal of real estate                                       1,809           6,238           9,478          32,325
                                                                        -----------     -----------     -----------     -----------
Net (loss) income from discontinued operations                               (5,562)         10,177           8,173          51,085
                                                                        -----------     -----------     -----------     -----------

Net income                                                              $    19,355     $    34,097     $    57,199     $    99,427
                                                                        ===========     ===========     ===========     ===========

Income from continuing operations per
      limited partnership unit                                          $      3.94     $      3.79     $      7.76     $      7.62
(Loss) income from discontinued operations per
      limited partnership unit                                                (0.88)           1.61            1.29            8.06
                                                                        -----------     -----------     -----------     -----------

Net income per limited partnership unit                                 $      3.06     $      5.40     $      9.05     $     15.68
                                                                        ===========     ===========     ===========     ===========

Distributions per limited partnership unit                              $      1.80     $      3.02     $      3.55     $      3.77
                                                                        ===========     ===========     ===========     ===========

Weighted average limited partnership units                                6,324,238       6,319,391       6,319,063       6,339,134
                                                                        ===========     ===========     ===========     ===========

                See notes to consolidated financial statements.


                                    4 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                        (In thousands, except unit data)
                                   (Unaudited)

                                                 Limited
                                               Partnership          Partners'
                                                  Units               Equity
                                               -----------          ----------
                                                                  (As Restated -
                                                                    See Note 6)

Balance at December 31, 2003                    6,319,391           $   98,864

Equity contributions                               15,539                  836

Minority interest change                               --                6,346

Distributions                                          --              (22,417)

Limited partner buyouts                           (11,603)                (406)

Net income                                             --               57,199
                                               ----------           ----------

Balance at June 30, 2004                        6,323,327           $  140,422
                                               ==========           ==========


                See notes to consolidated financial statements.


                                    5 of 38

                      THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (In thousands)
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                June 30,
                                                                         ------------------------
                                                                             2004         2003
                                                                           --------     --------
                                                                         (As Restated - See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
   Income from continuing operations                                       $ 49,026     $ 48,342
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
          Amortization of deferred costs and land estates                     5,380        5,193
          Depreciation expense                                               18,374       18,217
          Net gain (loss) from early extinguishment of debt                    (187)         214
          Minority interest expense                                           9,096        9,743
          Equity in income of limited partnerships                           (1,254)        (981)

       Changes in operating assets and liabilities:
          Decrease (increase) in receivables and deferred rental income       3,378       (4,584)
          Decrease in accounts payable and accrued expenses                  (4,392)      (2,174)
          Decrease in accrued interest-mortgages and contract rights         (4,930)      (5,611)
          Decrease in other assets                                              466        1,010
                                                                           --------     --------

                Net cash provided by continuing operations                   74,957       69,369
                                                                           --------     --------

Discontinued Operations:
   Income from discontinued operations
       Adjustments to reconcile income from discontinued                      8,173       51,085
          operations to net cash provided by discontinued operations:
          Amortization of deferred costs and land estates                        29          185
          Depreciation expense                                                  312        1,997
          Net gain from early extinguishment of debt                           (660)      (8,912)
          Gain on disposal of real estate                                    (9,478)     (32,325)
          Minority interest expense                                              87        4,882
          Impairment loss                                                     9,665           --

       Changes in assets and liabilities:
          Net decrease in assets and liabilities of discontinued
          operations                                                         (6,336)      (6,513)
                                                                           --------     --------

                Net cash provided by discontinued operations                  1,792       10,399
                                                                           --------     --------

                Net cash provided by operating activities                    76,749       79,768
                                                                           --------     --------


                                                                     (Continued)

                See notes to consolidated financial statements.


                                    6 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             2004         2003
                                                                           --------     --------
                                                                         (As Restated - See Note 6)
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Land additions                                                      $ (2,561)    $ (2,494)
       Net proceeds from disposal of real estate                             29,363       56,107
       Distributions from limited partnership interests                         221           --
       Cash related to previously unconsolidated limited partnerships            --          511
       Investments in limited partnership interest                             (303)        (711)
                                                                           --------     --------

              Net cash provided by investing activities                      26,720       53,413
                                                                           --------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Satisfaction of mortgage notes                                       (10,211)     (37,745)
       Satisfaction of contract right mortgage notes                         (1,747)      (2,057)
       Principal payments of mortgage notes                                 (56,407)     (59,359)
       Principal payments of note payable                                   (17,916)     (20,495)
       Principal payments of contract right mortgage notes                   (2,206)        (631)
       Proceeds from new debt                                                    --       21,950
       Mortgage prepayment penalties                                           (326)        (400)
       Distributions to partners                                            (22,417)     (23,672)
       Limited partner buyouts                                                 (406)      (3,937)
       Distributions to minority interests                                   (5,854)      (1,315)
       Reimbursement of deferred costs                                          171         (370)
                                                                           --------     --------

              Cash used in financing activities                            (117,319)    (128,031)
                                                                           --------     --------


Net (decrease) increase in cash and cash equivalents                        (13,850)       5,150

Cash and Cash Equivalents at Beginning of Period                             37,851       33,506
                                                                           --------     --------

Cash and Cash Equivalents at End of Period                                 $ 24,001     $ 38,656
                                                                           ========     ========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state income taxes                                    $    667     $    773
                                                                           ========     ========
       Cash paid for interest                                              $ 49,962     $ 60,789
                                                                           ========     ========

                See notes to consolidated financial statements.


                                    7 of 38

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


                                    8 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

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

      The consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 and Form 10-K/A for the year ended December 31, 2004.

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


                                    9 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

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


                                    10 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

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


                                    11 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

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


                                    12 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

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

      Discontinued operations for the six months ended June 30, 2004 and 2003 are summarized as follows (in thousands):

                                                            2004         2003
                                                          --------     --------
                                                       (As Restated -
                                                         See Note 6)

            Revenue                                       $ 10,263     $ 16,781

            Expenses                                        (2,414)      (6,747)
            Impairment loss                                 (9,665)          --
            Net gain from early extinguishment of debt         511        8,726
            Gain from disposal of real estate                9,478       32,325
                                                          --------     --------

            Income from discontinued operations           $  8,173     $ 51,085
                                                          ========     ========

      Expenses include interest expense to related parties of $1.4 million and $1.3 million, for the six months ended June 30, 2004 and 2003, respectively.

      Other assets of discontinued operations at June 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                      2004              2003
                                                  -------------    -------------
            Receivables                           $           2    $         734
            Other assets                                      7              221
                                                  -------------    -------------

                                                  $           9    $         955
                                                  =============    =============


                                    13 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Liabilities of discontinued operations at June 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                        2004           2003
                                                      ---------     ---------

            Mortgage notes and accrued interest
              payable                                 $     349     $  30,371

            Prepaid rent                                     --         4,772

            Contract right mortgage notes and
              accrued interest payable (including
              $31,906 and $5,626 to related parties)     31,906         5,626
                                                      ---------     ---------

                                                      $  32,255     $  40,769
                                                      =========     =========

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

Note 6 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the six months ended June 30, 2004, management determined that the Partnership's consolidated balance sheet at June 30, 2004 and the related consolidated statements of operations, partners' equity and cash flows for the six and three months ended June 30, 2004 and 2003 should be restated for the following (in thousands):


                                    14 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

Note 6 - RESTATEMENT (Continued)

      1) To adjust discontinued operations for $4,772 of income recognized in 2003 which should be recognized in 2004.

      2) To reclassify $1,284 and $1,284, respectively, from general and administrative expense to minority interest expense.

      3) To reclassify $37,029 at June 30, 2004 for minority interests with debit balances to partners' equity.

      The restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2004 and 2003.

                                                        As Previously
                                                           Reported    As Restated
                                                        -------------  -----------
            Balance Sheet at June 30, 2004
            Minority interest                             $ (33,959)    $   3,070
            Partners' equity                                177,451       140,422

            Statement of Operations
              for the Six Months Ended June 30, 2004
            General and administrative expenses               3,150         1,866
            Minority interest expense                         7,812         9,096
            Income from discontinued operations               3,401         8,173
            Net income                                       52,427        57,199
            Income from discontinued operations
              per limited partnership unit                     0.54          1.29
            Net income per limited partnership unit            8.30          9.05

            Statement of Operations
              for the Three Months Ended June 30, 2004
            General and administrative expenses               1,673         1,031
            Minority interest expense                         3,796         4,438

            Statement of Cash Flows
              for the Six Months Ended June 30, 2004
            Net cash provided by operating activities        75,465        76,749
            Net cash used in financing activities          (116,035)     (117,319)


                                    15 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FORM 10-Q/A JUNE 30, 2004

Note 6 - RESTATEMENT (Continued)

                                                        As Previously
                                                           Reported    As Restated
                                                        -------------  -----------
            Statement of Operations
              for the Six Months Ended June 30, 2003
            General and administrative expenses           $   3,982     $   2,698
            Minority interest expense                         8,459         9,743

            Statement of Operations
              for the Three Months Ended June 30, 2003
            General and administrative expenses               2,404         1,762
            Minority interest expense                         4,419         5,061

            Statement of Cash Flows
              for the Six Months Ended June 30, 2003
            Net cash provided by operating activities        78,484        79,768
            Net cash used in financing activities          (126,747)     (128,031)


                                    16 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2004 and 2003 reflects a restatement of $1,284,000, and $1,284,000 in your partnership's consolidated statements of cash flows, respectively, to reclassify these amounts to "net cash provided by operating activities" and to "net cash used in financing activities." Also reflected is an adjustment to income from discontinued operations of $4,772,000 for income recognized in 2003 that should have been recognized in 2004. The restatement does not affect the total net change in cash and cash equivalents for each of the six months ended June 30, 2004 and 2003. The discussion of the comparison of the six and three months ended June 30, 2004 to the six and three months ended June 30, 2003 in the Results of Operations section reflects a reclassification of $1,284,000 and $642,000 from general and administrative expense to minority interest expense in your partnership's consolidated statements of operations for the six and three months ended June 30, 2004 and 2003, respectively.

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


                                    17 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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

      The level of liquidity based on cash and cash equivalents experienced a $13,850,000 decrease at June 30, 2004 as compared to December 31, 2003. The decrease was due to net cash used in financing activities of $117,319,000, which was substantially offset by net cash provided by operating activities of $76,749,000 and net cash provided by investing activities of $26,720,000. Cash provided by operating activities consisted of $74,957,000 from continuing operations, and $1,792,000 provided by discontinued operations. Cash provided by investing activities included $29,363,000 of net proceeds from disposal of real estate and $221,000 of partnership distributions received from your partnerships equity investments, which were partially offset by land acquisitions of $2,561,000 and by purchases of minority limited partner positions of $303,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $11,958,000, principal payments on mortgage, contract right and notes payable of $76,529,000, partner distributions of $22,417,000, distributions to minority interests of $5,854,000 and limited partner buyouts of $406,000. At June 30, 2004, your partnership had $24,001,000, of which $7,181,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this


                                    18 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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


                                    19 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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


                                    20 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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


                                    21 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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

      General and Administrative

      General and administrative expenses decreased by $832,000 or approximately 30.8% to $1,866,000 for the six months ended June 30, 2004 compared to $2,698,000 for the six months ended June 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

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


                                    22 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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

      Minority Interest Expense

      Minority interest expense decreased by $647,000 or approximately 6.6% to $9,096,000 for the six months ended June 30, 2004 compared to $9,743,000 for the six months ended June 30, 2003. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties and the buyout of minority partners.

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


                                    23 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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


                                    24 of 38

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Depreciation (Continued)

      months ended June 30, 2004 compared to $9,109,000 for the three months ended June 30, 2003. The increase is attributed to depreciation expense on the newly acquired property basis resulting from the buyout of minority interest partners in consolidated non-wholly owned properties.

      General and Administrative

      General and administrative expenses decreased by $731,000 or approximately 41.5% to $1,031,000 for the three months ended June 30, 2004 compared to $1,762,000 for the three months ended June 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

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


                                    25 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Equity in Income from Investments in Limited Partnerships (Continued)

      partnerships due to normal debt amortization.

      Minority Interest Expense

      Minority interest expense decreased by $623,000 or approximately 12.3% to $4,438,000 for the three months ended June 30, 2004 compared to $5,061,000 for the three months ended June 30, 2003. The decrease was the result of the buyout of minority partners.

      Discontinued Operations

      During the three months ended June 30, 2004, the Partnership sold 9 properties for a combined net sales price of $6,218,000. The Partnership recognized a net gain on sale of these properties of $1,809,000. The loss from discontinued operations includes a $9,600,000 realizability allowance on a property located in Texas and currently being marketed for sale.


                                    26 of 38

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                            FORM 10-Q/A JUNE 30, 2004

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

                                                      Change in LIBOR
                                                      (In thousands)
                                           -------------------------------------
                                             1%        2%        3%        3.79%

      Additional interest expense          $1,904    $3,809    $5,713    $7,217

Item 4. CONTROLS AND PROCEDURES

      The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were not effective, as of the end of the period covered by this report, solely because of the restatement described in Note 6 of the consolidated financial statements.

      There have not been any changes in the Partnership's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


                                    27 of 38

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


                                    28 of 38

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


                                    29 of 38

Item 5. OTHER INFORMATION

      N/A

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

      (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the period ended June 30, 2004.


                                    30 of 38

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                    BY: MLP GP LLC
                                        General Partner

                                    BY: NEWKIRK MLP CORP
                                        Manager


                                        BY: /s/ Michael L. Ashner
                                            -------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                        BY: /s/ Thomas C. Staples
                                            -------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: July 19, 2005


                                    31 of 38

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


                                    32 of 38

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


                                    33 of 38