Form 10-Q/A
period 2004-09-30
NEWKIRK MASTER LP
filed 2005-07-20
CIK 1165460

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

                              EXPLANATORY PARAGRAPH

      This Form 10-Q/A is being filed for the purpose of restating the Partnership's consolidated balance sheet at September 30, 2004 and the related consolidated statements of operations, partners' equity and cash flows for the nine and three months ended September 30, 2004 and 2003. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-Q/A. See Note 6 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q.

Table of Contents

                                                                            Page
Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Unaudited Consolidated Balance Sheet at September 30, 2004 and
              Audited Consolidated Balance Sheet at December 31, 2003 ........ 3

              Unaudited Consolidated Statements of Operations for the Three
              and Nine Months Ended September 30, 2004 and September 30,
              2003............................................................ 4

              Unaudited Consolidated Statement of Partners' Equity for the
              Nine Months Ended September 30, 2004............................ 5

              Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2004 and September 30, 2003.......... 6

              Notes to Consolidated Unaudited Financial Statements............ 9

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 17

      Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 27

      Item 4. Controls and Procedures........................................ 27

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings.............................................. 28

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 29

      Item 3  Defaults Upon Senior Securities................................ 29

      Item 4  Submission of Matters to a Vote of Security Holders............ 29

      Item 5  Other Information.............................................. 29

      Item 6  Exhibits and Reports on Form 8-K............................... 29

      Signatures............................................................. 30

      Exhibit Index.......................................................... 31


                                    2 of 37

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                    September 30,    December 31,
                                                                                         2004            2003
                                                                                    -------------    ------------
                                                                                     (Unaudited)
                                                                                    (As Restated
                                                                                    - See Note 6)
ASSETS

Real estate investments:
     Land                                                                            $    32,558     $    37,674
     Land estates                                                                         43,997          45,204
     Buildings and improvements                                                        1,551,536       1,619,199
                                                                                     -----------     -----------
         Total real estate investments                                                 1,628,091       1,702,077

     Less accumulated depreciation and amortization                                     (583,075)       (572,840)
                                                                                     -----------     -----------
         Real estate investments, net                                                  1,045,016       1,129,237
Real estate held for sale, net of accumulated depreciation of $10,363 and $19,692         27,299          59,481

Cash and cash equivalents, of which $7,190 and $5,148 is restricted                       34,266          37,851
Receivables and deferred rental income (including $7,698  and $7,346
     from a related party)                                                                75,719          97,845
Equity investments in limited partnerships                                                10,399           8,492
Deferred costs, net of accumulated amortization of $33,850 and $29,638                    16,536          22,993
Other assets                                                                              25,508          27,240
Other assets of discontinued operations                                                      261             955
                                                                                     -----------     -----------

         Total Assets                                                                $ 1,235,004     $ 1,384,094
                                                                                     ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $15,052 and $14,583
     to a related party)                                                             $   498,572     $   615,993
Note payable                                                                             166,697         208,356
Contract right mortgage notes and accrued interest payable (including $250,384
     and $296,035 to related parties)                                                    357,990         401,132
Accounts payable and accrued expenses                                                      4,494          15,427
Liabilities of discontinued operations                                                    18,546          40,769
                                                                                     -----------     -----------
         Total Liabilities                                                             1,046,299       1,281,677

Contingencies

Minority interests                                                                         3,293           3,553
Partners' equity (6,316,187 and 6,319,391 limited partnership units outstanding)         185,412          98,864
                                                                                     -----------     -----------
         Total Liabilities, Minority Interests and Partners' Equity                  $ 1,235,004     $ 1,384,094
                                                                                     ===========     ===========

                See notes to consolidated financial statements.


                                    3 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                     For the Three Months Ended       For the Nine Months Ended
                                                                            September 30,                   September 30,
                                                                         2004           2003             2004           2003
                                                                     -----------     -----------     -----------     -----------
                                                                     (As Restated - See Note 6)      (As Restated - See Note 6)
Revenue:
   Rental income                                                     $    62,000     $    63,826     $   185,355     $   194,708
   Interest income                                                           769             555           2,410           2,199
   Management fees                                                            79             104             255             314
                                                                     -----------     -----------     -----------     -----------

      Total revenue                                                       62,848          64,485         188,020         197,221
                                                                     -----------     -----------     -----------     -----------

Expenses:
   Interest                                                               22,748          24,088          67,903          75,919
   Depreciation                                                            9,150           9,109          27,189          27,325
   General and administrative                                                910           1,218           2,779           3,885
   Amortization                                                              695             979           2,102           3,033
   Ground rent                                                               752             734           2,302           2,270
   State income taxes                                                        247             177           1,158             643
                                                                     -----------     -----------     -----------     -----------

      Total expenses                                                      34,502          36,305         103,433         113,075
                                                                     -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
   from investments in limited partnerships and minority interest         28,346          28,180          84,587          84,146

   Equity in income from investments in limited partnerships                 710             466           1,964           1,447
   Minority interest                                                      (4,654)         (4,882)        (13,750)        (14,625)
                                                                     -----------     -----------     -----------     -----------

Income from continuing operations                                         24,402          23,764          72,801          70,968
                                                                     -----------     -----------     -----------     -----------

Discontinued operations:
   (Loss) income from discontinued operations                             (6,028)          4,412           2,959          24,310
   Impairment loss                                                        (3,400)             --         (13,065)             --
   Gain (loss) from disposal of real estate                               38,912          (1,996)         48,390          30,329
                                                                     -----------     -----------     -----------     -----------

      Net income from discontinued operations                             29,484           2,416          38,284          54,639
                                                                     -----------     -----------     -----------     -----------

Net income                                                           $    53,886     $    26,180     $   111,085     $   125,607
                                                                     ===========     ===========     ===========     ===========

Income from continuing operations per
   limited partnership unit                                          $      3.86     $      3.76     $     11.52     $     11.21
Income from discontinued operations per
   limited partnership unit                                                 4.67            0.38            6.06            8.63
                                                                     -----------     -----------     -----------     -----------

Net income per limited partnership unit                              $      8.53     $      4.14     $     17.58     $     19.84
                                                                     ===========     ===========     ===========     ===========

Distributions per limited partnership unit                           $      1.85     $      0.85     $      5.40     $      4.62
                                                                     ===========     ===========     ===========     ===========

Weighted average limited partnership units                             6,318,056       6,319,391       6,318,725       6,332,495
                                                                     ===========     ===========     ===========     ===========

                See notes to consolidated financial statements.


                                    4 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (In thousands, except unit data)
                                   (Unaudited)

                                                    Limited
                                                  Partnership        Partners'
                                                     Units            Equity
                                                  -----------       -----------
                                                                   (As Restated
                                                                   - See Note 6)

Balance at December 31, 2003                       6,319,391        $   98,864

Equity contributions                                  15,539               836

Minority interest change                                  --             9,389

Distributions                                             --           (34,106)

Limited  partner redemptions                         (18,743)             (656)

Net income                                                --           111,085
                                                  ----------        ----------

Balance at September 30, 2004                      6,316,187        $  185,412
                                                  ==========        ==========

                See notes to consolidated financial statements.


                                    5 of 37

                      THE NEWKIRK MASTER LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                      -------------------------
                                                                                         2004           2003
                                                                                      ----------     ----------
                                                                                     (As Restated   (As Restated
                                                                                     - See Note 6)  - See Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
    Income from continuing operations                                                  $  72,801     $  70,968
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
              Amortization of deferred costs and land estates                              8,117         7,677
              Depreciation expense                                                        27,189        27,325
              Net (gain) loss from early extinguishment of debt                             (187)           28
              Minority interest expense                                                   13,750        14,625
              Equity in income of limited partnerships                                    (1,964)       (1,447)

       Changes in operating assets and liabilities:
              Decrease in receivables and deferred rental income                          22,092        18,023
              Decrease in accounts payable and accrued expenses                           (4,838)       (2,558)
              (Decrease) increase in accrued interest-mortgages and contract rights      (23,812)        1,192
              Decrease in other assets                                                     1,159         1,016
                                                                                       ---------     ---------

                   Net cash provided by continuing operations                            114,307       136,849
                                                                                       ---------     ---------

Discontinued Operations:
    Income from discontinued operations                                                   38,284        54,639
       Adjustments to reconcile income from discontinued
       operations to net cash used in discontinued operations:
           Amortization of deferred costs and land estates                                    35           146
           Depreciation expense                                                              690         2,812
           Net loss (gain) from early extinguishment of debt                               6,180        (8,806)
           Gain on disposal of real estate                                               (48,390)      (30,329)
           Minority interest expense                                                          98           516
           Impairment loss                                                                13,065            --

       Changes in assets and liabilities:
           Net decrease in assets and liabilities of discontinued operations:            (14,329)      (20,299)
                                                                                       ---------     ---------

              Net cash used in discontinued operations                                    (4,367)       (1,321)
                                                                                       ---------     ---------

              Net cash provided by operating activities                                  109,940       135,528
                                                                                       ---------     ---------

                                                                     (Continued)

                See notes to consolidated financial statements.


                                    6 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                           2004          2003
                                                                        ----------     ----------
                                                                       (As Restated   (As Restated
                                                                       - See Note 6)  - See Note 6)

    CASH FLOWS FROM INVESTING ACTIVITIES:

       Land additions                                                    $  (2,561)    $  (2,494)
       Net proceeds from disposal of real estate                            95,463        59,492
       Distributions from limited partnership interests                        389           492
       Cash related to previously unconsolidated limited partnerships           --           284
       Investments in limited partnership interest                          (1,101)       (1,236)
                                                                         ---------     ---------

              Net cash provided by investing activities                     92,190        56,538
                                                                         ---------     ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Satisfaction of mortgage notes                                      (11,746)      (40,129)
       Satisfaction of contract right mortgage notes                       (11,520)       (2,554)
       Principal payments of mortgage notes                                (93,125)      (98,823)
       Principal payments of note payable                                  (41,658)      (22,133)
       Principal payments of contract right mortgage notes                  (4,813)         (422)
       Proceeds from new debt                                                   --        25,365
       Mortgage prepayment penalties                                          (326)         (400)
       Distributions to partners                                           (34,106)      (29,044)
       Limited partner redemptions                                            (656)       (3,937)
       Distributions to minority interests                                  (7,936)       (8,085)
       Deferred costs                                                          171        (1,138)
                                                                         ---------     ---------

              Net cash used in financing activities                       (205,715)     (181,300)
                                                                         ---------     ---------

Net (decrease) increase in cash and cash equivalents                        (3,585)       10,766

Cash and Cash Equivalents at Beginning of Period                            37,851        33,580
                                                                         ---------     ---------

Cash and Cash Equivalents at End of Period                               $  34,266     $  44,346
                                                                         =========     =========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state income taxes                                  $   1,106     $     909
                                                                         =========     =========
       Cash paid for interest                                            $  84,827     $  99,662
                                                                         =========     =========

                See notes to consolidated financial statements.


                                    7 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    8 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    9 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    10 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    11 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    12 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

            Discontinued operations for the nine months ended September 30, 2004 and 2003 are summarized as follows (in thousands):

                                                                 2004          2003
                                                               --------      --------
                                                             (As Restated
                                                             - See Note 6)

                  Revenue                                      $ 13,372      $ 26,514

                  Expenses                                       (4,233)      (11,010)
                  Impairment loss                               (13,065)           --
                  Net (loss) gain from early extinguishment
                      of debt                                    (6,180)        8,806
                  Gain from disposal of real estate              48,390        30,329
                                                               --------      --------

                  Income from discontinued operations          $ 38,284      $ 54,639
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
                                                       ====       ====


                                    13 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

            Liabilities of discontinued operations at September 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

                                                              2004         2003
                                                             -------     -------

             Mortgage notes and accrued interest payable     $ 6,333     $30,371

            Prepaid rent                                          --       4,772

             Contract right mortgage notes and accrued
               interest payable to related parties            12,213       5,626
                                                             -------     -------

                                                             $18,546     $40,769
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

Note 6 - RESTATEMENT

            Subsequent to the issuance of the Partnership's consolidated financial statements for the nine months ended September 30, 2004, management determined that the Partnership's consolidated balance sheet at September 30, 2004 and the related consolidated statements of operations, partners' equity and cash flows for the nine and three months ended September 30, 2004 and 2003 should be restated for the following (in thousands):

            1) To adjust discontinued operations for $4,772 of income recognized in 2003 which should be recognized in 2004.

            2) To reclassify $1,926 and $1,926, respectively, from general and administrative expense to minority interest expense.

            3) To reclassify $33,986 at September 30, 2004 for minority interests with debit balances to partners' equity.


                                    14 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

Note 6 - RESTATEMENT (Continued)

            The restatement does not affect the total net change in cash and cash equivalents for the nine months ended September 30, 2004 and 2003.

                                                              As Previously
                                                                Reported     As Restated
                                                              -------------  -----------
            Balance Sheet at September 30, 2004
            Minority interest                                  $ (30,693)    $   3,293
            Partners' equity                                     219,398       185,412

            Statement of Operations
              for the Nine Months Ended September 30, 2004
            General and administrative expenses                    4,705         2,779
            Minority interest expense                             11,824        13,750
            Income from discontinued operations                   33,512        38,284
            Net income                                           106,313       111,085
            Income from discontinued operations
              per limited partnership unit                          5.31          6.06
            Net income per limited partnership unit                16.83         17.58

            Statement of Operations
              for the Three Months Ended September 30, 2004
            General and administrative expenses                    1,552           910
            Minority interest expense                              4,012         4,654

            Statement of Cash Flows
              for the Nine Months Ended September 30, 2004
            Net cash provided by operating activities            108,014       109,940
            Net cash used in financing activities               (203,789)     (205,715)


                                    15 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FORM 10-Q/A SEPTEMBER 30, 2004

Note 6 - RESTATEMENT (Continued)

                                                              As Previously
                                                                Reported     As Restated
                                                              -------------  -----------
            Statement of Operations
              for the Nine Months Ended September 30, 2003
            General and administrative expenses                $   5,811     $   3,885
            Minority interest expense                             12,699        14,625

            Statement of Operations
              for the Three Months Ended September 30, 2003
            General and administrative expenses                    1,860         1,218
            Minority interest expense                              4,240
                                                                                 4,882

            Statement of Cash Flows
              for the Nine Months Ended September 30, 2003
            Net cash provided by operating activities            133,602       135,528
            Net cash used in financing activities               (179,374)     (181,300)


                                    16 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 2004 and 2003 reflects a restatement of $1,926,000, and $1,926,000 in your partnership's consolidated statements of cash flows, respectively, to reclassify these amounts to "net cash provided by operating activities" and to "net cash used in financing activities." Also reflected is an adjustment to income from discontinued operations of $4,772,000 for income recognized in 2003 that should have been recognized in 2004. The restatement does not affect the total net change in cash and cash equivalents for each of the nine months ended September 30, 2004 and 2003. The discussion of the comparison of the nine and three months ended September 30, 2004 to the nine and three months ended September 30, 2003 in the Results of Operations section reflects a reclassification of $1,926,000 and $642,000 from general and administrative expense to minority interest expense in your partnership's consolidated statements of operations for the nine and three months ended September 30, 2004 and 2003, respectively.

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


                                    17 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Liquidity and Capital Resources (Continued)

      not leased which represent approximately 331,000 square feet of your partnership's Newkirk properties The remaining 17,791,000 square feet or 98.1% are leased. Subsequent to September 30, 2004, your partnership sold six of the vacant properties containing 76,000 square feet.

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

      The level of liquidity based on cash and cash equivalents experienced a $3,585,000 decrease at September 30, 2004 as compared to December 31, 2003. The decrease was due to net cash used in financing activities of $205,715,000, which was substantially offset by net cash provided by operating activities of $109,940,000 and net cash provided by investing activities of $92,190,000. Cash provided by operating activities consisted of $114,307,000 from continuing operations, partially offset by $4,367,000 used in discontinued operations. Cash provided by investing activities included $95,463,000 of net proceeds from disposal of real estate and $389,000 of partnership distributions received from your partnership's equity investments, which were partially offset by land acquisitions of $2,561,000 and by purchases of minority limited partner positions of $1,101,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $23,266,000, principal payments on mortgage, contract right and notes payable of $139,596,000, partner distributions of $34,106,000, distributions to minority interests of $7,936,000 and limited partner buyouts of $656,000. At September 30, 2004, your partnership had $34,266,000, of which $7,190,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.


                                    18 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    19 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    20 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    21 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Rental Income (Continued)

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

      General and Administrative

      General and administrative expenses decreased by $1,106,000 or approximately 28.5% to $2,779,000 for the nine months ended September 30, 2004 compared to $3,885,000 for the nine months ended September 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

      Amortization Expense

      Amortization expense decreased by $931,000 or approximately 31% to $2,102,000 for the nine months ended September 30, 2004 compared to $3,033,000 for the nine months ended September 30, 2003. The decrease is the result of the purchase of remainder interests associated with land


                                    22 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Amortization Expense (Continued)

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

      Minority Interest Expense

      Minority interest expense decreased by $875,000 or approximately 6% to $13,750,000 for the nine months ended September 30, 2004 compared to $14,625,000 for the nine months ended September 30, 2003. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties and the buyout of minority partners.

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


                                    23 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    24 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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

      General and Administrative

      General and administrative expenses decreased by $308,000 or approximately 25.3% to $910,000 for the three months ended September 30, 2004 compared to $1,218,000 for the three months ended September 30, 2003. The decrease is primarily the result of lower professional fees incurred related to legal proceedings and filings with the Securities and Exchange Commission.

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


                                    25 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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

      Minority Interest Expense

      Minority interest expense decreased by $228,000 or approximately 5% to $4,654,000 for the three months ended September 30, 2004 compared to $4,882,000 for the three months ended September 30, 2003. The decrease was the result of the buyout of minority partners.

      Discontinued Operations

      w During the three months ended September 30, 2004, your partnership sold 31 properties for a combined net sales price of $65,098,000. Your partnership recognized a net gain on sale of these properties of $38,912,000. The loss from discontinued operations includes a $3,400,000 realizability allowance primarily related to a property located in Pennsylvania and currently being marketed for sale.


                                    26 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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

                                                       Change in LIBOR
                                                       (In thousands)
                                           -------------------------------------
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


                                    27 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Legal

      Reference is made to the Partnership's Form 10Q for the quarter ended June 30, 2004 for information about the settlement of (i) an action commenced in the Connecticut Superior Court and (ii) an action commenced in the Dallas County Texas District Court.


                                    28 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      A)    N/A

      B)    N/A

      C) Attached is information with respect to the purchase of units by your Partnership during the three months ended September 30, 2004

------------------------------------------------------------------------------------------------------------------------
Period            (a) Total     (b) Average Price    (c) Total Number of Units     (d) Maximum Number (or approximate
                  Number of      Paid per or Unit       Purchased as Part of       Dollar Value) of Units that May Yet
                  Units (1)                         Publicly Announced Plans of      Be Purchased Under the Plans or
                                                              Programs                          Programs
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
July               4,935.00            $35                       --                                --
------------------------------------------------------------------------------------------------------------------------
August               551.25            $35                       --                                --
------------------------------------------------------------------------------------------------------------------------
Sept               1,653.75            $35                       --                                --
------------------------------------------------------------------------------------------------------------------------
Total              7,140.00            $35                       --                                --
------------------------------------------------------------------------------------------------------------------------

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


                                    29 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE NEWKIRK MASTER LIMITED PARTNERSHIP

                        BY: MLP GP LLC
                            General Partner

                        BY: NEWKIRK MLP CORP
                            Manager


                        BY: /s/ Michael L. Ashner
                            ----------------------------------
                            Michael L. Ashner
                            Chief Executive Officer


                        BY: /s/ Thomas C. Staples
                            ----------------------------------
                            Thomas C. Staples
                            Chief Financial Officer

                            Dated: July 19, 2005


                                    30 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    31 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                         FORM 10-Q/A SEPTEMBER 30, 2004

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


                                    32 of 37