Form 10-K/A
period 2004-12-31
NEWKIRK MASTER LP
filed 2005-07-20
CIK 1165460

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                              EXPLANATORY PARAGRAPH

      This Form 10-K/A is being filed for the purpose of restating the Partnership's consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-K/A. See Note 13 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-K.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS.....................................................1

   PART I

   ITEM 1.    BUSINESS.........................................................2

   ITEM 2.    PROPERTIES......................................................14

   ITEM 3.    LEGAL PROCEEDINGS...............................................25

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............25

   PART II

   ITEM 5.    MARKET FOR LIMITED PARTNERSHIP UNITS, RELATED
              SECURITY HOLDER MATTERS AND ISSUER PURCHASES
              OF EQUITY SECURITIES............................................26

   ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA............................28

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................29

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK.....................................................39

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................40

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................40

   ITEM 9A.   CONTROLS AND PROCEDURES.........................................41

   ITEM 9B.   OTHER INFORMATION...............................................41

   PART III

   ITEM 10.   MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............42

   ITEM 11.   EXECUTIVE COMPENSATION..........................................44

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED SECURITY HOLDER MATTERS..................44

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................45

   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................47

   PART IV

   ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................48

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

      Property Type                         Number                Square Footage
      -------------                         ------                --------------

      Office                                    37                     7,352,000
      Retail                                   152                     5,427,000
      Other                                     21                     5,257,000
                                              ----                    ----------
               TOTAL                           210                    18,036,000
                                              ====                    ==========

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

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
OFFICE:

Arkansas            Little Rock                        36,000            11.34        Entergy Gulf States                 2010/2030
                    Pine Bluff                         27,000            12.54        Entergy Gulf States                 2010/2030

California          El Segundo (4)                    185,000            16.10        Raytheon                            2008/2038
                    El Segundo (4)                    185,000            16.10        Raytheon                            2008/2038
                    Long Beach (1)(3)                 478,000            35.51        Raytheon                            2008/2038
                    Walnut Creek (1)                   55,000            37.52        Hercules Credit, Inc.               2007/2037

Colorado            Colorado Springs                   71,000            31.13        Federal Express Corporation         2008/2038

Connecticut         Clinton (1) (7)                    41,000            17.35        Cheeseborough Ponds/Ragu            2008/2033

Florida             Orlando(1)                        184,000             5.22        Martin Marietta Corporation         2008/2038
                    Orlando(1)                        357,000            12.97        Harcourt Brace & Company            2009/2039

Indiana             Columbus (1)                      390,000            10.00        Cummins Engine Company  Inc.        2009/2039

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Kentucky            Owensboro (1) (7)                 443,000            10.52        Cheeseborough Ponds/Ragu            2008/2033

Louisiana           New Orleans (1) (8)               222,000            20.86        Hibernia Bank                       2008/2033
                    New Orleans (1) (8)               181,000            20.19        Hibernia Bank                       2008/2033

Maryland            Baltimore(1)                      530,000            48.74        USF&G/The Saint Paul Co.            2009/2039

Missouri            Bridgeton(1)                       54,000            10.58        The Kroger Co.                      2006/2031

New Jersey          Carteret                           96,000            18.25        Pathmark                            2011/2036
                    Elizabeth                          30,000            25.73        Summit Bank                         2008/2038
                    Morris Township(1)(5)             225,000            26.20        Allied Signal Corp.                 2008/2038
                    Morris Township(1)(5)              50,000            29.41        Allied Signal Corp.                 2008/2038
                    Morris Township(1)(5)             137,000            25.99        Allied Signal Corp.                 2008/2038
                    Morristown(1)                     316,000            27.87        Allied Signal Corp.                 2008/2038
                    Plainsboro(1)                       2,000            77.97        Summit Bank                         2008/2038

Nevada              Las Vegas                         282,000            27.43        Nevada Power Company                2014/2039

Ohio                Miamisburg(1)                      61,000            11.62        Reed Elsevier, Inc.                 2008/2038
                    Miamisburg(1)                      86,000             6.01        Reed Elsevier, Inc.                 2008/2038
                    Toledo(1)                         707,000            18.89        Owens-Illinois                      2006/2036

Pennsylvania        Allentown                          71,000             6.05        First Union Corp.                   2010/2025

Tennessee           Johnson City                       64,000            10.58        SunTrust Bank                       2006/2031
                    Kingport                           43,000            10.98        American Electric Power             2008/2038
                    Memphis(1)                        521,000            27.56        Federal Express Corporation         2009/2039
                    Memphis(1)                         75,000            16.57        The Kroger Co.                      2008/2038

Texas               Beaumont(1)                       426,000            26.46        Entergy Gulf States                 2007/2037
                    Beaumont                           50,000            29.10        Allied Lakewood Bank                2007/2037
                    Bedford (14)                      207,000               --        Vacant                                  -
                    Dallas (3 buildings)              185,000            16.39        Allied Lakewood Bank                2007/2037
                    Garland (11)                      279,000             5.40        Raytheon                            2006/2036
                                                    ---------            -----

           TOTAL/AVERAGE OFFICE                     7,352,000            21.31
                                                    =========            =====

RETAIL:

Alabama             Dothan(1)                          54,000             4.98        Albertson's Inc.                    2005/2035
                    Florence(1)                        42,000            15.65        The Kroger Co.                      2008/2038
                    Hunstville(1)                      60,000             7.45        Albertson's Inc.                    2007/2037
                    Huntsville(1)                      58,000             5.98        Albertson's Inc.                    2006/2036
                    Montgomery(1)                      54,000             3.97        Albertson's Inc.                    2005/2010
                    Montgomery                         66,000            10.35        Albertson's Inc.                    2007/2037
                    Tuscaloosa(1)                      53,000             4.22        Albertson's Inc.                    2005/2020

Arizona             Bisbee(1)                          30,000             9.06        Safeway, Inc.                       2009/2039
                    Mesa (6)                            3,000             6.60        CSK Auto                            2009/2039
                    Tucson(1)                          37,000             9.77        Safeway, Inc.                       2009/2039

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
California          Atascadero (6)                      4,000             8.02        CSK Auto                            2009/2039
                    Beaumont (6)                        4,000             7.61        CSK Auto                            2009/2039
                    Corona(1)                           9,000            26.43        GoodYear Tire                       2007/2037
                    Downey                             39,000            12.90        Alberston's Inc.                    2007/2037
                    El Toro (12)                       11,000            11.74        GoodYear Tire                       2009/2039
                    Huntington Beach                   44,000            12.61        Albertson's Inc.                    2009/2039
                    Indio(1)                           10,000            22.70        GoodYear Tire                       2007/2037
                    Lancaster                          42,000            12.75        Albertson's Inc.                    2009/2039
                    Livermore(1) (13)                  53,000             5.22        Albertson's Inc.                    2006/2036
                    Lomita(1)                          33,000            10.24        Albertson's Inc.                    2008/2033
                    Mammoth Lakes(1)                   44,000            18.33        Safeway, Inc.                       2007/2037
                    Morgan Hill (12)                   10,000             6.90        GoodYear Tire                       2009/2039
                    Paso Robles (6)                     7,000             4.70        CSK Auto                            2009/2039
                    Pinole(1)                          58,000             7.16        Albertson's Inc.                    2011/2036
                    Pleasanton                        175,000             6.73        Federated Department Stores         2012/2040
                    Redlands (12)                      11,000             5.52        GoodYear Tire                       2009/2039
                    San Diego(1)                      226,000             7.08        Nordstrom, Inc.                     2016/2036
                    Santa Monica                      150,000             5.74        Federated Department Stores         2012/2040
                    Santa Rosa (13)                    22,000             5.25        Albertson's Inc.                    2006/2036
                    Simi Valley(1)                     40,000            12.03        Albertson's Inc.                    2008/2038
                    Tustin (1) (9)                     72,000             1.99        Mervyn's                            2009/2033
                    Union City (12)                    10,000             7.32        GoodYear Tire                       2009/2039
                    Ventura(1)                         40,000            19.92        City of Buenaventura                2013/2013
                    Yorba Linda (12)                   11,000             7.62        GoodYear Tire                       2009/2039

Colorado            Aurora(13)                         41,000             6.96        Albertson's Inc.                    2005/2035
                    Aurora(1)                          42,000             5.06        Albertson's Inc.                    2006/2036
                    Aurora(1)                          24,000            21.26        Safeway, Inc.                       2007/2037
                    Littleton(13)                      29,000             6.50        Albertson's Inc.                    2005/2035
                    Littleton                          39,000            12.17        Albertson's Inc.                    2009/2039

Florida             Bradenton                          60,000            12.16        Albertson's Inc.                    2007/2037
                    Cape Coral                         30,000            14.85        Albertson's/Lucky Stores            2008/2038
                    Casselberry(1)                     68,000            11.26        Albertson's Inc.                    2007/2037
                    Gainesville                        41,000            12.53        Albertson's/Lucky Stores            2008/2038
                    Largo(13)                          54,000             4.00        Albertson's Inc.                    2005/2035
                    Largo                              40,000            14.86        Albertson's/Lucky Stores            2008/2038
                    Largo                              30,000            12.95        Albertson's/Lucky Stores            2008/2038
                    Orlando(1)                         58,000             5.67        Albertson's Inc.                    2006/2036
                    Pinellas Park                      60,000            11.74        Albertson's Inc.                    2007/2037
                    Port Richey(1)                     54,000             5.09        Albertson's Inc.                    2005/2035
                    Tallahassee(1)(13)                 54,000             3.05        Albertson's Inc.                    2005/2035
                    Venice (13)                        42,000             5.76        Albertson's Inc.                    2006/2036

Georgia             Atlanta(1)                          6,000            28.94        Bank South, N.A.                    2009/2039
                    Atlanta(1)                          4,000            32.56        Bank South, N.A.                    2009/2039
                    Chamblee(1)                         5,000            31.30        Bank South, N.A.                    2009/2039
                    Cumming(1)                         14,000            22.58        Bank South, N.A.                    2009/2039
                    Duluth(1)                           9,000            23.18        Bank South, N.A.                    2009/2039
                    Forest Park(1)                     15,000            21.71        Bank South, N.A.                    2009/2039
                    Jonesboro(1)                        5,000            25.51        Bank South, N.A.                    2009/2039
                    Stone Mountain (1)                  6,000            26.95        Bank South, N.A.                    2009/2039

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Idaho               Boise                              37,000            15.76        Albertson's Inc.                    2007/2037
                    Boise(1)                           43,000             8.05        Albertson's Inc.                    2008/2038

Illinois            Freeport                           30,000            12.77        Albertson's/Lucky Stores            2008/2038
                    Rock Falls                         28,000            14.57        Albertson's/Lucky Stores            2008/2038

Indiana             Carmel                             39,000             4.11        Marsh Supermarkets, Inc.            2008/2038
                    Lawrence                           29,000             6.72        Marsh Supermarkets, Inc.            2008/2038

Kentucky            Louisville(1)                      10,000            11.57        The Kroger Co.                      2006/2011
                    Louisville(1)                      40,000            16.45        The Kroger Co.                      2006/2036

Louisiana           Baton Rouge                        58,000            12.21        Albertson's Inc.                    2007/2037
                    Minden                             35,000            11.55        Safeway, Inc.                       2007/2037

Montana             Billings(1)                        41,000             9.05        Safeway, Inc.                       2007/2015
                    Bozeman(1)(13)                     21,000             4.31        Albertson's Inc.                    2005/2030

Nebraska            Omaha                              73,000             5.32        Albertson's Inc.                    2006/2036
                    Omaha                              66,000            10.71        Albertson's Inc.                    2007/2037
                    Omaha                              67,000            10.99        Albertson's Inc.                    2007/2037

Nevada              Las Vegas(13)                      38,000             4.45        Albertson's Inc.                    2005/2035
                    Las Vegas(1)                       60,000             7.57        Albertson's Inc.                    2011/2021
                    Las Vegas(1)                       38,000            14.13        Albertson's Inc.                    2008/2023
                    Las Vegas (6)                       3,000             8.25        CSK Auto                            2009/2039
                    Reno(1)                            42,000            13.16        Albertson's Inc.                    2007/2037

New Jersey          Garwood(1)                         52,000            11.91        Pathmark                            2006/2021

New Mexico          Albuquerque(1)                     35,000            18.70        Safeway, Inc.                       2007/2037
                    Farmington (6)                      3,000             5.20        CSK Auto                            2009/2039
                    Las Cruces                         30,000            14.64        Albertson's Inc.                    2007/2037

New York            Portchester(1)                     59,000            18.89        Pathmark                            2008/2023

North Carolina      Charlotte                          34,000             2.90        Food Lion Stores, Inc.              2008/2038
                    Concord                            32,000             6.09        Food Lion Stores, Inc.              2008/2038
                    Jacksonville                       23,000             3.63        Food Lion Stores, Inc.              2008/2038
                    Jefferson(1)                       23,000             3.17        Food Lion Stores, Inc.              2008/2013
                    Lexington(1)                       23,000             6.02        Food Lion Stores, Inc.              2008/2038
                    Thomasville                        21,000             5.07        Food Lion Stores, Inc.              2008/2038

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Ohio                Cincinnati(1)                      26,000            14.39        The Kroger Co.                      2006/2011
                    Columbus(1)                        34,000            23.44        The Kroger Co.                      2006/2036
                    Franklin                           29,000             3.83        Marsh Supermarkets, Inc.            2008/2038

Oklahoma            Lawton(1)                          31,000            10.84        Safeway, Inc.                       2009/2039

Oregon              Beaverton                          42,000            13.02        Albertson's Inc.                    2009/2039
                    Grants Pass(1)                     34,000             8.65        Safeway, Inc.                       2009/2039
                    Portland                           42,000             8.29        Albertson's Inc.                    2006/2036
                    Salem                              52,000             7.81        Albertson's Inc.                    2009/2039

Pennsylvania        Doylestown                          4,000            38.81        Meritor Savings Bank                2008/2038
                    Lansdale                            4,000            41.04        Meritor Savings Bank                2008/2038
                    Lima                                4,000            44.66        Meritor Savings Bank                2008/2038
                    Philadelphia                       50,000            13.96        Pathmark                            2010/2035
                    Philadelphia                        4,000            36.58        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            52.19        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            11.77        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            42.99        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            49.12        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            38.81        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            39.09        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            55.26        Meritor Savings Bank                2008/2038
                    Richboro                            4,000            36.02        Meritor Savings Bank                2008/2038
                    Wayne                               4,000            52.75        Meritor Savings Bank                2008/2038

South Carolina      Moncks Corner(1)                   23,000             2.69        Food Lion Stores, Inc.              2008/2018

Tennessee           Chattanooga(1)                     42,000            16.81        The Kroger Co.                      2008/2038
                    Paris(1)                           31,000            15.04        The Kroger Co.                      2008/2038

Texas               Carrolton(1)                       61,000             8.24        Skaggs Alpha Beta                   2006/2036
                    Dallas(1)                          68,000             7.89        The Kroger Co.                      2006/2019
                    Dallas (6)(16)                      3,000             0.92        Rent a Tire                           2005
                    El Paso (6)                         3,000             7.79        CSK Auto                            2009/2039
                    El Paso (6)                         3,000             6.44        CSK Auto                            2009/2039
                    Fort Worth(1)                      44,000            13.72        Safeway, Inc.                       2007/2037
                    Garland                            40,000            17.05        Safeway, Inc.                       2007/2037
                    Granbury(1)                        35,000            12.15        Safeway, Inc.                       2007/2037
                    Grand Prairie(1)                   49,000            10.02        Safeway, Inc.                       2009/2039
                    Greenville(1)                      48,000             4.20        Safeway, Inc.                       2006/2036
                    Hillsboro(1)                       35,000             9.62        Safeway, Inc.                       2007/2037
                    Houston(1)                         52,000            14.45        The Kroger Co.                      2006/2036
                    Lubbock(1)(13)                     54,000             2.66        Albertson's Inc.                    2005/2035
                    Lubbock (6)                         3,000             8.52        CSK Auto                            2009/2039
                    Midland                            60,000            10.53        Albertson's Inc.                    2009/2039
                    Rockdale(16)                       44,000             2.78        Wal-Mart Stores, Inc.               2005/2035
                    Taylor(16)                         62,000             0.86        Wal-Mart Stores, Inc.               2005/2035
                    Texarkana (13)                     46,000             4.72        Albertson's Inc.                    2006/2036
                    Woodville(16)                      44,000             0.91        Wal-Mart Stores, Inc.               2005/2035

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Utah                Bountiful(1)                       50,000             5.76        Albertson's Inc.                    2011/2016
                    Sandy(1)                           42,000             4.78        Albertson's Inc.                    2006/2016

Virginia            Staunton(1)                        23,000             7.20        Food Lion Stores, Inc.              2008/2038

Washington          Bothell(1)(13)                     28,000             3.45        Albertson's Inc.                    2005/2035
                    Edmonds(1)(13)                     35,000             3.49        Albertson's Inc.                    2005/2025
                    Everett                            35,000            17.22        Albertson's Inc.                    2007/2037
                    Federal Way                        42,000             9.76        Albertson's Inc.                    2007/2037
                    Graham(1)                          45,000             9.22        Safeway, Inc.                       2009/2039
                    Kent                               42,000            12.99        Albertson's Inc.                    2009/2039
                    Milton(1)                          45,000            10.63        Safeway, Inc.                       2009/2039
                    Port Orchard(1)                    28,000             4.52        Albertson's Inc.                    2005/2025
                    Redmond(1)                         45,000            11.26        Safeway, Inc.                       2009/2039
                    Spokane(13)                        42,000             5.16        Albertson's Inc.                    2005/2035
                    Spokane(1)                         39,000             9.63        Safeway, Inc.                       2009/2039
                    Woodinville(1)                     30,000             5.77        Albertson's Inc.                    2006/2031

Wyoming             Cheyenne(13)                       31,000             3.85        Albertson's Inc.                    2006/2036
                    Evanston                           10,000             3.91        Key Bancshares of Wyoming             2009
                    Evanston (15)                      28,000               --        Vacant                                  -
                                                    ---------            -----

           TOTAL/AVERAGE RETAIL                     5,427,000             9.41
                                                    =========            =====

OTHER:

Arizona             Flagstaff                          10,000               --        Vacant  (2)                            --
                    Sun City                           10,000            15.00        Furr's Restaurant Group (2)           2012

California          Colton                            668,000             3.52        Stater Bros. Markets                2008/2038
                    El Segundo(4)                     959,000            16.10        Raytheon                            2008/2038
                    Long Beach(1)(3)                  201,000            14.88        Raytheon                            2008/2038
                    Palo Alto(1)                      123,000            32.37        Xerox Corporation                   2008/2013

Colorado            Ft. Collins                        10,000            24.96        Lithia Motors (2)                     2012

Florida             Orlando(1)                        205,000             5.89        Walgreen Co.                        2006/2031

Maine               North Berwick                     821,000             3.03        United Technologies Corp.           2010/2035

New Mexico          Carlsbad                           10,000            15.00        Furr's Restaurant Group (2)           2012

New York            Saugerties (10)                    52,000             2.35        Rotron, Inc.                        2009/2029

Pennsylvania        New Kingston(1)                   430,000             2.84        Hershey Foods Corporation           2008/2038

South Carolina      Myrtle Beach(1)                    37,000             3.88        Food Lion Stores, Inc.              2008/2028

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Tennessee           Franklin(1)                       289,000             5.10        United Technologies Corp.           2008/2038
                    Memphis                           780,000             3.67        Sears Roebuck & Company             2007/2037

Texas               Lewisville                        256,000             5.89        Xerox Corporation                   2008/2038
                    Corpus Christi                     10,000            15.00        Furr's Restaurant Group (2)           2012
                    El Paso                            10,000            15.00        Furr's Restaurant Group (2)           2012
                    McAllen                            10,000            15.00        Furr's Restaurant Group (2)           2012
                    Victoria                           10,000            15.00        Furr's Restaurant Group (2)           2012

Wisconsin           Windsor(1)                        356,000             7.52        Walgreen Co.                        2007/2032
                                                   ----------            -----

           TOTAL/AVERAGE OTHER                      5,257,000             7.54
                                                   ==========            =====

           GRAND TOTAL/AVERAGE                     18,036,000            13.72
                                                   ==========            =====

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

Purchase of Units

      Your partnership repurchased 1,729 of its units during the fourth quarter of 2004.

                                    Units
                                 Repurchased           Price Per Unit
                                 -----------           --------------

                October               597                $   35.00
                November            1,132                $   35.00
                December               --                       --
                                    -----
                                    1,729
                                    =====

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

                                                       Year Ended December 31,
                                                  (In thousands, except unit data)
                            ---------------------------------------------------------------------------

                                2004            2003            2002            2001            2000
                                                                            Predecessor     Predecessor
-------------------------------------------------------------------------------------------------------
Total Revenue               $  249,528      $  262,153      $  251,886      $  258,975      $   35,255

Income from Continuing
   Operations                   97,942          89,903          93,891          46,387          40,004

Income from Continuing
   Operations per Unit           15.50           14.20           15.34              --              --

Total Assets                 1,237,129       1,384,094       1,476,623       1,476,922         434,974

Long Term Debt                 907,339       1,104,231       1,238,494       1,024,539         157,058

Cash Distributions
   per Unit                 $     7.30      $     5.52      $    32.16      $       --      $       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2004, 2003 and 2002 reflects a restatement of $2,568,000, $2,568,000 and $2,578,000 in your partnership's consolidated statements of cash flows, respectively, to reclassify these amounts to "net cash provided by operating activities" and to "net cash used in financing activities." Also reflected is an adjustment to income from discontinued operations of $4,772,000 for income recognized in 2003 that should have been recognized in 2004. The restatement does not affect the total net change in cash and cash equivalents for each of the three years in the period ended December 31, 2004. The discussion of the comparison of the year ended December 31, 2004 to the year ended December 31, 2003 and the year ended December 31, 2003 to the year ended December 31, 2002 in the Results of Operations section reflects a reclassification of $2,568,000, $2,568,000 and $2,578,000 from general and administrative expense to minority interest expense in your partnership's consolidated statements of operations for the three years ended December 31, 2004, 2003 and 2002, respectively.

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

      The level of liquidity based on cash and cash equivalents experienced a $8,318,000 decrease at December 31, 2004 as compared to December 31, 2003. The decrease was due to net cash provided by operating activities of $154,051,000 and net cash provided by investing activities of $95,492,000, which were more than offset by net cash used in financing activities of $257,861,000. Net cash provided by operating activities consisted of $148,727,000 from continuing operations and $5,324,000 from discontinued operations. Net cash provided by investing activities included $98,771,000 of net proceeds from disposal of real estate and $389,000 of distributions from partnership interests, which were partially offset by land acquisitions of $2,557,000 and investments in limited partnership interests of $1,111,000. Net cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $48,350,000, principal payments on mortgage, contract right and notes payable of $152,813,000 and partner distributions of $46,106,000. At December 31, 2004, your partnership had $29,533,000, of which $8,216,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

A summary of your partnership's obligations excluding discontinued operations is as follows:

                                                                 (in thousands)
                                                             Payment due by period
                                   --------------------------------------------------------------------------
                                                    Less than          1-3             3-5          More than
                                      Total          1 year           years           years          5 years
                                      -----          ------           -----           -----          -------
Mortgage Notes and                 $  489,955      $  109,413      $  223,201      $  102,620      $   54,721
   Accrued Interest Payable
Contract Right Mortgage
   Notes and Accrued Interest         354,197          22,060          47,525          53,247         231,365
   Payable
Note Payable                          165,328              --         165,328              --              --
Ground Lease Obligations                9,309           3,013           4,174           1,944             178
                                   ----------      ----------      ----------      ----------      ----------

Total                              $1,018,789      $  134,486      $  440,228      $  157,811      $  286,264
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

General and Administrative

      General and administrative expenses decreased by $5,053,000 or approximately 57% to $3,765,000 for the year ended December 31, 2004 compared to $8,818,000 for the year ended December 31, 2003. The decrease is primarily the result of a $4,437,000 decrease in legal costs due to a $3,600,000 legal settlements in 2003.

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

Minority Interest Expense

      Minority interest expense increased by $149,000 or approximately 1% to $18,226,000 for the year ended December 31, 2004 compared to $18,077,000 for the year ended December 31, 2003. The increase was the result of increased profitability at the non-wholly owned partnerships.

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

Income from Continuing Operations

      Income from continuing operations decreased by $3,988,000 to $89,903,000 for the year ended December 31, 2003 from $93,891,000 for the year ended December 31, 2002. As more fully described below, this decrease is attributable to an increase in total expenses of $8,927,000 and an increase in minority interest expense of $7,382,000, which was partially offset by an increase in total revenue of $10,267,000 and an increase in equity in income from investments in limited partnerships of $2,054,000.

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

General and Administrative

      General and administrative expenses increased by $2,302,000 or approximately 35% to $8,818,000 for the year ended December 31, 2003 compared to $6,516,000 for the year ended December 31, 2002. The increase is the result of $3,600,000 incurred related to legal settlements. This increase was partially offset by one-time organizational expenses relating to the formation of your partnership in 2002.

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

Minority Interest Expense

      Minority interest expense increased by $7,382,000 or approximately 69% to $18,077,000 for the year ended December 31, 2003 compared to $10,695,000 for the year ended December 31, 2002. The increase was the result of minority interests in the amount of $5,365,000 related to the five newly consolidated partnerships. The remaining increase of $2,027,000 related to increased profitability at the previous partially owned partnerships.

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

                                                 Change in LIBOR
                                                 (In thousands)
                                   ---------------------------------------------
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements" under "ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, your partnership carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of your general partner's manager, as well as other key members of your partnership's management, of the effectiveness of your partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, your partnership's Chief Executive Officer and Chief Financial Officer concluded that your partnership's disclosure controls and procedures were not effective, as of the end of the period covered by this report, solely because of the restatement described in Note 13 of the consolidated financial statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

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

Dated: July 19, 2005

                                         THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                         By: MLP GP LLC, its General Partner

                                         By: Newkirk MLP Corp., its Manager


                                         By: /s/ Michael L. Ashner
                                             -----------------------------------
                                         Name:  Michael L. Ashner
                                         Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                                    Title                                        Date
         ---------                                    -----                                        ----

By: /s/ Michael L. Ashner           Chief Executive Officer of the Manager of the              July 19, 2005
    ---------------------------     General Partner of the Registrant
    Michael L. Ashner


By: /s/ Thomas Staples              Chief Financial Officer of the Manager of the              July 19, 2005
    ---------------------------     General Partner of the Registrant
    Thomas Staples

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

Consolidated Balance Sheets at December 31, 2004 and 2003                                                        F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002                       F - 3

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2004, 2003 and 2002                 F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002                  F - 5 to F - 8

Notes to Consolidated Financial Statements                                                                  F - 9 to F - 32

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

As discussed in Note 13, the accompanying consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2004 have been restated.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed under Item 15. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2005
(July 14, 2005 as to the
effects of the restatement
discussed in Note 13)

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003
                        (In thousands, except unit data)

                                                                                          December 31,
                                                                                       2004            2003
                                                                                   -----------     -----------
ASSETS                                                                             (As Restated - See Note 13)
Real estate investments:
      Land                                                                         $    32,172     $    37,674
      Land estates                                                                      43,997          45,204
      Buildings and improvements                                                     1,548,660       1,619,199
                                                                                   -----------     -----------

         Total real estate investments                                               1,624,829       1,702,077

      Less accumulated depreciation and amortization                                  (592,032)       (572,840)
                                                                                   -----------     -----------

         Real estate investments, net                                                1,032,797       1,129,237

Real estate held for sale, net of accumulated depreciation
      of $10,169 and $19,692                                                            27,536          59,481

Cash and cash equivalents, of which $8,216 and $5,148 is restricted                     29,533          37,851
Receivables and deferred rental income (including $8,687 and $8,491
      from related parties)                                                             95,713          97,845
Equity investments in limited partnerships                                              11,107           8,492
Deferred costs, net of accumulated amortization of $34,991 and $29,638                  15,072          22,993
Other assets (including $10,111 and $9,800 from related parties)                        25,127          27,240
Other assets of discontinued operations                                                    244             955
                                                                                   -----------     -----------

         Total Assets                                                              $ 1,237,129     $ 1,384,094
                                                                                   ===========     ===========

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $15,232 and                 $   489,955     $   615,993
      $14,583 to a related party)
Note payable                                                                           165,328         208,356
Contract right mortgage notes and accrued interest payable
      (including $249,447 and $296,035 to related parties)                             354,197         401,132
Accounts payable and accrued expenses                                                    3,758          15,427
Liabilities of discontinued operations                                                  17,497          40,769
                                                                                   -----------     -----------

         Total Liabilities                                                           1,030,735       1,281,677

Contingencies

Minority interests                                                                       2,609           3,553
Partners' equity (6,314,458 and 6,319,391 limited partnership units outstanding
      at December 31, 2004 and 2003, respectively)                                     203,785          98,864
                                                                                   -----------     -----------

         Total Liabilities, Minority Interests and Equity                          $ 1,237,129     $ 1,384,094
                                                                                   ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (In thousands, except unit and per unit data)

                                                                        December 31,    December 31,    December 31,
                                                                            2004            2003            2002
                                                                        ------------    ------------    ------------
                                                                              (As Restated - See Note 13)
Revenue:
      Rental income                                                     $   246,062     $   258,763     $   247,841
      Interest income                                                         3,134           2,972           3,283
      Management fees                                                           332             418             762
                                                                        -----------     -----------     -----------

         Total revenue                                                      249,528         262,153         251,886
                                                                        -----------     -----------     -----------

Expenses:
      Interest (including $23,511, $11,306 and $8,620 to
         related parties, respectively)                                      88,971         102,803         106,864
      Depreciation                                                           36,044          36,067          25,990
      General and administrative (including $1,882, $1,843 and
          $1,800 to a related party, respectively)                            3,765           8,818           6,516
      Amortization                                                            2,796           4,730           4,095
      Ground rent                                                             3,067           3,051           2,995
      State income taxes                                                      1,379             758             840
                                                                        -----------     -----------     -----------

         Total expenses                                                     136,022         156,227         147,300
                                                                        -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest        113,506         105,926         104,586

      Equity in income from investments in limited partnerships               2,662           2,054              --
      Minority interest                                                     (18,226)        (18,077)        (10,695)
                                                                        -----------     -----------     -----------

Income from continuing operations                                            97,942          89,903          93,891
                                                                        -----------     -----------     -----------

Discontinued operations:
      Income from discontinued operations                                     3,581          27,307          29,954
      Impairment loss                                                       (13,065)         (1,560)             --
      Gain (loss) from disposal of real estate                               49,350          29,514            (983)
                                                                        -----------     -----------     -----------

         Income from discontinued operations                                 39,866          55,261          28,971
                                                                        -----------     -----------     -----------

Net income                                                              $   137,808     $   145,164     $   122,862
                                                                        ===========     ===========     ===========

Income from continuing operations per limited partnership unit          $     15.50     $     14.20     $     15.34
Income from discontinued operations per limited partnership unit               6.31            8.73            4.74
                                                                        -----------     -----------     -----------

Net income per limited partnership unit                                 $     21.81     $     22.93     $     20.08
                                                                        ===========     ===========     ===========

Distributions per limited partnership unit                              $      7.30     $      5.52     $     32.16
                                                                        ===========     ===========     ===========

Weighted average limited partnership units                                6,317,753       6,329,204       6,119,942
                                                                        ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (In thousands, except unit data)

                                                    Limited
                                                  Partnership         Partners'
                                                     Units             Equity
                                                  -----------        ----------
                                                                  (As Restated -
                                                                   See Note 13)

Equity contributions                               6,121,990         $   61,949

Minority interest change                                  --              6,147

Distributions                                             --           (196,880)

Limited partner buyouts                               (5,412)              (182)

Net income                                                --            122,862
                                                  ----------         ----------

Balance at December 31, 2002                       6,116,578             (6,104)

Equity contributions                                 317,813             11,050

Minority interest change                                  --            (12,578)

Distributions                                             --            (34,731)

Limited partner buyouts                             (115,000)            (3,937)

Net income                                                --            145,164
                                                  ----------         ----------

Balance at December 31, 2003                       6,319,391             98,864

Equity contributions                                  15,539                836

Minority interest change                                  --             13,101

Distributions                                             --            (46,106)

Limited partner buyouts                              (20,472)              (718)

Net income                                                --            137,808
                                                  ----------         ----------

Balance at December 31, 2004                       6,314,458         $  203,785
                                                  ==========         ==========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
                                                                                 (As Restated - See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
       Income from continuing operations                                    $  97,942     $  89,903     $  93,891
           Adjustments to reconcile income from continuing
              operations to net cash provided by continuing operations:
              Amortization of deferred costs and land estates                  10,185        13,637         9,481
              Depreciation expense                                             36,044        36,067        25,990
              Net (gain) loss from early extinguishment of debt                   (10)           28        (5,729)
              Minority interest expense                                        18,226        18,077        10,695
              Equity in income of limited partnerships                         (2,662)       (2,054)           --

       Changes in operating assets and liabilities:
           Decrease (increase) in receivables and deferred rental income        2,132       (14,325)       (1,366)
           (Decrease) increase in accounts payable and accrued expenses        (5,238)        3,344       (14,521)
           Decrease in accrued interest-mortgages
              and contract rights                                              (9,352)      (12,134)      (14,635)
           Decrease in other assets                                             1,460         1,871         5,044
                                                                            ---------     ---------     ---------

                 Net cash provided by continuing operations                   148,727       134,414       108,850
                                                                            ---------     ---------     ---------

Discontinued Operations:
       Income from discontinued operations                                     39,866        55,261        28,971
           Adjustments to reconcile income from discontinued
              operations to net cash provided by discontinued
              operations:
              Amortization of deferred costs and land estates                      35           252           338
              Depreciation expense                                                779         4,272         8,033
              Net loss (gain) from early extinguishment of debt                 6,279        (8,733)         (553)
              (Gain) loss on disposal of real estate                          (49,350)      (29,514)          983
              Minority interest expense                                           236           781            --
              Impairment loss                                                  13,065         1,560            --

       Changes in assets and liabilities:
           Net decrease in assets and liabilities of discontinued
              operations                                                       (5,586)        2,132          (552)
                                                                            ---------     ---------     ---------

                 Net cash provided by discontinued operations                   5,324        26,011        37,220
                                                                            ---------     ---------     ---------

                 Net cash provided by operating activities                    154,051       160,425       146,070
                                                                            ---------     ---------     ---------

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements.

                   THE NEWKIRK MASTER LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                               (In thousands)
                                 (Continued)

                                                                               For the Years Ended December 31,
                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
                                                                                 (As Restated - See Note 13)
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash related to formation of partnership                              $      --     $      --     $  10,776
      Land additions                                                           (2,557)       (2,518)       (2,904)
      Net proceeds from disposal of real estate                                98,771        61,491         3,208
      Distributions from limited partnership interests                            389           492            --
      Cash related to previously unconsolidated limited partnerships               --           650            --
      Investments in limited partnership interests                             (1,111)       (1,307)           --
                                                                            ---------     ---------     ---------

              Net cash provided by investing activities                        95,492        58,808        11,080
                                                                            ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Satisfaction of notes payable                                                --      (253,281)      (24,153)
      Satisfaction of mortgage notes                                          (12,180)       (7,265)     (115,537)
      Satisfaction of contract right mortgage notes and accrued interest      (36,170)       (6,053)      (52,619)
      Principal payments of mortgage notes                                   (109,776)     (119,541)     (104,640)
      Principal payments of notes payable                                     (43,028)      (34,110)      (20,123)
      Principal payments of contract right mortgage notes                          (9)         (570)       (1,090)
      Proceeds from new debt                                                       --       262,338       411,403
      Mortgage prepayment penalties                                              (326)         (400)       (4,710)
      Distributions to partners                                               (46,106)      (34,731)     (196,880)
      Limited partner redemptions                                                (718)       (3,937)         (182)
      Distributions to minority interests                                      (9,715)       (8,734)       (4,271)
      Deferred costs                                                              167        (8,550)      (10,896)
                                                                            ---------     ---------     ---------

              Net cash used in financing activities                          (257,861)     (214,834)     (123,698)
                                                                            ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents                           (8,318)        4,399        33,452

Cash and Cash Equivalents at Beginning of Year                                 37,851        33,452            --
                                                                            ---------     ---------     ---------

Cash and Cash Equivalents at End of Year                                    $  29,533     $  37,851     $  33,452
                                                                            =========     =========     =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for state income taxes                                      $   1,353     $   1,072     $     542
                                                                            =========     =========     =========
      Cash paid for interest                                                $ 104,021     $ 124,342     $ 174,488
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

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (CONTINUED)

Supplemental Information

In January 2003, balances related to the issuance of 317,813 Units in the Partnership for the various assets contributed to the Partnership were as follows:

                                                                2003
                                                           --------------
                                                           (In thousands)

      Real estate investments, net                           $   36,836
      Cash and cash equivalents                                     382
      Receivables                                                 3,557
      Deferred costs, net                                         1,512
      Equity investments in limited partnerships                  6,335
      Mortgage notes payable                                    (61,057)
      Accrued interest payable                                   (1,134)
      Accounts payable and accrued expenses                         (68)
      Minority interests                                         24,687
                                                             ----------

      Partners' equity                                       $   11,050
                                                             ==========

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

As of January 1, 2002, balances related to the exchange of Units in the Partnership for the various assets of the combined entity and other contributing unit holders were as follows:

                                                                 2002
                                                            --------------
                                                            (In thousands)
                                                       (As Restated-See Note 13)

      Real estate, net                                       $ 1,233,756
      Real estate held for sale                                  113,982
      Cash and cash equivalents                                   10,776
      Receivables                                                 78,376
      Deferred costs, net                                         19,957
      Other assets                                                34,377
      Other assets of discontinued operations                        880
      Mortgage notes payable                                    (776,633)
      Contract right mortgage notes payable                     (325,264)
      Accrued interest                                          (188,567)
      Accounts payable and accrued expenses                      (15,189)
      Liabilities of discontinued operations                    (123,078)
      Minority interest                                           (1,424)
                                                             -----------
      Partners' equity                                       $    61,949
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

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

      The Partnership's properties are encumbered by mortgage notes payable and subordinated contract rights payable.

      The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (in thousands):

                      2005                      $    247,502
                      2006                           236,733
                      2007                           203,245
                      2008                           149,180
                      2009                            50,337
                      Thereafter                      48,804
                                                ------------
                                                $    935,801
                                                ============

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

      Scheduled payments of principal at December 31, 2004, for the next five years and thereafter through maturity, are as follows (in thousands):

                                                                          Contract Right
                               Mortgage                  Note               Mortgage
            Year             Notes Payable             Payable            Notes Payable           Total
      ------------------     -------------           -----------          --------------      -----------
      2005                    $    98,397            $         -           $    9,213         $   107,610
      2006                        131,481                165,328               10,244             307,053
      2007                         91,720                      -               17,963             109,683
      2008                         68,399                      -               21,214              89,613
      2009                         34,221                      -               19,609              53,830
      Thereafter                   54,721                      -              184,829             239,550
                              -----------            -----------           ----------         -----------
                                  478,939                165,328              263,072             907,339

       Plus: Accrued
        interest payable           11,016                      -               91,125             102,141
                              -----------            -----------           ----------         -----------

                              $   489,955            $   165,328           $  354,197         $ 1,009,480
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

      Discontinued operations for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

                                                     2004         2003         2002
                                                   --------     --------     --------
                                                 (As Restated
                                                - See Note 13)
      Revenue                                      $ 15,321     $ 32,971     $ 62,569

      Expenses                                       (5,461)     (14,397)     (33,168)
      Impairment loss on real estate                (13,065)      (1,560)          --
      Net (loss) gain from early extinguishment
         of debt                                     (6,279)       8,733          553
      Gain (loss) from disposal of real estate       49,350       29,514         (983)
                                                   --------     --------     --------

        Income from discontinued operations        $ 39,866     $ 55,261     $ 28,971
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

      Other assets of discontinued operations at December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                      2004            2003
                                                      ----            ----

      Receivables                                     $ 81            $734
      Other assets                                     163             221
                                                      ----            ----

                                                      $244            $955
                                                      ====            ====

      Liabilities of discontinued operations at December 31, 2004 and 2003 are summarized as follows:

                                                          2004       2003
                                                        -------    -------
                                                    (As Restated - See Note 13)

      Mortgage notes and accrued interest payable       $ 5,672    $30,371

      Prepaid rent                                           --      4,772

      Contract right mortgage notes and accrued
        interest payable (including $11,825 and
        $5,626 to related parties)                       11,825      5,626
                                                        -------    -------

                                                        $17,497    $40,769
                                                        =======    =======

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - INCOME TAXES

      The Partnership's taxable income for 2004 and 2003 differs from net income for financial reporting purposes as follows (in thousands):

                                                                   2004          2003
                                                                ---------     ---------
                                                               (As Restated - See note 13)
      Net income for financial reporting purposes               $ 137,808     $ 145,164
           Depreciation and amortization                           30,472        37,364
           Interest expense                                         4,650        10,219
           Gain on sale of real estate                             42,290        80,517
           Impairment loss                                         13,065         1,560
           Other                                                   (8,538)           85
           Net loss (gain) from early extinguishment of debt        6,269        (4,266)
           Straight-line rent adjustment                            5,139        (3,248)
                                                                ---------     ---------

      Taxable income                                            $ 231,155     $ 267,395
                                                                =========     =========

      The net basis of the Partnership's assets and liabilities for tax reporting purposes is approximately $818.0 million and $891.0 million lower than the amount reported for financial statement purposes at December 31, 2004 and 2003, respectively.

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 2004 and 2003:

      (In thousands, except per unit amounts)

                                                              Quarters Ended
                                       -----------------------------------------------------------------
                                         March 31         June 30        September 30      December 31
                                         --------         -------        ------------      -----------
                                                         (As Restated - See Note 13)
                                                         ---------------------------
      2004

      Revenues                         $    62,634      $   62,264       $   62,716       $   61,914
                                       ===========      ==========       ==========       ==========
      Net income                       $    37,844 (1)  $   19,355 (2)   $   53,886 (3)   $   26,723 (4)
                                       ===========      ==========       ==========       ==========
      Net income per
        limited partnership unit       $     5.99       $    3.06        $     8.53       $     4.23
                                       ===========      ==========       ==========       ==========

      2003

      Revenues                         $    66,174      $   66,323       $   64,325       $   65,331
                                       ===========      ==========       ==========       ==========
      Net income                       $    65,330 (5)  $   34,097 (6)   $   26,180 (7)   $   19,557 (8)
                                       ===========      ==========       ==========       ==========
      Net income per
        limited partnership unit       $   10.27        $    5.40        $     4.14       $     3.09
                                       ===========      ==========       ==========       ==========

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the year ended December 31, 2004, management determined that the Partnership's consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2004 should be restated for the following (in thousands):

      1) To adjust discontinued operations for $4,772 of income recognized in 2003 which should be recognized in 2004.

      2) To reclassify $2,568, $2,568 and $2,578, respectively, from general and administrative expense to minority interest expense.

      3) To reclassify $30,274 and $43,375 at December 31, 2004 and 2003, respectively, for minority interests with debit balances to partners' equity.

      The restatement does not affect the total net change in cash and cash equivalents for each of the three years in the period ended December 31, 2004.

                                                    As Previously
                                                       Reported      As Restated
                                                    -------------    -----------
      Balance Sheet at December 31, 2004
      Minority interest                               $ (27,665)      $   2,609
      Partners' equity                                  234,059         203,785

      Statement of Operations for the Year Ended
        December 31, 2004
      General and administrative expenses                 6,333           3,765
      Minority interest expense                          15,658          18,226
      Income from discontinued operations                35,094          39,866
      Net income                                        133,036         137,808
      Income from discontinued operations
        per limited partnership unit                       5.56            6.31
      Net income per limited partnership unit             21.06           21.81

      Statement of Cash Flows for the Year Ended
        December 31, 2004
      Net cash provided by operating activities         151,483         154,051
      Net cash used in financing activities            (255,293)       (257,861)

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - RESTATEMENT (Continued)

                                                    As Previously
                                                       Reported      As Restated
                                                    -------------    -----------
      Balance Sheet at December 31, 2003
      Liabilities of discontinued operations          $  35,997       $  40,769
      Minority interest                                 (39,822)          3,553
      Partners' equity                                  147,011          98,864

      Statement of Operations for the Year Ended
        December 31, 2003
      General and administrative expenses                11,386           8,818
      Minority interest expense                          15,509          18,077
      Income from discontinued operations                60,033          55,261
      Net income                                        149,936         145,164
      Income from discontinued operations
        per limited partnership unit                       9.49            8.73
      Net income per limited partnership unit             23.69           22.93

      Statement of Cash Flows for the Year Ended
        December 31, 2003
      Net cash provided by operating activities         157,857         160,425
      Net cash used in financing activities            (212,266)       (214,834)

                                                    As Previously
                                                       Reported      As Restated
                                                    -------------    -----------
      Statement of Operations for the Year Ended
        December 31, 2002
      General and administrative expenses             $   9,094       $   6,516
      Minority interest expense                           8,117          10,695

      Statement of Cash Flows for the Year Ended
        December 31, 2002
      Net cash provided by operating activities         143,492         146,070
      Net cash used in financing activities            (121,120)       (123,698)

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