Form 10-Q/A
period 2005-03-31
NEWKIRK MASTER LP
filed 2005-07-20
CIK 1165460

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

                                    1 of 30

                              EXPLANATORY PARAGRAPH

      This Form 10-Q/A is being filed for the purpose of restating the Partnership's consolidated balance sheet at March 31, 2005 and the related consolidated statements of operations, partners' equity and cash flows for the three months ended March 31, 2005 and 2004. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-Q/A. See Note 6 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q.

Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Unaudited Consolidated Balance Sheet at March 31, 2005 and
            Consolidated Balance Sheet at December 31, 2004 .................. 3

            Unaudited Consolidated Statements of Operations for the
            Three Months Ended March 31, 2005 and March 31, 2004.............. 4

            Unaudited Consolidated Statement of Partners' Equity for
            the Three Months Ended March 31, 2005............................. 5

            Unaudited Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2005 and March 31, 2004.......... 6 & 7

            Notes to Consolidated Unaudited Financial Statements.............. 8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 14

      Item 3. Quantitative and Qualitative Disclosures about Market
              Risk........................................................... 20

      Item 4. Controls and Procedures........................................ 20

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings ............................................. 21

      Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds....................................................... 21

      Item 6. Exhibits....................................................... 22

      Signatures............................................................. 23

      Exhibit Index..................................................... 24 & 25

                                    2 of 30

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                             March 31,     December 31,
                                                                               2005            2004
                                                                            -----------    ------------
                                                                            (Unaudited)
                                                                            (As Restated
                                                                           - See Note 6)
ASSETS

Real estate investments:
     Land                                                                   $    31,983     $    32,172
     Land estates                                                                43,997          43,997
     Buildings and improvements                                               1,546,350       1,548,660
                                                                            -----------     -----------

              Total real estate investments                                   1,622,330       1,624,829

     Less accumulated depreciation and amortization                            (600,598)       (592,032)
                                                                            -----------     -----------

              Real estate investments, net                                    1,021,732       1,032,797

Real estate held for sale, net of accumulated depreciation of $10,621
     and $10,169                                                                 25,266          27,536
Cash and cash equivalents, of which $10,255 and $8,216 is restricted             30,940          29,533
Receivables and deferred rental income (including $8,798 and $8,687 from
     related parties)                                                            73,417          95,713
Equity investments in limited partnerships                                       11,703          11,107
Deferred costs, net of accumulated amortization of $36,243 and $34,991           13,995          15,072
Other assets (including $10,199 and $10,111 from related parties)                24,732          25,127
Other assets of discontinued operations                                             223             244
                                                                            -----------     -----------

              Total Assets                                                  $ 1,202,008     $ 1,237,129
                                                                            ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes and accrued interest payable (including $15,384 and
     $15,232 to a related party)                                            $   448,213     $   489,955
Note payable                                                                    163,708         165,328
Contract right mortgage notes and accrued interest payable
     (including $244,729 and $249,447 to related parties)                       346,305         354,197
Accounts payable and accrued expenses                                             3,375           3,758
Liabilities of discontinued operations                                           18,568          17,497
                                                                            -----------     -----------

              Total Liabilities                                                 980,169       1,030,735

Contingencies

Minority interests                                                                2,395           2,609
Partners' equity (6,266,434 and 6,314,458 limited partnership
     units outstanding)                                                         219,444         203,785
                                                                            -----------     -----------

              Total Liabilities, Minority Interests and Partners' Equity    $ 1,202,008     $ 1,237,129
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


                                    3 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                       ---------------------------
                                                                           2005           2004
                                                                       -----------     -----------
                                                                       (As Restated - See Note 6)
Revenue:
     Rental income                                                     $    61,766     $    61,852
     Interest income                                                           784             604
     Management fees                                                            81              90
                                                                       -----------     -----------

        Total revenue                                                       62,631          62,546
                                                                       -----------     -----------

Expenses:
     Interest (including $5,453 and $5,474 to related
        parties)                                                            19,675          23,459
     Depreciation                                                            8,893           8,904
     General and administrative (including $482 and $471
        to a related party)                                                    984             840
     Amortization                                                              683             711
     Ground rent                                                               761             766
     State income taxes                                                        271             321
                                                                       -----------     -----------

        Total expenses                                                      31,267          35,001
                                                                       -----------     -----------

Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest         31,364          27,545

     Equity in income from investments in limited partnerships                 755             620
     Minority interest                                                      (4,652)         (4,698)
                                                                       -----------     -----------

        Income from continuing operations                                   27,467          23,467
                                                                       -----------     -----------

Discontinued operations:
     Income from discontinued operations                                     1,264           6,708
     Impairment loss                                                        (2,200)             --
     Gain from disposal of real estate                                         600           7,669
                                                                       -----------     -----------

        (Loss) income from discontinued operations                            (336)         14,377
                                                                       -----------     -----------

Net income                                                             $    27,131     $    37,844
                                                                       ===========     ===========

Income from continuing operations per
     limited partnership unit                                          $      4.36     $      3.72
(Loss) income from discontinued operations per
     limited partnership unit                                                (0.05)           2.27
                                                                       -----------     -----------

Net income per limited partnership unit                                $      4.31     $      5.99
                                                                       ===========     ===========

Distributions per limited partnership unit                             $      1.95     $      1.75
                                                                       ===========     ===========

Weighted average limited partnership units                               6,297,917       6,313,888
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


                                    4 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                        (In thousands, except unit data)
                                   (Unaudited)

                                                      Limited
                                                    Partnership      Partners'
                                                       Units          Equity
                                                    -----------     ----------
                                                                  (As Restated -
                                                                    See Note 6)

Balance at December 31, 2004                          6,314,458     $  203,785

Distributions                                                --        (12,313)

Minority interest change                                     --          2,882

Limited partner buyouts                                 (48,024)        (2,041)

Net income                                                   --         27,131
                                                     ----------     ----------

Balance at March 31, 2005                             6,266,434     $  219,444
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


                                    5 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                             2005           2004
                                                                         ------------   ------------
                                                                         (As Restated - See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations:
   Income from continuing operations                                     $     27,467   $     23,467
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
          Amortization of deferred costs and land estates                       1,663          3,361
          Depreciation expense                                                  8,893          8,904
          Minority interest expense                                             4,652          4,698
          Equity in income of limited partnerships                               (755)          (620)

       Changes in operating assets and liabilities:
          Decrease in receivables and deferred rental income                   22,266         20,548
          Decrease in accounts payable and accrued expenses                      (383)          (397)
          Decrease in accrued interest-mortgages and contract rights          (11,674)        (7,730)
          Decrease in other assets                                                393            564
                                                                         ------------   ------------

                Net cash provided by continuing operations                     52,522         52,795
                                                                         ------------   ------------

Discontinued Operations:
   (Loss) income from discontinued operations                                    (336)        14,377
       Adjustments to reconcile (loss) income from discontinued
          operations to net cash provided by discontinued operations:
          Amortization of deferred costs and land estates                          15             55
          Depreciation expense                                                     --            561
          Net gain from early extinguishment of debt                               --             (4)
          Gain on disposal of real estate                                        (600)        (7,669)
          Minority interest expense                                                (1)            68
          Impairment loss                                                       2,200             --

       Changes in assets and liabilities:
          Net change in assets and liabilities of discontinued
          operations                                                              229         (5,476)
                                                                         ------------   ------------

                Net cash provided by discontinued operations                    1,507          1,912
                                                                         ------------   ------------

                Net cash provided by operating activities                      54,029         54,707
                                                                         ------------   ------------

                                                                     (Continued)


                                    6 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                            2005            2004
                                                                         ------------   ------------
                                                                         (As Restated - See Note 6)
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Building improvements and land additions                          $        (28)  $        (51)
       Net proceeds from disposal of real estate                                2,212         23,184
       Distributions from limited partnership interests                           168            168
       Investments in limited partnership interest                                (10)            --
                                                                         ------------   ------------

              Net cash provided by investing activities                         2,342         23,301
                                                                         ------------   ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Satisfaction of mortgage notes                                            (945)            --
       Satisfaction of contract right mortgage notes and accrued interest          --         (1,670)
       Principal payments of mortgage notes                                   (36,060)       (37,613)
       Principal payments of note payable                                      (1,620)       (14,603)
       Principal payments of contract right mortgage notes                         (2)            (2)
       Distributions to partners                                              (12,313)       (11,059)
       Limited partner buyouts                                                 (2,041)          (311)
       Distributions to minority interests                                     (1,983)        (4,081)
                                                                         ------------   ------------

              Cash used in financing activities                               (54,964)       (69,339)
                                                                         ------------   ------------

Net increase in cash and cash equivalents                                       1,407          8,669

Cash and Cash Equivalents at Beginning of Period                               29,533         37,851
                                                                         ------------   ------------

Cash and Cash Equivalents at End of Period                               $     30,940   $     46,520
                                                                         ============   ============

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state income taxes                                  $        224   $        156
                                                                         ============   ============
       Cash paid for interest                                            $     29,082   $     29,968
                                                                         ============   ============

Supplemental Disclosure of Non-Cash Financing Activities:
       Debt assumed by purchaser with sale of property                   $         --   $     28,460
                                                                         ============   ============

                 See notes to consolidated financial statements.


                                    7 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q/A MARCH 31, 2005

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

      The consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2004.

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

      The Partnership has an ownership interest in the three most junior tranches of a securitized


                                    8 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q/A MARCH 31, 2005

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


                                    9 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q/A MARCH 31, 2005

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


                                    10 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q/A MARCH 31, 2005

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

      Discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows (in thousands):

                                                         2005          2004
                                                       --------      --------
                                                                  (As Restated -
                                                                    See Note 6)

            Revenue                                    $  1,697      $  8,743

            Expenses                                       (433)       (2,039)
            Impairment loss on real estate               (2,200)           --
            Net gain from early extinguishment of
              debt                                           --             4
            Gain from disposal of real estate               600         7,669
                                                       --------      --------

            (Loss) income from discontinued
              operations                               $   (336)     $ 14,377
                                                       ========      ========

      Expenses include interest expense to related parties of $0.3 million and $0.8 million, for the three months ended March 31, 2005 and 2004, respectively.

      Other assets of discontinued operations at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                                  2005     2004
                                                                  -----    -----
            Receivables                                           $  76    $  81
            Other assets                                            147      163
                                                                  -----    -----

                                                                  $ 223    $ 244
                                                                  =====    =====


                                    11 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q/A MARCH 31, 2005

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

Note 6 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the three months ended March 31, 2005, management determined that the Partnership's consolidated balance sheet at March 31, 2005 and the related consolidated statements of operations, partners' equity and cash flows for the three months ended March 31, 2005 and 2004 should be restated for the following (in thousands):

      1) To adjust discontinued operations for $4,772 of income recognized in 2003 which should be recognized in 2004.

      2) To reclassify $642 and $642, respectively, from general and administrative expense to minority interest expense.

      3) To reclassify $27,392 at March 31, 2005 for minority interests with debit balances to partners' equity.

      The restatement does not affect the total net change in cash and cash equivalents for the three months ended March 31, 2005 and 2004.


                                    12 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FORM 10-Q/A MARCH 31, 2005

Note 6 - RESTATEMENT (Continued)

                                                      As Previously
                                                        Reported     As Restated
                                                      -------------  -----------
      Balance Sheet at March 31, 2005
      Minority interest                                 $ (24,997)    $   2,395
      Partners' equity                                    246,836       219,444

      Statement of Operations
        for the Three Months Ended March 31, 2005
      General and administrative expenses                   1,626           984
      Minority interest expense                             4,010         4,652

      Statement of Cash Flows
        for the Three Months Ended March 31, 2005
      Net cash provided by operating activities            53,387        54,029
      Net cash used in financing activities               (54,322)      (54,964)

                                                      As Previously
                                                        Reported     As Restated
                                                      -------------  -----------
      Statement of Operations
        for the Three Months Ended March 31, 2004
      General and administrative expenses                 $  1,482     $    840
      Minority interest expense                              4,056        4,698
      Income from discontinued operations                    9,605       14,377
      Net income                                            33,072       37,844
      Income from discontinued operations
        per limited partnership unit                          1.52         2.27
      Net income per limited partnership unit                 5.24         5.99

      Statement of Cash Flows
        for the Three Months Ended March 31, 2004
      Net cash provided by operating activities             54,065       54,707
      Net cash used in financing activities                (68,697)     (69,339)


                                    13 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 and 2004 reflects a restatement of $642,000, and $642,000 in your partnership's consolidated statements of cash flows, respectively, to reclassify these amounts to "net cash provided by operating activities" and to "net cash used in financing activities." Also reflected is an adjustment to income from discontinued operations of $4,772,000 for income recognized in 2003 that should have been recognized in 2004. The restatement does not affect the total net change in cash and cash equivalents for each of the three months ended March 31, 2005 and 2004. The discussion of the comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004 in the Results of Operations section reflects a reclassification of $642,000 and $642,000 from general and administrative expense to minority interest expense in your partnership's consolidated statements of operations for the three months ended March 31, 2005 and 2004, respectively.

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


                                    14 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

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

      The level of liquidity based on cash and cash equivalents experienced a $1,407,000 increase at March 31, 2005 as compared to December 31, 2004. The increase was due to net cash provided by operating activities of $54,029,000 and net cash provided by investing activities of $2,342,000 which were substantially offset by cash used in financing activities of $54,964,000. Net cash provided by operating activities consisted of $52,522,000 from continuing operations and $1,507,000 from discontinued operations. Net cash provided by investing activities included $2,212,000 of net proceeds from disposal of real estate and partnership distributions received from your partnership's equity investments of $168,000, which were partially offset by building improvements of $28,000 and additional investments in limited partnership interests of $10,000. Cash used in financing activities consisted primarily of mortgage loan payoffs of $945,000, principal payments on mortgage, contract right and notes payable of $37,682,000, partner distributions of $12,313,000, distributions to minority interests of $1,983,000 and limited partner buyouts of $2,041,000. At March 31, 2005, your partnership had $30,940,000, of which $10,255,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank (the note payable), T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the


                                    15 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

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


                                    16 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

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


                                    17 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

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

      General and Administrative

      General and administrative expenses increased by $144,000 or approximately 17% to $984,000 for the three months ended March 31, 2005 compared to $840,000 for the three months ended March 31, 2004. The increase is primarily the result of increased legal expenses.

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


                                    18 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Equity in Income from Investments in Limited Partnerships (Continued)

      in limited partnerships.

      Minority Interest Expense

      Minority interest expense decreased by $46,000 or approximately 1% to $4,652,000 for the three months ended March 31, 2005 compared to $4,698,000 for the three months ended March 31, 2004. The decrease was the result of slightly lower earnings at the non-wholly owned consolidated properties.

      Discontinued Operations

      During the three months ended March 31, 2005, the Partnership sold one property for a net sales price of approximately $2,200,000. The Partnership recognized a net gain on disposal of this property of $600,000. The sale and operations of this property for all periods presented has been recorded as discontinued operations.

      During the three months ended March 31, 2004, the Partnership sold 11 properties for a combined net sales price of $51,662,000. The Partnership recognized a net gain on sale of these properties of $7,669,000.


                                    19 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

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

                                                            Change in LIBOR
                                                            (In thousands)
                                                      --------------------------
                                                        1%        2%       2.31%
                                                        --        --       -----

            Additional  interest expense              $1,637    $3,274    $3,782

Item 4. CONTROLS AND PROCEDURES

      Your partnership's management, with the participation of your partnership's chief executive officer and chief financial officer, has evaluated the effectiveness of your partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, your partnership's chief executive officer and chief financial officer have concluded that, as of the end of such period, your partnership's disclosure controls and procedures were not effective, as of the end of the period covered by this report, solely because of the restatement described in Note 6 of the consolidated financial statements.

      There have not been any changes in your partnership's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, your partnership's internal controls over financial reporting.


                                    20 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

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


                                    21 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           FORM 10-Q/A MARCH 31, 2005

Item 6. EXHIBITS

      Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


                                    22 of 30

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

                                    BY: MLP GP LLC
                                        General Partner

                                    BY: NEWKIRK MLP CORP
                                        Manager


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: July 19, 2005


                                    23 of 30

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


                                    24 of 30

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


                                    25 of 30