Form 10-Q/A
period 2004-06-30
NEWKIRK MASTER LP
filed 2005-08-08
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 2

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


                                     1 of 37

                              EXPLANATORY PARAGRAPH

      This Form 10-Q/A Amendment No. 2 is being filed for the purpose of restating the Partnership's condensed consolidated balance sheet at June 30, 2004 and the related consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-Q/A Amendment No. 2. See Note 6 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A Amendment No. 2 has not been updated for events or information subsequent to the date of filing of the original Form 10-Q and Form 10-Q/A Amendment No. 1 except in connection with the foregoing. Accordingly, this Form 10-Q/A Amendment No. 2 should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q and Form 10-Q/A Amendment No. 1.

Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Unaudited Condensed Consolidated Balance Sheet at June 30,
              2004 and Audited Consolidated Balance Sheet at December 31,
              2003............................................................ 3

              Unaudited Condensed Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 2004 and June
              30, 2003........................................................ 4

              Unaudited Condensed Consolidated Statement of Partners'
              Equity for the Six Months Ended June 30, 2004................... 5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2004 and June 30, 2003 (as
              restated)....................................................... 6

              Notes to Condensed Consolidated Unaudited Financial
              Statements (as restated)........................................ 9

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations (as restated)........................ 16

      Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 26

      Item 4. Controls and Procedures........................................ 26

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings.............................................. 27

      Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase
              Of Equity Securities........................................... 28

      Item 3  Defaults Upon Senior Securities................................ 28

      Item 4  Submission of Matters to a Vote of Security Holders............ 28

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

      Exhibit Index.......................................................... 31


                                    2 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                       June 30,      December 31,
                                                                                         2004            2003
                                                                                     -----------     ------------
                                                                                     (Unaudited)
                                                                                    (As Restated
                                                                                    - See Note 6)
ASSETS

Real estate investments:
      Land                                                                           $    32,558     $    37,674
      Land estates                                                                        43,998          45,204
      Buildings and improvements                                                       1,522,058       1,572,552
                                                                                     -----------     -----------

         Total real estate investments                                                 1,598,614       1,655,430

      Less accumulated depreciation and amortization                                    (529,712)       (526,193)
                                                                                     -----------     -----------

         Real estate investments, net                                                  1,068,902       1,129,237

Real estate held for sale, net of accumulated depreciation of $20,808 and $16,691         41,577          59,481

Cash and cash equivalents                                                                 16,820          32,703
Restricted cash                                                                            7,181           5,148
Receivables (including $7,595 and $7,346 from a related party)                            65,544          66,981
Deferred rental income receivable                                                         28,889          30,864
Equity investments in limited partnerships                                                 9,532           8,492
Deferred financing costs, net of accumulated amortization of $32,733 and $29,638          18,843          22,993
Other assets                                                                              26,266          27,240
Other assets of discontinued operations                                                        9             955
                                                                                     -----------     -----------

         Total Assets                                                                $ 1,283,563     $ 1,384,094
                                                                                     ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes payable (including $14,550 and $14,237 to a related party)            $   535,950     $   602,919
Note payable                                                                             190,439         208,356
Contract right mortgage notes and accrued interest payable (including $183,427
      and $208,385 to related parties)                                                   268,829         292,956
Accrued interest payable (including $74,790 and $87,996 to a related party)              107,658         121,250
Accounts payable and accrued expenses                                                      4,940          15,427
Liabilities of discontinued operations                                                    32,255          40,769
                                                                                     -----------     -----------

         Total Liabilities                                                             1,140,071       1,281,677

Contingencies

Minority interests                                                                         3,070           3,553
Partners' equity (6,323,327 and 6,319,391 limited partnership units outstanding)         140,422          98,864
                                                                                     -----------     -----------
         Total Liabilities, Minority Interests and Partners' Equity                  $ 1,283,563     $ 1,384,094
                                                                                     ===========     ===========

                 See notes to consolidated financial statements.


                                    3 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                        For the Three Months Ended       For the Six Months Ended
                                                                                  June 30,                        June 30,
                                                                            2004           2003            2004             2003
                                                                        -----------     -----------     -----------     -----------
Revenue:
      Rental income                                                     $    61,896     $    66,642     $   124,923     $   132,820
      Interest income                                                         1,038             723           1,639           1,654
      Management fees                                                            86             104             176             209
                                                                        -----------     -----------     -----------     -----------

         Total revenue                                                       63,020          67,469         126,738         134,683
                                                                        -----------     -----------     -----------     -----------

Expenses:
      Interest                                                               21,944          26,004          45,702          52,573
      (Gain) loss on extinguishment of debt                                     (10)            (10)            (10)             18
      Depreciation                                                            9,229           9,109          18,374          18,217
      General and administrative                                              1,031           1,762           1,866           2,698
      Amortization                                                              696           1,005           1,407           2,011
      Ground rent                                                               819             793           1,620           1,613
      State and local taxes                                                     590             242             911             449
                                                                        -----------     -----------     -----------     -----------

         Total expenses                                                      34,299          38,905          69,870          77,579
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest         28,721          28,564          56,868          57,104

      Equity in income from investments in limited partnerships                 634             417           1,254             981
      Minority interest                                                      (4,438)         (5,061)         (9,096)         (9,743)
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations                                            24,917          23,920          49,026          48,342
                                                                        -----------     -----------     -----------     -----------

Discontinued operations:
      Income from discontinued operations                                     2,294           3,939           8,360          18,760
      Impairment loss                                                        (9,665)             --          (9,665)             --
      Gain from disposal of real estate                                       1,809           6,238           9,478          32,325
                                                                        -----------     -----------     -----------     -----------
Net (loss) income from discontinued operations                               (5,562)         10,177           8,173          51,085
                                                                        -----------     -----------     -----------     -----------

Net income                                                              $    19,355     $    34,097     $    57,199     $    99,427
                                                                        ===========     ===========     ===========     ===========

Income from continuing operations per
      limited partnership unit                                          $      3.94     $      3.79     $      7.76     $      7.62
(Loss) income from discontinued operations per
      limited partnership unit                                                (0.88)           1.61            1.29            8.06
                                                                        -----------     -----------     -----------     -----------

Net income per limited partnership unit                                 $      3.06     $      5.40     $      9.05     $     15.68
                                                                        ===========     ===========     ===========     ===========

Distributions per limited partnership unit                              $      1.80     $      3.02     $      3.55     $      3.77
                                                                        ===========     ===========     ===========     ===========

Weighted average limited partnership units                                6,324,238       6,319,391       6,319,063       6,339,134
                                                                        ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.


                                    4 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                        (In thousands, except unit data)
                                   (Unaudited)


                                                    Limited
                                                  Partnership         Partners'
                                                     Units             Equity
                                                  ----------         ----------

Balance at December 31, 2003                       6,319,391         $   98,864

Equity contributions                                  15,539                836

Minority interest charge                                  --              6,346

Distributions                                             --            (22,417)

Limited partner buyouts                              (11,603)              (406)

Net income                                                --             57,199
                                                  ----------         ----------

Balance at June 30, 2004                           6,323,327         $  140,422
                                                  ==========         ==========

                 See notes to consolidated financial statements.


                                    5 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                          2004          2003
                                                                       ----------    ----------
                                                                      (As Restated - See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                           $ 57,199     $ 99,427
       Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of deferred costs and land estates                  5,409        5,378
          Depreciation expense                                            18,686       20,214
          Gain on disposal of real estate                                 (9,478)     (32,325)
          Impairment loss                                                  9,665           --
          Net gain from early extinguishment of debt                        (847)      (8,698)
          Minority interest expense                                        9,183       14,625
          Equity in undistributed earnings of limited partnership         (1,033)        (981)

       Changes in operating assets and liabilities:
          Increase in receivables and deferred rental income                (662)      (6,245)
          Decrease in accounts payable and accrued expenses               (4,392)      (2,174)
          Decrease in accrued interest-mortgages and contract rights      (7,774)      (6,434)
          Decrease in other assets                                           466        1,010
                                                                        --------     --------
                Net cash provided by operating activities                 76,422       83,797
                                                                        --------     --------

                                                                     (Continued)

                 See notes to consolidated financial statements.


                                    6 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                                2004          2003
                                                                             ----------    ----------
                                                                            (As Restated - See Note 6)
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Land additions                                                        $  (2,561)    $  (2,494)
       Net proceeds from disposal of real estate                                29,363        56,107
       Increase in restricted cash                                              (2,033)         (611)
       Cash related to previously unconsolidated limited partnerships               --           511
       Investments in limited partnership interest                                (303)         (711)
                                                                             ---------     ---------
              Net cash provided by investing activities                         24,466        52,802
                                                                             ---------     ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments/satisfaction of mortgage notes                                 (10,211)      (37,745)
       Payments/satisfaction of contract right mortgage notes
         and accrued interest                                                   (3,400)       (6,086)
       Principal payments of mortgage notes                                    (56,407)      (59,359)
       Principal payments of note payable                                      (17,916)      (20,495)
       Principal payments of contract right mortgage notes                          (5)         (631)
       Proceeds from new debt                                                       --        21,950
       Mortgage prepayment penalties                                              (326)         (400)
       Distributions to partners                                               (22,417)      (23,672)
       Limited partner buyouts                                                    (406)       (3,937)
       Distributions to minority interests                                      (5,854)       (1,315)
       Reimbursement of (payment of) deferred financing costs                      171          (370)
                                                                             ---------     ---------
              Cash used in financing activities                               (116,771)     (132,060)
                                                                             ---------     ---------


Net (decrease) increase in cash and cash equivalents                           (15,883)        4,539

Cash and Cash Equivalents at Beginning of Period                                32,703        25,343
                                                                             ---------     ---------
Cash and Cash Equivalents at End of Period                                   $  16,820     $  29,882
                                                                             =========     =========
Supplemental Disclosure of Cash Flow Information:
       Cash paid for state and local taxes                                   $   1,031     $     773
                                                                             =========     =========
       Cash paid for interest                                                $  49,962     $  60,789
                                                                             =========     =========

                 See notes to consolidated financial statements.


                                    7 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

Supplemental Information

In January 2003, balances related to the issuance of 317,813 Units in the Partnership for the various assets contributed to the Partnership were as follows:


                                                                       2003
                                                                  --------------
                                                                  (In thousands)

            Real estate investments, net                               $ 36,836
            Cash and cash equivalents                                       382
            Receivables                                                   3,557
            Deferred costs, net                                           1,512
            Equity investments in limited partnerships                    6,335
            Mortgage notes payable                                      (61,057)
            Accrued interest payable                                     (1,134)
            Accounts payable and accrued expenses                           (68)
                                                                       --------

            Partners' equity                                           $(13,637)
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

            See notes to condensed consolidated financial statements.


                                    8 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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

      The condensed consolidated financial statements of the Partnership included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 and Form 10-K/A for the year ended December 31, 2004.

      The condensed consolidated financial statements reflect, in the opinion of the Partnership's management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

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


                                    9 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group," performs asset management services for the Partnership and received a fee of $0.9 million for each of the six months ended June 30, 2004 and 2003. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.2 million of management fees for these services for each of the six months ended June 30, 2004 and 2003. The Partnership had receivables for management fees of $0.8 million and $1.1 million due from these partnerships at June 30, 2004 and December 31, 2003, respectively.

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


                                    10 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    11 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    12 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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
                                                  =============    =============


                                    13 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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

Note 6 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the six months ended June 30, 2004, management determined that the Partnership's consolidated balance sheet at June 30, 2004 and the related consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 should be restated for the following (in thousands):


                                    14 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

Note 6 - RESTATEMENT (Continued)

      1) To reclassify $7,181 at June 30, 2004 from cash and cash equivalents to restricted cash.

      2) To reclassify distributions from limited partnerships of $221 at June 30, 2004 from investing cash flows to operating cash flows.

      3) To reclassify payments of accrued contract right interest in the amount of $548 and $4,029 at June 30, 2004 and 2003, respectively, from operating cash flows to financing cash flows.

      Also the Partnership has changed the presentation of the consolidated statement of cash flows for each period presented and no longer separately discloses the cash flows pertaining to discontinued operations.

                                                        As Previously
                                                           Reported        As Restated
                                                        -------------      -----------
            Balance Sheet at June 30, 2004
            Cash and cash equivalents                      $ 24,001         $ 16,820
            Restricted cash                                      --            7,181

            Statement of Cash Flows
              for the Six Months Ended June 30, 2004
            Net cash provided by operating activities        76,749           76,422
            Net cash provided by investing activities        26,720           24,466
            Net cash used in financing activities          (117,319)        (116,771)

                                                        As Previously
                                                           Reported        As Restated
                                                        -------------      -----------
            Statement of Cash Flows
              for the Six Months Ended June 30, 2003
            Net cash provided by operating activities      $ 79,768         $ 83,797
            Net cash provided by investing activities        53,413           52,802
            Net cash used in financing activities          (128,031)        (132,060)


                                    15 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2004 and 2003 reflects a restatement 1) of $2,033,000 and $611,000 in your partnership's cash flows, respectively, to adjust for the change in restricted cash in "net cash provided by investing activities" and 2) of $548,000 and $4,029,000 to adjust for the payments of accrued interest on contract right mortgage payables from operating cash flows to financing cash flows.

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


                                    16 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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

      The level of liquidity based on cash and cash equivalents experienced a $15,883,000 decrease at June 30, 2004 as compared to December 31, 2003. The decrease was due to net cash used in financing activities of $116,771,000, which was substantially offset by net cash provided by operating activities of $76,422,000 and net cash provided by investing activities of $24,466,000. Cash provided by investing activities included $29,363,000 of net proceeds from disposal of real estate, which were partially offset by land acquisitions of $2,561,000, an increase in restricted cash of $2,033,000 and by purchases of limited partner positions of $303,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $13,611,000, principal payments on mortgage, contract right and notes payable of $74,328,000, partner distributions of $22,417,000, distributions to minority interests of $5,854,000 and limited partner buyouts of $406,000. At June 30, 2004, your partnership had $24,001,000, of which $7,181,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this


                                    17 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    18 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    19 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    20 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Management Fee Income

      Management fee income decreased by $33,000 or approximately 15.8% to $176,000 for the six months ended June 30, 2004 from $209,000 for the six months ended June 30, 2003. The decrease is attributable to fewer properties under management.

      Interest Expense and Gain (Loss) on the Extinguishment of Debt

      Interest expense and gain (loss) on extinguishment of debt decreased by $6,899,000 or approximately 13.1% to $45,692,000 for the six months ended June 30, 2004 compared to $52,591,000 for the six months ended June 30, 2003. The decrease was primarily due to loan payoffs of $11,958,000 during the period and normal scheduled principal payments of $76,529,000.

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


                                    21 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      State and Local Taxes

      State and local tax expense increased by $462,000 or approximately 102.9% to $911,000 for the six months ended June 30, 2004 compared to $449,000 for the six months ended June 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

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


                                    22 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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

      Management Fee Income

      Management fee income decreased by $18,000 or approximately 17.3% to $86,000 for the three months ended June 30, 2004 from $104,000 for the three months ended June 30, 2003. The decrease is attributable to the sale of properties previously under management.

      Interest Expense and Gain (Loss) on the Extinguishment of Debt

      Interest expense and gain (loss) on the extinguishment of debt decreased by $4,060,000 or approximately 15.6% to $21,934,000 for the three months ended June 30, 2004 compared to $25,994,000 for the three months ended June 30, 2003.

      The decrease was primarily due to loan payoffs during the period and normal scheduled principal payments.


                                    23 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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

      State and Local Taxes

      State and local tax expense increased by $348,000 or approximately 143.8% to $590,000 for the three months ended June 30, 2004 compared to $242,000 for the three months ended June 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $217,000 or approximately 52% to $634,000 for the three months ended June 30, 2004 compared to $417,000 for the three months ended June 30, 2003. The increase is the result of lower interest expense at the limited


                                    24 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    25 of 37

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                    FORM 10-Q/A AMENDMENT NO. 2 JUNE 30, 2004

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


                                    26 of 37

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


                                    27 of 37

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


                                    28 of 37

Item 5. OTHER INFORMATION

            N/A

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

      (b)   Reports on Form 8-K:

No reports on Form 8-K were filed during the period ended June 30, 2004.


                                    29 of 37

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

                                    BY: MLP GP LLC
                                        General Partner

                                    BY: NEWKIRK MLP CORP
                                        Manager


                                        BY: /s/ Michael L. Ashner
                                            -------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                        BY: /s/ Thomas C. Staples
                                            -------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: August 4, 2005


                                    30 of 37

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