Form 10-Q/A
period 2004-09-30
NEWKIRK MASTER LP
filed 2005-08-08
CIK 1165460

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


                                    1 of 36

                              EXPLANATORY PARAGRAPH

      This Form 10-Q/A Amendment No. 2 is being filed for the purpose of restating the Partnership's condensed consolidated balance sheet at September 30, 2004 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-Q/A Amendment No. 2. See Note 6 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A Amendment No. 2 has not been updated for events or information subsequent to the date of filing of the original Form 10-Q and Form 10-Q/A Amendment No. 1 except in connection with the foregoing. Accordingly, this Form 10-Q/A Amendment No. 2 should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q and Form 10-Q/A Amendment No. 1.

Table of Contents

                                                                            Page
Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Unaudited Condensed Consolidated Balance Sheet at September
              30, 2004 and Audited Consolidated Balance Sheet at December
              31, 2003 (as restated).......................................... 3

              Unaudited Condensed Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30, 2004 and
              September 30, 2003.............................................. 4

              Unaudited Condensed Consolidated Statement of Partners'
              Equity for the Nine Months Ended September 30, 2004............. 5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2004 and September
              30, 2003 (as restated).......................................... 6

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

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 28

      Item 3  Defaults Upon Senior Securities................................ 28

      Item 4  Submission of Matters to a Vote of Security Holders............ 28

      Item 5  Other Information.............................................. 28

      Item 6  Exhibits and Reports on Form 8-K............................... 28

      Signatures............................................................. 29

      Exhibit Index.......................................................... 30


                                    2 of 36

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                   September 30,    December 31,
                                                                                        2004            2003
                                                                                   -------------    ------------
                                                                                    (Unaudited)
                                                                                   (As Restated
                                                                                   - See Note 6)
ASSETS

Real estate investments:
     Land                                                                           $    32,558     $    37,674
     Land estates                                                                        43,997          45,204
     Buildings and improvements                                                       1,504,889       1,572,552
                                                                                    -----------     -----------
         Total real estate investments                                                1,581,444       1,655,430

     Less accumulated depreciation and amortization                                    (536,428)       (526,193)
                                                                                    -----------     -----------
         Real estate investments, net                                                 1,045,016       1,129,237

Real estate held for sale, net of accumulated depreciation of $9,685 and $16,691         27,299          59,481
Cash and cash equivalents                                                                27,076          32,703
Restricted cash                                                                           7,190           5,148
Receivables (including $7,698  and $7,346 from a related party)                          47,805          66,981
Deferred rental income receivable                                                        27,914          30,864
Equity investments in limited partnerships                                               10,399           8,492
Deferred financing costs, net of accumulated amortization of $33,850 and $29,638         16,536          22,993
Other assets                                                                             25,508          27,240
Other assets of discontinued operations                                                     261             955
                                                                                    -----------     -----------
         Total Assets                                                               $ 1,235,004     $ 1,384,094
                                                                                    ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes payable (including $14,871 and $14,237 to a related party)           $   492,907     $   602,919
Note payable                                                                            166,697         208,356
Contract right mortgage notes payable (including $178,329
     and $208,385 to related parties)                                                   262,873         292,956
Accrued interest payable (including $72,236 and $87,996 to a related party)             100,782         121,250
Accounts payable and accrued expenses                                                     4,494          15,427
Liabilities of discontinued operations                                                   18,546          40,769
                                                                                    -----------     -----------
         Total Liabilities                                                            1,046,299       1,281,677

Contingencies

Minority interests                                                                        3,293           3,553
Partners' equity (6,316,187 and 6,319,391 limited partnership units outstanding)        185,412          98,864
                                                                                    -----------     -----------
         Total Liabilities, Minority Interests and Partners' Equity                 $ 1,235,004     $ 1,384,094
                                                                                    ===========     ===========

            See notes to condensed consolidated financial statements.


                                    3 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                        For the Three Months Ended       For the Nine Months Ended
                                                                               September 30,                   September 30,
                                                                            2004            2003            2004            2003
                                                                        -----------     -----------     -----------     -----------
Revenue:
      Rental income                                                     $    62,000     $    63,826     $   185,355     $   194,708
      Interest income                                                           769             555           2,410           2,199
      Management fees                                                            79             104             255             314
                                                                        -----------     -----------     -----------     -----------

         Total revenue                                                       62,848          64,485         188,020         197,221
                                                                        -----------     -----------     -----------     -----------

Expenses:
      Interest                                                               22,748          24,528          67,913          76,341
      (Gain) loss on extinguishment of debt                                      --            (440)            (10)           (422)
      Depreciation                                                            9,150           9,109          27,189          27,325
      General and administrative                                                910           1,218           2,779           3,885
      Amortization                                                              695             979           2,102           3,033
      Ground rent                                                               752             734           2,302           2,270
      State and local taxes                                                     247             177           1,158             643
                                                                        -----------     -----------     -----------     -----------

         Total expenses                                                      34,502          36,305         103,433         113,075
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest         28,346          28,180          84,587          84,146

      Equity in income from investments in limited partnerships                 710             466           1,964           1,447
      Minority interest                                                      (4,654)         (4,882)        (13,750)        (14,625)
                                                                        -----------     -----------     -----------     -----------

Income from continuing operations                                            24,402          23,764          72,801          70,968
                                                                        -----------     -----------     -----------     -----------

Discontinued operations:
      (Loss) income from discontinued operations                             (6,028)          4,412           2,959          24,310
      Impairment loss                                                        (3,400)             --         (13,065)             --
      Gain (loss) from disposal of real estate                               38,912          (1,996)         48,390          30,329
                                                                        -----------     -----------     -----------     -----------

         Net income from discontinued operations                             29,484           2,416          38,284          54,639
                                                                        -----------     -----------     -----------     -----------

Net income                                                              $    53,886     $    26,180     $   111,085     $   125,607
                                                                        ===========     ===========     ===========     ===========

Income from continuing operations per
      limited partnership unit                                          $      3.86     $      3.76     $     11.52     $     11.21
Income from discontinued operations per
      limited partnership unit                                                 4.67            0.38            6.06            8.63
                                                                        -----------     -----------     -----------     -----------

Net income per limited partnership unit                                 $      8.53     $      4.14     $     17.58     $     19.84
                                                                        ===========     ===========     ===========     ===========

Distributions per limited partnership unit                              $      1.85     $      0.85     $      5.40     $      4.62
                                                                        ===========     ===========     ===========     ===========

Weighted average limited partnership units                                6,318,056       6,319,391       6,318,725       6,332,495
                                                                        ===========     ===========     ===========     ===========

            See notes to condensed consolidated financial statements.


                                    4 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (In thousands, except unit data)
                                   (Unaudited)


                                                   Limited
                                                 Partnership          Partners'
                                                    Units              Equity
                                                 -----------         ----------

Balance at December 31, 2003                       6,319,391         $   98,864

Equity contributions                                  15,539                836

Minority interest charge                                  --              9,389

Distributions                                             --            (34,106)

Limited  partner redemptions                         (18,743)              (656)

Net income                                                --            111,085
                                                  ----------         ----------

Balance at September 30, 2004                      6,316,187         $  185,412
                                                  ==========         ==========

            See notes to condensed consolidated financial statements.


                                    5 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                         --------------------------
                                                                             2004           2003
                                                                          ---------       ---------
                                                                         (As Restated - See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                             $ 111,085       $ 125,607
      Adjustments to reconcile net income to net cash provided by operating activities:
            Amortization of deferred costs and land estates                   8,152           7,823
            Depreciation expense                                             27,879          30,137
            Gain on disposal of real estate                                 (48,390)        (30,329)
            Impairment loss                                                  13,065              --
            Net (gain) loss from early extinguishment of debt                 5,993          (8,778)
            Minority interest expense                                        13,848          15,141
            Equity in undistributed earnings of limited partnerships         (1,576)           (955)

      Changes in operating assets and liabilities:
            Decrease in receivables and deferred rental income               17,966          16,450
            Decrease in accounts payable and accrued expenses                (4,838)         (2,558)
            Decrease in accrued interest-mortgages and contract rights      (10,080)        (12,895)
            Decrease in other assets                                          1,159           1,016
                                                                          ---------       ---------
            Net cash provided by operating activities                       134,264         140,659
                                                                          ---------       ---------

                                                                     (Continued)

            See notes to condensed consolidated financial statements.


                                    6 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                            --------------------------
                                                                                2004           2003
                                                                             ---------       ---------
                                                                            (As Restated - See Note 6)
    CASH FLOWS FROM INVESTING ACTIVITIES:

       Land additions                                                        $  (2,561)      $  (2,494)
       Net proceeds from disposal of real estate                                95,463          59,492
       Increase in restricted cash                                              (2,042)            (92)
       Cash related to previously unconsolidated limited partnerships               --             284
       Investments in limited partnership interest                              (1,101)         (1,236)
                                                                             ---------       ---------
              Net cash provided by investing activities                         89,759          55,954
                                                                             ---------       ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments/satisfaction of mortgage notes                                 (11,746)        (40,129)
       Payments/satisfaction of contract right mortgage notes
         and accrued interest                                                  (35,455)         (7,193)
       Principal payments of mortgage notes                                    (93,125)        (98,823)
       Principal payments of note payable                                      (41,658)        (22,133)
       Principal payments of contract right mortgage notes                      (4,813)           (422)
       Proceeds from new debt                                                       --          25,365
       Mortgage prepayment penalties                                              (326)           (400)
       Distributions to partners                                               (34,106)        (29,044)
       Limited partner redemptions                                                (656)         (3,937)
       Distributions to minority interests                                      (7,936)         (8,085)
       Deferred financing costs                                                    171          (1,138)
                                                                             ---------       ---------
              Net cash used in financing activities                           (229,650)       (185,939)
                                                                             ---------       ---------

Net (decrease) increase in cash and cash equivalents                            (5,627)         10,674

Cash and Cash Equivalents at Beginning of Period                                32,703          25,343
                                                                             ---------       ---------
Cash and Cash Equivalents at End of Period                                   $  27,076       $  36,017
                                                                             =========       =========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state and local taxes                                   $   1,106       $     909
                                                                             =========       =========
       Cash paid for interest                                                $  84,827       $  99,662
                                                                             =========       =========

            See notes to condensed consolidated financial statements.


                                    7 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (In thousands, except unit data)
                                   (Unaudited)

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


                                    8 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

      The condensed consolidated financial statements reflect, in the opinion of the Partnership, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

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


                                    9 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group," performs asset management services for the Partnership and received a fee of $1.4 million for each of the nine months ended September 30, 2004 and 2003. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.3 million of management fees for these services for each of the nine months ended September 30, 2004 and 2003. The Partnership had receivables for management fees of $0.9 million and $1.1 million due from these partnerships at September 30, 2004 and December 31, 2003, respectively.

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


                                    10 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15.1 million and $14.6 million at September 30, 2004 and December 31, 2003, respectively. Included in interest expense is $0.5 million related to this second mortgage payable for the nine months ended September 30, 2004 and


                                    11 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      2003.

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


                                    12 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    13 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

Note 6 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the nine months ended September 30, 2004, management determined that the Partnership's consolidated balance sheet at September 30, 2004 and the related consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 should be restated for the following (in thousands):

      1) To reclassify $7,190 at September 30, 2004 from cash and cash equivalents to restricted cash.

      2) To reclassify distributions from limited partnerships of $389 and $492 from investing cash flows to operating cash flows.

      3) To reclassify payments of accrued contract right interest in the amount of $23,935 and $4,639 at September 30, 2004 and 2003, respectively, from operating cash flows to financing cash flows.

      Also the Partnership has changed the presentation of the consolidated statement of cash flows for each period presented and no longer separately discloses the cash flows pertaining to discontinued operations.

                                    14 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Note 6 - RESTATEMENT (Continued)

                                                              As Previously
                                                                Reported        As Restated
                                                              -------------     -----------
            Balance Sheet at September 30, 2004
            Cash and cash equivalents                           $ 34,266         $ 27,076
            Restricted cash                                           --            7,190

                                                              As Previously
                                                                Reported        As Restated
                                                              -------------     -----------
            Statement of Cash Flows
              for the Nine Months Ended September 30, 2004
            Net cash provided by operating activities            109,940          134,264
            Net cash provided by investing activities             92,190           89,759
            Net cash used in financing activities               (205,715)        (229,650)

                                                              As Previously
                                                                Reported        As Restated
                                                              -------------     -----------
            Statement of Cash Flows
              for the Nine Months Ended September 30, 2003
            Net cash provided by operating activities           $135,528         $140,659
            Net cash provided by investing activities             56,538           55,954
            Net cash used in financing activities               (181,300)        (185,939)


                                    15 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 2004 and 2003 reflects a restatement 1) of $2,042,000 and $92,000 in your partnership's cash flows, respectively, to adjust for the change in restricted cash in "net cash provided by investing activities " and 2) of $23,935 and $4,639 to adjust for the payments of interest of contract right mortgage payables from operating cash flows to financing cash flows.

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


                                    16 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Liquidity and Capital Resources (Continued)

      properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by nine other partnerships.

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

      The level of liquidity based on cash and cash equivalents experienced a $5,627,000 decrease at September 30, 2004 as compared to December 31, 2003. The decrease was due to net cash used in financing activities of $229,650,000, which was substantially offset by net cash provided by operating activities of $134,264,000 and net cash provided by investing activities of $89,759,000. Cash provided by investing activities included $95,463,000 of net proceeds from disposal of real estate, which were partially offset by land acquisitions of $2,561,000, an increase in restricted cash of $2,042,000 and by purchases of minority limited partner positions of $1,101,000. Cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $47,201,000, principal payments on mortgage, contract right and notes payable of $139,596,000, partner distributions of $34,106,000, distributions to minority interests of $7,936,000 and limited partner buyouts of $656,000. At September 30, 2004, your partnership had $34,266,000, of which $7,190,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Fleet National Bank, T-Two Partners obtained a $316,526,573 loan from Fleet National Bank. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are


                                    17 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Off-Balance Sheet Arrangements (Continuned)

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


                                    18 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    19 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    20 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

      Management Fee Income

      Management fee income decreased by $59,000 or approximately 19% to $255,000 for the nine months ended September 30, 2004 from $314,000 for the nine months ended September 30, 2003. The decrease is attributable to fewer properties under management.

      Interest Expense and Gain (Loss) on the Extinguishment of Debt

      Interest expense and gain (loss) on the extinguishment of debt decreased by $8,016,000 or approximately 11% to $67,903,000 for the nine months ended September 30, 2004 compared to $75,919,000 for the nine months ended September 30, 2003. The decrease was primarily due to loan payoffs of $23,266,000, normal scheduled principal payments of $97,938,000 and payments on the note payable of $41,658,000 and assumption of debt on a sold property of $28,460,000.

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


                                    21 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

      State and Local Taxes

      State and local tax expense increased by $515,000 or approximately 80% to $1,158,000 for the nine months ended September 30, 2004 compared to $643,000 for the nine months ended September 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

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


                                    22 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    23 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Management Fee Income

      Management fee income decreased by $25,000 or approximately 24% to $79,000 for the three months ended September 30, 2004 from $104,000 for the three months ended September 30, 2003. The decrease is attributable to the sale of properties previously under management.

      Interest Expense and Gain (Loss) on the Extinguishment of Debt

      Interest expense and gain (loss) on the extinguishment of debt decreased by $1,340,000 or approximately 6% to $22,748,000 for the three months ended September 30, 2004 compared to $24,088,000 for the three months ended September 30, 2003. The decrease was primarily due to loan payoffs and normal scheduled principal payments during the period.

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

      Ground Rent

      Ground rent expense increased by $18,000 or approximately 3% to $752,000 for the three months


                                    24 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Ground Rent (Continued)

      ended September 30, 2004 compared to $734,000 for the three months ended September 30, 2003. The increase resulted from increased rent charges on ground leases which renewed in the second quarter of 2004.

      State and Local Taxes

      State and local tax expense increased by $70,000 or approximately 40% to $247,000 for the three months ended September 30, 2004 compared to $177,000 for the three months ended September 30, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

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


                                    25 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    26 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Legal

      Reference is made to the Partnership's Form 10Q for the quarter ended June 30, 2004 for information about the settlement of (i) an action commenced in the Connecticut Superior Court and (ii) an action commenced in the Dallas County Texas District Court.


                                    27 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    28 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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

                        BY: MLP GP LLC
                            General Partner

                        BY: NEWKIRK MLP CORP
                            Manager


                        BY: /s/ Michael L. Ashner
                            ----------------------------------
                            Michael L. Ashner
                            Chief Executive Officer


                        BY: /s/ Thomas C. Staples
                            ----------------------------------
                            Thomas C. Staples
                            Chief Financial Officer

                            Dated: August 4, 2005


                                    29 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

                                  Exhibit Index

Exhibit     Descriptionr
-------     ------------

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


                                    30 of 36

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                 FORM 10-Q/A AMENDMENT NO. 2 SEPTEMBER 30, 2004

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


                                    31 of 36