Form 10-K/A
period 2004-12-31
NEWKIRK MASTER LP
filed 2005-08-08
CIK 1165460

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                     For the transition period from ____ to ____

                         Commission file number 0-50268

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                  11-3636084
        -------------------------------                   -------------------
        (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

7 Bulfinch Place, Suite 500, Boston, Massachusetts               02114
--------------------------------------------------               -----
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                              EXPLANATORY PARAGRAPH

      This Form 10-K/A Amendment No. 2 is being filed for the purpose of restating the Partnership's consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-K/A Amendment No. 2. See Note 13 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-K/A Amendment No. 2 has not been updated for events or information subsequent to the date of filing of the original Form 10-K and Form 10-K/A Amendment No. 1 except in connection with the foregoing. Accordingly, this Form 10-K/A Amendment No. 2 should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-K and Form 10-K/A Amendment No.1.

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

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (as restated).......40

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

      Pursuant to the terms of Newkirk Capital's Limited Liability Company Agreement, Administrator LLC, which holds the 49.99% interest in Newkirk Capital, is entitled to receive 100% of the distributions paid by Newkirk Capital until Administrator LLC receives $2,568,000 annually and thereafter, the balance of the distributions are paid to your partnership. Administrator LLC is owned by former principals and employees of Integrated Resources, Inc. and is not affiliated with the Newkirk Group. Those individuals owned various assets, including interests in the general partners, related to the Newkirk partnerships. In 1997, entities controlled by those individuals sold to members of the Newkirk Group assets related to the Newkirk partnerships which assets were eventually acquired by your partnership in the exchange. As part of the 1997 transaction members of the Newkirk Group made a $40 million loan to Administrator LLC. For financial statement purposes this note is valued at $11.4 million. The priority distribution to Administrator LLC enables Administrator LLC to pay interest on the promissory note evidencing the loan. The note is held by Newkirk Finco LLC which is wholly-owned by your partnership. Accordingly, your partnership effectively receives 100% of the fees paid to Newkirk Capital. The note bears interest at a rate of 6.42% per annum and matures on November 20, 2009. Prior to maturity, the note requires payments of interest only. The note is secured solely by Administrator LLC's 49.99% membership interest in Newkirk Capital and is otherwise non-recourse. Accordingly, if Administrator LLC were to default on the note, Newkirk Finco LLC would have the ability to foreclose on Administrator LLC's interest in Newkirk Capital. To ensure payment of interest on the note, Administrator LLC has directed Newkirk Capital to pay directly to Newkirk Finco LLC all distributions payable to Administrator LLC in respect of its interest in Newkirk Capital. As owner of Newkirk Finco LLC, your partnership will receive as interest payments the amount of any distributions made by Newkirk Capital to Administrator LLC. Your partnership's ownership interest in Newkirk Capital is pledged to Administrator LLC to secure certain obligations owed to Administrator LLC by the Newkirk Group. Creditworthy affiliates of the Newkirk Group have agreed to indemnify your partnership for losses that it may incur as a result of the failure of the Newkirk Group to satisfy such obligations.

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

      On November 24, 2003, your partnership obtained a $208,473,427 loan from Bank of America that bears interest at a rate elected by your partnership equal to either (1) LIBOR plus 450 basis points or (2) the prime rate charged by Bank of America plus 250 basis points. The loan was obtained to replace your partnership's existing loan from Bank of America, and effectively reduced the interest rate on such borrowing from a minimum of 8.5% to a floating rate which is presently 7.01% and that will in no event exceed 9.5%, after giving effect to the three-year interest rate protection agreement entered into by your partnership. The loan is scheduled to mature on November 24, 2006, subject to two one-year extensions. The loan requires monthly payments of interest only which in January 2005 was approximately $1,002,000 per month. In addition, mandatory prepayments of principal are required from the proceeds of property sales and refinancings and other asset sales, as well as up to $1,312,500 per quarter to the extent that T-Two Partners does not make the required principal payments on the T-Two Loan that is described below. Your partnership can prepay the loan in whole or in part at any time together with a premium of 1/2% if such prepayment occurs between November 25, 2004 and November 24, 2005 and thereafter with no premium. In addition, your partnership and T-Two Partners may prepay up to $50,000,000 annually of this loan and the T-Two Loan without a premium. The loan is secured by substantially all of the assets of your partnership, and contains customary financial and other covenants consistent with the prior loan from Bank of America. The loan balance at December 31, 2004 was $165,328,277.

      On November 24, 2003, at the same time as your partnership obtained its loan from Bank of America, T-Two Partners obtained a $316,526,573 loan from Bank of America. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. T-Two Partners used part of the proceeds of the T-Two Loan to purchase the senior beneficial interests in the second mortgage loans encumbering your partnership's and certain other partnerships' properties so that T-Two Partners is now the 100% beneficial owner of these second mortgage loans. We refer to these senior beneficial interests as the T-1 Certificate. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Bank of America. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. The loan balance at December 31, 2004 was $275,191,415.

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

      T-Two Partners will reimburse your partnership for approximately $7,346,000 of closing costs incurred in connection with the Bank of America loan and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points.

      Your partnership as well as T-Two Partners are currently in discussions to restructure the Bank of America Loan and the T-Two Loan in a transaction that would, among other things, reduce the interest rates on these loans. No agreement has been reached and there is no assurance that a restructuring will be consummated.

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

Description of Indebtedness

      See "- Description of Assets - The Subordinate Mortgage Interests" for a description of your partnership's loan with Bank of America and the related T-Two Loan to T-Two Partners. The loan requires your partnership and T-Two Partners to maintain an aggregate minimum consolidated debt service coverage ratio (i.e., the ratio of your partnership's and T-Two Partners' consolidated net cash revenues from investments, exclusive of debt payable to T-Two Partners, before property-level debt service to their total consolidated debt service) of at least 1.15 during the initial 36 month term and at least 1.25 during the extension periods. Your partnership and T-Two Partners are also required to maintain an aggregate minimum debt service coverage ratio (i.e., the ratio of your partnership's and T-Two Partners' net cash revenue from investments, exclusive of debt payable to T-Two Partners, after property-level debt service to unconsolidated debt service) of at least 1.75 during the initial 36 month term or 2.0 during the extension periods. If your partnership's and T-Two Partners' aggregate debt service coverage ratio falls below 1.75 during the initial 36 month term or 2.0 during the extension periods, then all cash flow of your partnership and T-Two Partners will be deposited into a cash sweep account as additional collateral for the loan and your partnership would be prohibited from making distributions. As of December 31, 2004, your partnership's and T-Two Partners aggregate consolidated debt service coverage ratio was 1.39 and their debt service coverage ratio was 2.85. Your partnership's general partner believes that your partnership will be able to maintain the required ratios and does not anticipate that the maintenance of these ratios will have an adverse impact on your partnership's financial condition.

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

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
OFFICE:
Arkansas            Little Rock                        36,000            11.34        Entergy Gulf States                 2010/2030
                    Pine Bluff                         27,000            12.54        Entergy Gulf States                 2010/2030

California          El Segundo(4)                     185,000            16.10        Raytheon                            2008/2038
                    El Segundo(4)                     185,000            16.10        Raytheon                            2008/2038
                    Long Beach(1)(3)                  478,000            35.51        Raytheon                            2008/2038
                    Walnut Creek(1)                    55,000            37.52        Hercules Credit, Inc.               2007/2037

Colorado            Colorado Springs                   71,000            31.13        Federal Express Corporation         2008/2038

Connecticut         Clinton(1)(7)                      41,000            17.35        Cheeseborough Ponds/Ragu            2008/2033

Florida             Orlando(1)                        184,000             5.22        Martin Marietta Corporation         2008/2038
                    Orlando(1)                        357,000            12.97        Harcourt Brace & Company            2009/2039

Indiana             Columbus (1)                      390,000            10.00        Cummins Engine Company  Inc.        2009/2039

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Kentucky            Owensboro (1) (7)                 443,000            10.52        Cheeseborough Ponds/Ragu            2008/2033

Louisiana           New Orleans (1) (8)               222,000            20.86        Hibernia Bank                       2008/2033
                    New Orleans (1) (8)               181,000            20.19        Hibernia Bank                       2008/2033

Maryland            Baltimore(1)                      530,000            48.74        USF&G/The Saint Paul Co.            2009/2039

Missouri            Bridgeton(1)                       54,000            10.58        The Kroger Co.                      2006/2031

New Jersey          Carteret                           96,000            18.25        Pathmark                            2011/2036
                    Elizabeth                          30,000            25.73        Summit Bank                         2008/2038
                    Morris Township(1)(5)             225,000            26.20        Allied Signal Corp.                 2008/2038
                    Morris Township(1)(5)              50,000            29.41        Allied Signal Corp.                 2008/2038
                    Morris Township(1)(5)             137,000            25.99        Allied Signal Corp.                 2008/2038
                    Morristown(1)                     316,000            27.87        Allied Signal Corp.                 2008/2038
                    Plainsboro(1)                       2,000            77.97        Summit Bank                         2008/2038

Nevada              Las Vegas                         282,000            27.43        Nevada Power Company                2014/2039

Ohio                Miamisburg(1)                      61,000            11.62        Reed Elsevier, Inc.                 2008/2038
                    Miamisburg(1)                      86,000             6.01        Reed Elsevier, Inc.                 2008/2038
                    Toledo(1)                         707,000            18.89        Owens-Illinois                      2006/2036

Pennsylvania        Allentown                          71,000             6.05        First Union Corp.                   2010/2025

Tennessee           Johnson City                       64,000            10.58        SunTrust Bank                       2006/2031
                    Kingport                           43,000            10.98        American Electric Power             2008/2038
                    Memphis(1)                        521,000            27.56        Federal Express Corporation         2009/2039
                    Memphis(1)                         75,000            16.57        The Kroger Co.                      2008/2038

Texas               Beaumont(1)                       426,000            26.46        Entergy Gulf States                 2007/2037
                    Beaumont                           50,000            29.10        Allied Lakewood Bank                2007/2037
                    Bedford (14)                      207,000                -        Vacant                                  -
                    Dallas (3 buildings)              185,000            16.39        Allied Lakewood Bank                2007/2037
                    Garland (11)                      279,000             5.40        Raytheon                            2006/2036
                                                    ---------            -----

           TOTAL/AVERAGE OFFICE                     7,352,000            21.31
                                                    =========            =====

RETAIL:
Alabama             Dothan(1)                          54,000             4.98        Albertson's Inc.                    2005/2035
                    Florence(1)                        42,000            15.65        The Kroger Co.                      2008/2038
                    Hunstville(1)                      60,000             7.45        Albertson's Inc.                    2007/2037
                    Huntsville(1)                      58,000             5.98        Albertson's Inc.                    2006/2036
                    Montgomery(1)                      54,000             3.97        Albertson's Inc.                    2005/2010
                    Montgomery                         66,000            10.35        Albertson's Inc.                    2007/2037
                    Tuscaloosa(1)                      53,000             4.22        Albertson's Inc.                    2005/2020

Arizona             Bisbee(1)                          30,000             9.06        Safeway, Inc.                       2009/2039
                    Mesa (6)                            3,000             6.60        CSK Auto                            2009/2039
                    Tucson(1)                          37,000             9.77        Safeway, Inc.                       2009/2039

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
California          Atascadero (6)                      4,000             8.02        CSK Auto                            2009/2039
                    Beaumont (6)                        4,000             7.61        CSK Auto                            2009/2039
                    Corona(1)                           9,000            26.43        GoodYear Tire                       2007/2037
                    Downey                             39,000            12.90        Alberston's Inc.                    2007/2037
                    El Toro (12)                       11,000            11.74        GoodYear Tire                       2009/2039
                    Huntington Beach                   44,000            12.61        Albertson's Inc.                    2009/2039
                    Indio(1)                           10,000            22.70        GoodYear Tire                       2007/2037
                    Lancaster                          42,000            12.75        Albertson's Inc.                    2009/2039
                    Livermore(1) (13)                  53,000             5.22        Albertson's Inc.                    2006/2036
                    Lomita(1)                          33,000            10.24        Albertson's Inc.                    2008/2033
                    Mammoth Lakes(1)                   44,000            18.33        Safeway, Inc.                       2007/2037
                    Morgan Hill (12)                   10,000             6.90        GoodYear Tire                       2009/2039
                    Paso Robles (6)                     7,000             4.70        CSK Auto                            2009/2039
                    Pinole(1)                          58,000             7.16        Albertson's Inc.                    2011/2036
                    Pleasanton                        175,000             6.73        Federated Department Stores         2012/2040
                    Redlands (12)                      11,000             5.52        GoodYear Tire                       2009/2039
                    San Diego(1)                      226,000             7.08        Nordstrom, Inc.                     2016/2036
                    Santa Monica                      150,000             5.74        Federated Department Stores         2012/2040
                    Santa Rosa (13)                    22,000             5.25        Albertson's Inc.                    2006/2036
                    Simi Valley(1)                     40,000            12.03        Albertson's Inc.                    2008/2038
                    Tustin (1) (9)                     72,000             1.99        Mervyn's                            2009/2033
                    Union City (12)                    10,000             7.32        GoodYear Tire                       2009/2039
                    Ventura(1)                         40,000            19.92        City of Buenaventura                2013/2013
                    Yorba Linda (12)                   11,000             7.62        GoodYear Tire                       2009/2039

Colorado            Aurora(13)                         41,000             6.96        Albertson's Inc.                    2005/2035
                    Aurora(1)                          42,000             5.06        Albertson's Inc.                    2006/2036
                    Aurora(1)                          24,000            21.26        Safeway, Inc.                       2007/2037
                    Littleton(13)                      29,000             6.50        Albertson's Inc.                    2005/2035
                    Littleton                          39,000            12.17        Albertson's Inc.                    2009/2039

Florida             Bradenton                          60,000            12.16        Albertson's Inc.                    2007/2037
                    Cape Coral                         30,000            14.85        Albertson's/Lucky Stores            2008/2038
                    Casselberry(1)                     68,000            11.26        Albertson's Inc.                    2007/2037
                    Gainesville                        41,000            12.53        Albertson's/Lucky Stores            2008/2038
                    Largo(13)                          54,000             4.00        Albertson's Inc.                    2005/2035
                    Largo                              40,000            14.86        Albertson's/Lucky Stores            2008/2038
                    Largo                              30,000            12.95        Albertson's/Lucky Stores            2008/2038
                    Orlando(1)                         58,000             5.67        Albertson's Inc.                    2006/2036
                    Pinellas Park                      60,000            11.74        Albertson's Inc.                    2007/2037
                    Port Richey(1)                     54,000             5.09        Albertson's Inc.                    2005/2035
                    Tallahassee(1)(13)                 54,000             3.05        Albertson's Inc.                    2005/2035
                    Venice (13)                        42,000             5.76        Albertson's Inc.                    2006/2036

Georgia             Atlanta(1)                          6,000            28.94        Bank South, N.A.                    2009/2039
                    Atlanta(1)                          4,000            32.56        Bank South, N.A.                    2009/2039
                    Chamblee(1)                         5,000            31.30        Bank South, N.A.                    2009/2039

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
                    Cumming(1)                         14,000            22.58        Bank South, N.A.                    2009/2039
                    Duluth(1)                           9,000            23.18        Bank South, N.A.                    2009/2039
                    Forest Park(1)                     15,000            21.71        Bank South, N.A.                    2009/2039
                    Jonesboro(1)                        5,000            25.51        Bank South, N.A.                    2009/2039
                    Stone Mountain (1)                  6,000            26.95        Bank South, N.A.                    2009/2039

Idaho               Boise                              37,000            15.76        Albertson's Inc.                    2007/2037
                    Boise(1)                           43,000             8.05        Albertson's Inc.                    2008/2038

Illinois            Freeport                           30,000            12.77        Albertson's/Lucky Stores            2008/2038
                    Rock Falls                         28,000            14.57        Albertson's/Lucky Stores            2008/2038

Indiana             Carmel                             39,000             4.11        Marsh Supermarkets, Inc.            2008/2038
                    Lawrence                           29,000             6.72        Marsh Supermarkets, Inc.            2008/2038

Kentucky            Louisville(1)                      10,000            11.57        The Kroger Co.                      2006/2011
                    Louisville(1)                      40,000            16.45        The Kroger Co.                      2006/2036

Louisiana           Baton Rouge                        58,000            12.21        Albertson's Inc.                    2007/2037
                    Minden                             35,000            11.55        Safeway, Inc.                       2007/2037

Montana             Billings(1)                        41,000             9.05        Safeway, Inc.                       2007/2015
                    Bozeman(1)(13)                     21,000             4.31        Albertson's Inc.                    2005/2030

Nebraska            Omaha                              73,000             5.32        Albertson's Inc.                    2006/2036
                    Omaha                              66,000            10.71        Albertson's Inc.                    2007/2037
                    Omaha                              67,000            10.99        Albertson's Inc.                    2007/2037

Nevada              Las Vegas(13)                      38,000             4.45        Albertson's Inc.                    2005/2035
                    Las Vegas(1)                       60,000             7.57        Albertson's Inc.                    2011/2021
                    Las Vegas(1)                       38,000            14.13        Albertson's Inc.                    2008/2023
                    Las Vegas (6)                       3,000             8.25        CSK Auto                            2009/2039
                    Reno(1)                            42,000            13.16        Albertson's Inc.                    2007/2037

New Jersey          Garwood(1)                         52,000            11.91        Pathmark                            2006/2021

New Mexico          Albuquerque(1)                     35,000            18.70        Safeway, Inc.                       2007/2037
                    Farmington (6)                      3,000             5.20        CSK Auto                            2009/2039
                    Las Cruces                         30,000            14.64        Albertson's Inc.                    2007/2037

New York            Portchester(1)                     59,000            18.89        Pathmark                            2008/2023

North Carolina      Charlotte                          34,000             2.90        Food Lion Stores, Inc.              2008/2038
                    Concord                            32,000             6.09        Food Lion Stores, Inc.              2008/2038
                    Jacksonville                       23,000             3.63        Food Lion Stores, Inc.              2008/2038
                    Jefferson(1)                       23,000             3.17        Food Lion Stores, Inc.              2008/2013
                    Lexington(1)                       23,000             6.02        Food Lion Stores, Inc.              2008/2038
                    Thomasville                        21,000             5.07        Food Lion Stores, Inc.              2008/2038

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Ohio                Cincinnati(1)                      26,000            14.39        The Kroger Co.                      2006/2011
                    Columbus(1)                        34,000            23.44        The Kroger Co.                      2006/2036
                    Franklin                           29,000             3.83        Marsh Supermarkets, Inc.            2008/2038

Oklahoma            Lawton(1)                          31,000            10.84        Safeway, Inc.                       2009/2039

Oregon              Beaverton                          42,000            13.02        Albertson's Inc.                    2009/2039
                    Grants Pass(1)                     34,000             8.65        Safeway, Inc.                       2009/2039
                    Portland                           42,000             8.29        Albertson's Inc.                    2006/2036
                    Salem                              52,000             7.81        Albertson's Inc.                    2009/2039

Pennsylvania        Doylestown                          4,000            38.81        Meritor Savings Bank                2008/2038
                    Lansdale                            4,000            41.04        Meritor Savings Bank                2008/2038
                    Lima                                4,000            44.66        Meritor Savings Bank                2008/2038
                    Philadelphia                       50,000            13.96        Pathmark                            2010/2035
                    Philadelphia                        4,000            36.58        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            52.19        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            11.77        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            42.99        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            49.12        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            38.81        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            39.09        Meritor Savings Bank                2008/2038
                    Philadelphia                        4,000            55.26        Meritor Savings Bank                2008/2038
                    Richboro                            4,000            36.02        Meritor Savings Bank                2008/2038
                    Wayne                               4,000            52.75        Meritor Savings Bank                2008/2038

South Carolina      Moncks Corner(1)                   23,000             2.69        Food Lion Stores, Inc.              2008/2018

Tennessee           Chattanooga(1)                     42,000            16.81        The Kroger Co.                      2008/2038
                    Paris(1)                           31,000            15.04        The Kroger Co.                      2008/2038

Texas               Carrolton(1)                       61,000             8.24        Skaggs Alpha Beta                   2006/2036
                    Dallas(1)                          68,000             7.89        The Kroger Co.                      2006/2019
                    Dallas (6)(16)                      3,000             0.92        Rent a Tire                           2005
                    El Paso (6)                         3,000             7.79        CSK Auto                            2009/2039
                    El Paso (6)                         3,000             6.44        CSK Auto                            2009/2039
                    Fort Worth(1)                      44,000            13.72        Safeway, Inc.                       2007/2037
                    Garland                            40,000            17.05        Safeway, Inc.                       2007/2037
                    Granbury(1)                        35,000            12.15        Safeway, Inc.                       2007/2037
                    Grand Prairie(1)                   49,000            10.02        Safeway, Inc.                       2009/2039
                    Greenville(1)                      48,000             4.20        Safeway, Inc.                       2006/2036
                    Hillsboro(1)                       35,000             9.62        Safeway, Inc.                       2007/2037
                    Houston(1)                         52,000            14.45        The Kroger Co.                      2006/2036
                    Lubbock(1)(13)                     54,000             2.66        Albertson's Inc.                    2005/2035
                    Lubbock (6)                         3,000             8.52        CSK Auto                            2009/2039
                    Midland                            60,000            10.53        Albertson's Inc.                    2009/2039
                    Rockdale(16)                       44,000             2.78        Wal-Mart Stores, Inc.               2005/2035
                    Taylor(16)                         62,000             0.86        Wal-Mart Stores, Inc.               2005/2035
                    Texarkana (13)                     46,000             4.72        Albertson's Inc.                    2006/2036
                    Woodville(16)                      44,000             0.91        Wal-Mart Stores, Inc.               2005/2035

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Utah                Bountiful(1)                       50,000             5.76        Albertson's Inc.                    2011/2016
                    Sandy(1)                           42,000             4.78        Albertson's Inc.                    2006/2016

Virginia            Staunton(1)                        23,000             7.20        Food Lion Stores, Inc.              2008/2038

Washington          Bothell(1)(13)                     28,000             3.45        Albertson's Inc.                    2005/2035
                    Edmonds(1)(13)                     35,000             3.49        Albertson's Inc.                    2005/2025
                    Everett                            35,000            17.22        Albertson's Inc.                    2007/2037
                    Federal Way                        42,000             9.76        Albertson's Inc.                    2007/2037
                    Graham(1)                          45,000             9.22        Safeway, Inc.                       2009/2039
                    Kent                               42,000            12.99        Albertson's Inc.                    2009/2039
                    Milton(1)                          45,000            10.63        Safeway, Inc.                       2009/2039
                    Port Orchard(1)                    28,000             4.52        Albertson's Inc.                    2005/2025
                    Redmond(1)                         45,000            11.26        Safeway, Inc.                       2009/2039
                    Spokane(13)                        42,000             5.16        Albertson's Inc.                    2005/2035
                    Spokane(1)                         39,000             9.63        Safeway, Inc.                       2009/2039
                    Woodinville(1)                     30,000             5.77        Albertson's Inc.                    2006/2031

Wyoming             Cheyenne(13)                       31,000             3.85        Albertson's Inc.                    2006/2036
                    Evanston                           10,000             3.91        Key Bancshares of Wyoming             2009
                    Evanston (15)                      28,000                -        Vacant                                  -
                                                    ---------            -----

           TOTAL/AVERAGE RETAIL                     5,427,000             9.41
                                                    =========            =====

OTHER:

Arizona             Flagstaff                          10,000               --        Vacant  (2)                            --
                    Sun City                           10,000            15.00        Furr's Restaurant Group (2)           2012

California          Colton                            668,000             3.52        Stater Bros. Markets                2008/2038
                    El Segundo(4)                     959,000            16.10        Raytheon                            2008/2038
                    Long Beach(1)(3)                  201,000            14.88        Raytheon                            2008/2038
                    Palo Alto(1)                      123,000            32.37        Xerox Corporation                   2008/2013

Colorado            Ft. Collins                        10,000            24.96        Lithia Motors (2)                     2012

Florida             Orlando(1)                        205,000             5.89        Walgreen Co.                        2006/2031

Maine               North Berwick                     821,000             3.03        United Technologies Corp.           2010/2035

New Mexico          Carlsbad                           10,000            15.00        Furr's Restaurant Group (2)           2012

New York            Saugerties (10)                    52,000             2.35        Rotron, Inc.                        2009/2029

Pennsylvania        New Kingston(1)                   430,000             2.84        Hershey Foods Corporation           2008/2038

South Carolina      Myrtle Beach(1)                    37,000             3.88        Food Lion Stores, Inc.              2008/2028

                                                    Approximate           2005                                             Lease
                                                     Leaseable       Annualized Base                                     Expiration/
                                                      Building      Rent Per sq. ft.                                       Option
                          Location                 Square Footage          ($)             Principal Tenant              Expiration
                          --------                 --------------          ---             ----------------              ----------
Tennessee           Franklin(1)                       289,000             5.10        United Technologies Corp.           2008/2038
                    Memphis                           780,000             3.67        Sears Roebuck & Company             2007/2037

Texas               Lewisville                        256,000             5.89        Xerox Corporation                   2008/2038
                    Corpus Christi                     10,000            15.00        Furr's Restaurant Group (2)           2012
                    El Paso                            10,000            15.00        Furr's Restaurant Group (2)           2012
                    McAllen                            10,000            15.00        Furr's Restaurant Group (2)           2012
                    Victoria                           10,000            15.00        Furr's Restaurant Group (2)           2012

Wisconsin           Windsor(1)                        356,000             7.52        Walgreen Co.                        2007/2032
                                                   ----------            -----

           TOTAL/AVERAGE OTHER                      5,257,000             7.54
                                                   ==========            =====

           GRAND TOTAL/AVERAGE                     18,036,000            13.72
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

      In November 2002, your partnership received notice from the tenant of a property located in Stuart, Florida exercising the economic discontinuance provisions of its lease. Under the terms of the notice, the tenant proposed to terminate the lease effective July 11, 2003 and to purchase the property for $631,000, an amount which would have been insufficient to satisfy existing mortgage indebtedness. Your partnership rejected the offer and satisfied the existing first mortgage of approximately $531,000. Your partnership sold the property for a net sales price of approximately $1,800,000 in October 2004. Approximately $1,189,000 of proceeds were used to make principal payments on your partnership's loan with Bank of America and T-Two Partners.

      In January 2004, your partnership sold the property owned by it in Morristown, New Jersey for $36,500,000. After satisfying existing mortgage indebtedness and closing costs, the net sales proceeds were approximately $7,532,000 which was applied to a principal payment on your partnership's loan with Bank of America.

      In January 2004, your partnership sold the multi-tenanted office building owned by it in Dallas, Texas for $13,000,000. After closing costs and adjustments, the net sales proceeds were approximately $11,939,000, $8,954,000 of which was applied to a principal payment on your partnership's loan with Bank of America.

      In 2004, your partnership sold 21 retail properties owned by it and others which were formerly leased to CSK Auto for approximately $4,538,000. After closing costs and adjustments, the net sales proceeds were approximately $4,152,000, approximately $1,459,000 of which was used to pay off debt to T-Two Partners.

      In March 2004, your partnership sold 3 retail properties formerly leased to Key Bancshares of Wyoming for $1,948,000. After closing costs and adjustments, the net sales proceeds were approximately $1,860,000, approximately $1,351,000 of which was used to pay off debt to T-Two Partners and Bank of America.

      In April 2004, your partnership sold a property located in Philadelphia, Pennsylvania for $300,000. After payment of closing costs, your partnership used sale proceeds to pay approximately $83,000 of principal owed to T-Two Partners and approximately $138,000 to Bank of America. The lease on this property had been terminated effective July 1, 2003. The tenant made a $276,576 early termination payment, $160,803 of which was applied to payoff the existing first mortgage indebtedness.

      Also in April 2004, your partnership sold 2 properties owned by it in Aurora, Colorado and Mint Hill, North Carolina for $2,945,000 and $402,000, respectively. After closing costs, your partnership paid approximately $557,000 towards principal on your note owed to T-Two Partners and $1,716,000 on your note to Bank of America. The Aurora, Colorado property had formerly been leased to Alberston's Inc. and your partnership had previously rejected an offer by Alberston's to purchase the property pursuant to the economic discontinuance provisions of the lease.

      In May 2004, your partnership sold a property located in Champaign, Illinois to Lucky Stores, Inc. Lucky Stores, Inc. was the tenant at the property and exercised their option to purchase the property pursuant to the lease. The purchase price was approximately $879,000. Your partnership also received a $942,189 lease termination payment. Your partnership used approximately $782,000 to pay down your loan with T-Two Partners and $212,000 to pay down your loan with Bank of America.

      On July 29, 2004, your partnership sold 25 properties to Vornado Realty Trust, a limited partner in your partnership and an affiliate of your partnership's general partner, for a sales price of $63,800,000. The price paid by Vornado Realty Trust was in excess of an offer received from an unaffiliated third party. Your partnership used sales proceeds of $31,541,000 to pay off contract right debt of which approximately $31,016,000 was paid to T-Two Partners and approximately $23,733,000 to pay down the note payable to Bank of America.

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

      Your partnership currently anticipates making regular quarterly distributions in respect of your partnership's operations as well as special distributions in respect of future property sales. However, future distributions are dependent upon many factors, including your partnership's earnings, capital requirements, property sales, financial condition and available cash flow. In this regard, your partnership's Bank of America loan requires your partnership to maintain liquid assets of at least $5,000,000 and a minimum consolidated net worth equal to $500,000,000 during the initial loan term and up to $550,000,000 during the last extended term. In addition, under the terms of the loan, your partnership is prohibited from making distributions if its unconsolidated debt service coverage ratio falls below 1.75 during the initial period of the loan or
2.0 during the extension periods. These and other restrictions relating to the Bank of America loan that are discussed above under "ITEM 1. BUSINESS - Description of Indebtedness" could impact your partnership's ability to make distributions in the future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2004, 2003 and 2002 reflects a restatement for the change in restricted cash of ($3,068,000), $2,961,000 and ($8,109,000) to adjust as provided by investing activities.

Liquidity and Capital Resources

      At December 31, 2004 your partnership owned an interest in 188 Newkirk properties and limited partnership interests in seven partnerships which own 22 properties whose operations are consolidated for financial reporting purposes. Almost all of the properties are leased to one or more tenants pursuant to net leases. Approximately 90% of the original lease terms expire between 2005 and 2009. There are three properties which are vacant and not leased which represent approximately 245,000 square feet of your partnership's Newkirk properties. The remaining 17,791,000 square feet or 98.6% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by eight other partnerships.

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

      The level of liquidity based on cash and cash equivalents experienced a $11,386,000 decrease at December 31, 2004 as compared to December 31, 2003. The decrease was due to net cash provided by operating activities of $154,440,000 and net cash provided by investing activities of $92,035,000, which were more than offset by net cash used in financing activities of $257,861,000. Net cash provided by investing activities included $98,771,000 of net proceeds from disposal of real estate, which were partially offset by land acquisitions of $2,557,000, an increase in restricted cash of $3,068,000 and investments in limited partnership interests of $1,111,000. Net cash used in financing activities consisted primarily of mortgage loan and contract right mortgage loan payoffs of $48,350,000, principal payments on mortgage, contract right and notes payable of $152,813,000 and partner distributions of $46,106,000. At December 31, 2004, your partnership had $29,533,000, of which $8,216,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

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
                                   ==========      ==========      ==========      ==========      ==========

Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Bank of America, T-Two Partners obtained a $316,526,573 loan from Bank of America. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. The T-Two Loan is secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the T-Two Loan to Bank of America. Currently, your partnership believes it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercises the purchase option described below. There are no amounts that have been advanced under the credit line.

      Your partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time before November 24, 2009 or at any other time mutually agreed upon by the parties. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

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

      In January 2004, your partnership sold the property owned by it in Morristown, New Jersey for $36,500,000. After satisfying existing mortgage indebtedness and closing costs, the net sales proceeds were approximately $7,532,000 which was applied to a principal payment on your partnership's loan with Bank of America.

      In January 2004, your partnership sold the multi-tenanted office building owned by it in Dallas, Texas for $13,000,000. After closing costs and adjustments, the net sales proceeds were approximately $11,939,000, $8,954,000 of which was applied to a principal payment on your partnership's loan with Bank of America.

      In 2004, your partnership sold 21 retail properties owned by it and others which were formerly leased to CSK Auto for approximately $4,538,000. After closing costs and adjustments, the net sales proceeds were approximately $4,152,000, approximately $1,459,000 of which was used to pay off debt to T-Two Partners.

      In March 2004, your partnership sold 3 retail properties formerly leased to Key Bancshares of Wyoming for $1,948,000. After closing costs and adjustments, the net sales proceeds were approximately $1,860,000, approximately $1,351,000 of which was used to pay off debt to T-Two Partners and Bank of America.

      In April 2004, your partnership sold a property located in Philadelphia, Pennsylvania for $300,000. After payment of closing costs, your partnership used sale proceeds to pay approximately $83,000 of principal owed to T-Two Partners and approximately $138,000 to Bank of America. The lease on this property had been terminated effective July 1, 2003. The tenant made a $276,576 early termination payment, $160,803 of which was applied to payoff the existing first mortgage indebtedness.

      Also in April 2004, your partnership sold 2 properties owned by it in Aurora, Colorado and Mint Hill, North Carolina for $2,945,000 and $402,000, respectively. After closing costs, your partnership paid approximately $557,000 towards principal on your note owed to T-Two Partners and $1,716,000 on your note to Bank of America. The Aurora, Colorado property had formerly been leased to Alberston's Inc. and your partnership had previously rejected an offer by Alberston's to purchase the property pursuant to the economic discontinuance provisions of the lease.

      In May 2004, your partnership sold a property located in Champaign, Illinois to Lucky Stores, Inc. Lucky Stores, Inc. was the tenant at the property and exercised their option to purchase the property pursuant to the lease. The purchase price was approximately $879,000. Your partnership also received a $942,189 lease termination payment. Your partnership used approximately $782,000 to pay down your loan with T-Two Partners and $212,000 to pay down your loan with Bank of America.

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

Rental Income

      Rental income decreased by $12,701,000 or approximately 5% to $246,062,000 for the year ended December 31, 2004 from $258,763,000 for the year ended December 31, 2003. The decrease was primarily due to lower rental income resulting from property sales and lease renewals at rates that are lower than the primary term rates. Leased square footage at December 31, 2004 and 2003 is approximately 99%.

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

Management Fee Income

      Management fee income decreased by $86,000 or approximately 21% to $332,000 for the year ended December 31, 2004 from $418,000 for the year ended December 31, 2003. The decrease is attributable to fewer properties under management.

Interest Expense and Gain (Loss) from the Early Extinguishment of Debt

      Interest expense and gain (loss) from the early extinguishment of debt decreased by $13,832,000 or approximately 13% to $88,971,000 for the year ended December 31, 2004 compared to $102,803,000 for the year ended December 31, 2003. The decrease was primarily due to loan payoffs of $48,350,000, normal scheduled principal payments of $109,785,000 and payments on the note payable to Bank of America of $43,028,000 and assumption of debt on a sold property of $28,460,000.

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

Amortization Expense

      Amortization expense decreased by $1,934,000 or approximately 41% to $2,796,000 for the year ended December 31, 2004 as compared to $4,730,000 for the year ended December 31, 2003. The decrease in amortization expense is primarily the result of the refinancing of the Bank of America debt.

Ground Rent

      Ground rent expense increased by $16,000 to $3,067,000 for the year ended December 31, 2004 as compared to $3,051,000 for the year ended December 31, 2003. The increase in ground rent expense is primarily the result of increases in ground rent rates for two partnerships.

State and Local Taxes

      State and local tax expense increased by $621,000 or approximately 82% to $1,379,000 for the year ended December 31, 2004 compared to $758,000 for the year ended December 31, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

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

Management Fee Income

      Management fee income decreased by $344,000 or approximately 45% to $418,000 for the year ended December 31, 2003 from $762,000 for the year ended December 31, 2002. The decrease is attributable to fewer properties under management.

Interest Expense and Gain (Loss) from the Early Extinguishment of Debt

      Interest expense and gain (loss) from the early extinguishment of debt decreased by $4,061,000 or approximately 4% to $102,803,000 for the year ended December 31, 2003 compared to $106,864,000 for the year ended December 31, 2002. The decrease was primarily due to loan payoffs of $266,599,000, normal scheduled principal payments of $120,111,000 and payments on the note payable of $34,110,000 and assumption of debt on a sold property of $94,918,000, which were only partially offset with proceeds from new debt of $262,338,000.

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

Amortization Expense

      Amortization expense increased by $635,000 or approximately 16% to $4,730,000 for the year ended December 31, 2003 as compared to $4,095,000 for the year ended December 31, 2002. The increase in amortization expense is the result of the refinancing of the Bank of America debt which was partially offset by savings from loans which have been paid off.

Ground Rent

      Ground rent expense increased by $56,000 to $3,051,000 for the year ended December 31, 2003 as compared to $2,995,000 for the year ended December 31, 2002. The increase in ground rent expense is the result of the addition of new properties in 2003 partially offset by land purchases made in 2003.

State and Local Taxes

      State and local tax expense decreased by $82,000 or approximately 10% to $758,000 for the year ended December 31, 2003 compared to $840,000 for the year ended December 31, 2002. The decrease is the result of tax savings in the State of New Jersey.

Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships is the result of the January 2003 purchase of equity positions in five new partnerships which are not consolidated with your partnership for financial reporting purposes.

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

      Recently Issued Accounting Standards. In December of 2004, the FASB issued SFAS No.153, "Exchange of Nonmonetary Assets - An Amendment of APB Opinion 29." The amendments made by SFAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaced it with a broader exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Your partnership does not believe the adoption of SFAS No.153 will have a material impact on your partnership's consolidated financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership has not completed the process of evaluating the impact that will result from the adoption of the consensus in EITF 04-5 on the Partnership's consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements" under "ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, your partnership carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of your general partner's manager, as well as other key members of your partnership's management, of the effectiveness of your partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective, as of the end of the period covered by this report, solely because of the restatement described in Note 13 of the consolidated financial statements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF LIMITED PARTNERSHIP INTERESTS

      In April 2004, the Partnership exercised an option to purchase from the Newkirk Group additional limited partnership interests in two partnerships that own net leased properties in exchange for 15,539 units. Additional information on this transaction is contained in Item 7 of Amendment No. 3 to our Form 10 under the heading "Acquisition of Limited Partnership Interests" which is incorporated herein by reference.

MORTGAGE INDEBTEDNESS AND OTHER INDEBTEDNESS

      Members of the Newkirk Group own approximately 53% of the second mortgage indebtedness encumbering properties owned by your partnership in El Segundo, California. During 2004, your partnership incurred approximately $715,000 of interest expense on this mortgage indebtedness, $66,000 of which was paid to members of the Newkirk Group and the balance of which was added to the principal balance of the mortgage indebtedness. At December 31, 2004, your partnership owed approximately $15,232,000 on the second mortgage to members of the Newkirk Group.

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

*  10.3           Put-Call Option Agreement, dated as of January 1, 2002, by and among The Newkirk Master Limited Partnership,, NK-CR
                  Holdings LLC and Holdings Subsidiary LLC.

*  10.4           Asset Management Agreement dated as of January 1, 2002, by and between Newkirk Asset Management LLC and Winthrop
                  Financial Associates.

*  10.5           Loan Agreement, dated January 30, 2002, among The Newkirk
                  Master Limited Partnership and Bank of America and the lenders party thereto.

*  10.6           Promissory Note, dated as of January 30, 2002, by The Newkirk
                  Master Limited Partnership in favor of Bank of America.

*  10.7           Security Agreement, dated as of January 30, 2002, between The
                  Newkirk Master Limited Partnership and Bank of America.

*  10.8           Ownership Interest Pledge and Security Agreement, dated as of
                  January 30, 2002, from The Newkirk Master Limited
                  Partnership, Newkirk GP Holding LLC and General Partners of
                  Participating Limited Partnerships to Bank of America.

*  10.9           Ownership Interest Pledge and Security Agreement, dated as of
                  January 30, 2002, from The Newkirk Master Limited Partnership to Bank of America.

*  10.10          Ownership Interest Pledge and Security Agreement, dated as of
                  January 30, 2002, from The Newkirk Master Limited Partnership to Bank of America.

*  10.11          Ownership Interest Pledge and Security Agreement, dated as of
                  January 30, 2002, from The Newkirk Master Limited Partnership to Bank of America.

** 10.12 Indemnity Agreement, dated as of January 30, 2002, among Newkirk NL Holdings, LLC, Newkirk MLP Corp., Vornado Realty, L.P., Vornado Newkirk, LLC, VNK Corp., Apollo Real Estate Fund III, L.P., The Newkirk Master Limited Partnership and Bank of America.

*** 10.13         Master Loan Agreement, dated November 24,2003, among The
                  Newkirk Master Limited Partnership, T-Two Partners, L.P., and
                  Bank of America and the lender's party thereto.

*** 10.14         Master Promissory Note, dated as of November 24, 2003, by The
                  Newkirk Master Limited Partnership in favor of Bank of
                  America.

*** 10.15         Security Agreement, dated as of November 24, 2003, between
                  The Newkirk Master Limited Partnership and Bank of America.

*** 10.16         Ownership Interest Pledge and Security Agreement, dated as of
                  November 24, 2003, from The Newkirk Master Limited
                  Partnership, Newkirk GP Holding LLC and General Partners of certain Limited Partnerships Bank of America.

Exhibit No.                         Description
-----------                         -----------

*** 10.17         Ownership Interest Pledge and Security Agreement (GMAC
                  Partnerships), dated as of November 24, 2003, from The
                  Newkirk Master Limited Partnership to Bank of America.

*** 10.18         Ownership Interest Pledge and Security Agreement
                  (Subsidiaries), dated as of November 24, 2003, from The
                  Newkirk Master Limited Partnership to Bank of America.

*** 10.19         Ownership Interest Pledge and Security Agreement (Finco and
                  Capital), dated as of November 24, 2003, from The Newkirk
                  Master Limited Partnership to Bank of America.

*** 10.20         Amended and Restated Indemnity Agreement, dated as of
                  November 24, 2003, among Newkirk NL Holdings, LLC, Newkirk
                  MLP Corp., Vornado Realty, L.P., Vornado Newkirk, LLC, VNK
                  Corp., Apollo Real Estate Fund III, L.P., The Newkirk Master
                  Limited Partnership and Bank of America.

*** 10.21         Guaranty from The Newkirk Master Limited Partnership to Bank of America.

**** 10.22        Amended Stipulation of Settlement of Albert McCall, et. al.,
                  v. Newkirk Capital LLC, et al.

***** 14          Code of Ethics.

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

Dated: August 4, 2005

                                          THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                          By: MLP GP LLC, its General Partner

                                          By: Newkirk MLP Corp., its Manager


                                          By:    /s/ Michael L. Ashner
                                                 -------------------------------
                                          Name:  Michael L. Ashner
                                          Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                                    Title                                        Date
         ---------                                    -----                                        ----

By: /s/ Michael L. Ashner           Chief Executive Officer of the Manager of the              August 4, 2005
    ---------------------------     General Partner of the Registrant
    Michael L. Ashner


By: /s/ Thomas Staples              Chief Financial Officer of the Manager of the              August 4, 2005
    ---------------------------     General Partner of the Registrant
    Thomas Staples

Item 8. Financial Statements and Supplementary Data

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS OF AND FOR THE YEARS ENDED
    DECEMBER 31, 2004, 2003 AND 2002                                                                             F - 1

FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2004 and 2003 (as restated)                                          F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002                       F - 3

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2004, 2003 and 2002                 F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 (as restated)    F - 5 to F - 7

Notes to Consolidated Financial Statements (as restated for Note 13)                                        F - 8 to F - 33

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

As discussed in Note 13, the accompanying consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004 have been restated.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed under Item 15. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2005
(July 25, 2005 as to the
effects of the restatement
discussed in Note 13)

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003
                        (In thousands, except unit data)

                                                                                          December 31,
                                                                                      2004            2003
                                                                                   -----------     -----------
ASSETS                                                                             (As Restated - See Note 13)
Real estate investments:
      Land                                                                         $    32,172     $    37,674
      Land estates                                                                      43,997          45,204
      Buildings and improvements                                                     1,502,013       1,572,552
                                                                                   -----------     -----------

         Total real estate investments                                               1,578,182       1,655,430

      Less accumulated depreciation and amortization                                  (545,385)       (526,193)
                                                                                   -----------     -----------

         Real estate investments, net                                                1,032,797       1,129,237

Real estate held for sale, net of accumulated depreciation of
      $9,713 and $16,691                                                                27,536          59,481

Cash and cash equivalents                                                               21,317          32,703
Restricted cash                                                                          8,216           5,148
Receivables (including $8,687 and $8,491 from related parties)                          68,661          66,981
Deferred rental income receivable                                                       27,052          30,864
Equity investments in limited partnerships                                              11,107           8,492
Deferred financing costs, net of accumulated amortization
      of $34,991 and 29,638                                                             15,072          22,993
Other assets (including $10,111 and $9,800 from related parties)                        25,127          27,240
Other assets of discontinued operations                                                    244             955
                                                                                   -----------     -----------

         Total Assets                                                              $ 1,237,129     $ 1,384,094
                                                                                   ===========     ===========

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes payable (including $14,871 and $14,237
      to a related party)                                                          $   478,939     $   602,919
Note payable                                                                           165,328         208,356
Contract right mortgage notes payable (including $178,529
      and $208,385 to related parties)                                                 263,072         292,956
Accrued interest payable (including $71,279 and $87,996 to related parties)            102,141         121,250
Accounts payable and accrued expenses                                                    3,758          15,427
Liabilities of discontinued operations                                                  17,497          40,769
                                                                                   -----------     -----------

         Total Liabilities                                                           1,030,735       1,281,677

Contingencies

Minority interests                                                                       2,609           3,553
Partners' equity (6,314,458 and 6,319,391 limited partnership units outstanding
      at December 31, 2004 and 2003, respectively)                                     203,785          98,864
                                                                                   -----------     -----------

         Total Liabilities, Minority Interests and Equity                          $ 1,237,129     $ 1,384,094
                                                                                   ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (In thousands, except per unit data)

                                                                        December 31,    December 31,    December 31,
                                                                            2004            2003            2002
                                                                        ------------    ------------    ------------
Revenue:
      Rental income                                                     $   246,062     $   258,763     $   247,841
      Interest income                                                         3,134           2,972           3,283
      Management fees                                                           332             418             762
                                                                        -----------     -----------     -----------

         Total revenue                                                      249,528         262,153         251,886
                                                                        -----------     -----------     -----------

Expenses:
      Interest (including $23,511, $11,306 and $8,620 to
         related parties, respectively)                                      88,981         102,775         112,593
      (Gain) loss from early extinguishment of debt                             (10)             28          (5,729)
      Depreciation                                                           36,044          36,067          25,990
      General and administrative (including $1,882, $1,843 and
          $1,800 to a related party, respectively)                            3,765           8,818           6,516
      Amortization                                                            2,796           4,730           4,095
      Ground rent                                                             3,067           3,051           2,995
      State and local taxes                                                   1,379             758             840
                                                                        -----------     -----------     -----------

         Total expenses                                                     136,022         156,227         147,300
                                                                        -----------     -----------     -----------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest        113,506         105,926         104,586

      Equity in income from investments in limited partnerships               2,662           2,054              --
      Minority interest                                                     (18,226)        (18,077)        (10,695)
                                                                        -----------     -----------     -----------

Income from continuing operations                                            97,942          89,903          93,891
                                                                        -----------     -----------     -----------

Discontinued operations:
      Income from discontinued operations                                     3,581          27,307          29,954
      Impairment loss                                                       (13,065)         (1,560)             --
      Gain (loss) from disposal of real estate                               49,350          29,514            (983)
                                                                        -----------     -----------     -----------

         Income from discontinued operations                                 39,866          55,261          28,971
                                                                        -----------     -----------     -----------

Net income                                                              $   137,808     $   145,164     $   122,862
                                                                        ===========     ===========     ===========

Income from continuing operations per limited partnership unit          $     15.50     $     14.20     $     15.34
Income from discontinued operations per limited partnership unit               6.31            8.73            4.74
                                                                        -----------     -----------     -----------

Net income per limited partnership unit                                 $     21.81     $     22.93     $     20.08
                                                                        ===========     ===========     ===========

Distributions per limited partnership unit                              $      7.30     $      5.52     $     32.16
                                                                        ===========     ===========     ===========

Weighted average limited partnership units                                6,317,753       6,329,204       6,119,942
                                                                        ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (In thousands, except unit data)

                                                    Limited
                                                  Partnership         Partners'
                                                     Units             Equity
                                                  -----------        ----------

Equity contributions                               6,121,990         $   61,949

Minority interest charge                                  --              6,147

Distributions                                             --           (196,880)

Limited partner buyouts                               (5,412)              (182)

Net income                                                --            122,862
                                                  ----------         ----------

Balance at December 31, 2002                       6,116,578             (6,104)

Acquisition of entities under common control         317,813            (13,637)

Minority interest charge                                  --             12,109

Distributions                                             --            (34,731)

Limited partner buyouts                             (115,000)            (3,937)

Net income                                                --            145,164
                                                  ----------         ----------

Balance at December 31, 2003                       6,319,391             98,864

Equity contributions                                  15,539                836

Minority interest charge                                  --             13,101

Distributions                                             --            (46,106)

Limited partner buyouts                              (20,472)              (718)

Net income                                                --            137,808
                                                  ----------         ----------

Balance at December 31, 2004                       6,314,458         $  203,785
                                                  ==========         ==========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                             For the Years Ended December 31,
                                                                             2004          2003          2002
                                                                           ---------     ---------     ---------
                                                                                (As Restated - See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                          $ 137,808     $ 145,164     $ 122,862
           Adjustments to reconcile net income to net cash provided
              by operating activities:
              Amortization of deferred costs and land estates                 10,220        13,889         9,819
              Depreciation expense                                            36,823        40,339        34,023
              (Gain) loss on disposal of real estate                         (49,350)      (29,514)          983
              Net (gain) loss from early extinguishment of debt                6,269        (8,705)       (6,282)
              Impairment loss                                                 13,065         1,560            --
              Minority interest expense                                       18,462        18,858        10,685
              Equity in undistributed earnings of limited partnership         (2,273)       (1,562)           --

       Changes in operating assets and liabilities:
           Increase in receivables and deferred rental income                 (1,987)      (10,714)       (1,100)
           (Decrease) increase in accounts payable and accrued expenses       (5,238)        3,344       (16,698)
           Decrease in accrued interest-mortgages
              and contract rights                                            (10,819)      (13,613)      (13,276)
           Decrease in other assets                                            1,460         1,871         5,044
                                                                           ---------     ---------     ---------

                 Net cash provided by operating activities                   154,440       160,917       146,060
                                                                           ---------     ---------     ---------

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)
                                   (Continued)

                                                                               For the Years Ended December 31,
                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
                                                                                 (As Restated - See Note 13)
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash related to formation of partnership                              $      --     $      --     $  10,776
      Land additions                                                           (2,557)       (2,518)       (2,904)
      (Increase) decrease in restricted cash                                   (3,068)        2,961        (8,109)
      Net proceeds from disposal of real estate                                98,771        61,491         3,208
      Cash related to previously unconsolidated limited partnerships               --           650            --
      Investments in limited partnership interests                             (1,111)       (1,307)           --
                                                                            ---------     ---------     ---------

              Net cash provided by investing activities                        92,035        61,277         2,971
                                                                            ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments to satisfy notes payable                                            --      (253,281)      (24,153)
      Payments to satisfy mortgage notes                                      (12,180)       (7,265)     (115,537)
      Payments to satisfy contract right mortgage notes
        and accrued interest                                                  (36,170)       (6,053)      (52,619)
      Principal payments of mortgage notes                                   (109,776)     (119,541)     (104,640)
      Principal payments of notes payable                                     (43,028)      (34,110)      (20,123)
      Principal payments of contract right mortgage notes                          (9)         (570)       (1,090)
      Proceeds from new debt                                                       --       262,338       411,403
      Mortgage prepayment penalties                                              (326)         (400)       (4,710)
      Distributions to partners                                               (46,106)      (34,731)     (196,880)
      Limited partner redemptions                                                (718)       (3,937)         (182)
      Distributions to minority interests                                      (9,715)       (8,734)       (4,261)
      Deferred financing costs                                                    167        (8,550)      (10,896)
                                                                            ---------     ---------     ---------

              Net cash used in financing activities                          (257,861)     (214,834)     (123,688)
                                                                            ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents                          (11,386)        7,360        25,343

Cash and Cash Equivalents at Beginning of Year                                 32,703        25,343            --
                                                                            ---------     ---------     ---------

Cash and Cash Equivalents at End of Year                                    $  21,317     $  32,703     $  25,343
                                                                            =========     =========     =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for state and local taxes$                                      1,353     $   1,072     $     542
                                                                            =========     =========     =========
      Cash paid for interest                                                $ 104,021     $ 124,342     $ 174,488
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

      (ii)  Other Assets:

            (a) Limited partnership interests in (i) seven consolidated partnerships ("Consolidated Partnerships") which represent between 32.1% and 68.68% of the partnership's operating interest and (ii) nine unconsolidated partnerships ("Unconsolidated Partnerships") which represent between .7% and 45.29%.

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

            (d) A note receivable from Administrator LLC, a 49.99% owner of Newkirk Capital LLC.

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Interest Rate Protection Agreements

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires the recording of all derivative instruments as either assets or liabilities depending on the rights and obligations under the contracts. Derivative instruments are measured at fair value, with the resulting gain or loss being recognized either in earnings or equity in the period of change, depending on whether the contract is designated as a hedge or not. The Partnership invests in interest rate caps in order to cap the maximum interest rate payable on its variable rate debt. The interest rate caps are not designated as hedging instruments, and are measured at fair value, with the resulting gain or loss being recognized in interest expense in the period of change.

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Deferred Financing Costs

      Deferred financing costs consists primarily of fees paid in connection with the financing of the Partnership's properties and are deferred and amortized over the terms of the related agreements on a straight line basis which approximates the effective interest method as a component of interest expense.

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

      Revenue Recognition

      The Partnership's lease agreements are operating leases and generally provide for varying rents over the lease terms. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. Deferred rental income recorded amounted to $27.1 million and $30.9 million for the Partnership at December 31, 2004 and 2003, respectively.

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

      Fair Value of Financial Instruments

      Financial instruments held by the Partnership include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the Partnership's contract right mortgage notes payable, including those in discontinued operations, is

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      approximately $356.7 million, which is $9.3 million less than the aggregate carrying amount at December 31, 2004. The fair value of the Partnership's interest rate cap is approximately $0.3 million and is included in deferred costs at December 31, 2004. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Partnerships' financial instruments.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

      Recently Issued Accounting Standards

      In December of 2004, the FASB issued SFAS No.153, "Exchange of Nonmonetary Assets - An Amendment of APB Opinion 29." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe the adoption of SFAS No.153 will have a material impact on the Partnership's consolidated financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership has not completed the process of evaluating the impact that will result from the adoption of the consensus in EITF 04-5 on the Partnership's consolidated financial statements.

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
                                                ============

      Three tenants accounted for approximately 38%, 36% and 38% of the aggregate rental revenues from continuing operations of the Partnership in 2004, 2003 and 2002, respectively.

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

      An aggregate of $478.9 million as of December 31, 2004 in indebtedness under the mortgage notes mature at various dates from 2005 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 5.0% to 10.4%, with a weighted average interest rate of 8.1% at December 31, 2004. Interest rates on the mortgages ranged from 4.2% to 11.3% with a weighted average interest rate of 8.0% at December 31, 2003.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

      The contract right mortgage notes aggregating $263.1 million as of December 31, 2004 mature at various dates from 2008 to 2024. The Partnership has the option to prepay some of these mortgage notes at a discount. All of the contract right mortgages are prepayable at any time without premium or penalty subject to the prior or simultaneous satisfaction of the underlying first mortgage loans. Interest rates ranged from 8.11% to 13.9%, with a weighted average interest rate of 10.7% at December 31, 2004. Interest rates ranged from 8.11% to 16.25%, with a weighted average interest rate of 10.3% at December 31, 2003.

      Mortgage notes payable and contract right mortgage notes payable aggregating approximately $1.1 billion and accrued interest thereon were assumed as part of the Exchange. These notes were recorded at their fair value as of the various dates of acquisition. This accounting method resulted in recorded interest expense that was $5.5 million, $3.8 million and $4.0 million greater than the contractual interest expense for the years ended December 31, 2004, 2003 and 2002, respectively. The effect of utilizing this accounting method was to reduce the balance of mortgage and contract rights notes payable. The cumulative reduction in liabilities related to utilizing this accounting method was $38.7 million and $56.1 million at December 31, 2004 and 2003, respectively.

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

      In connection with the Partnership's refinancings, real estate sales and repayments of mortgage debt during 2004, the Partnership has recognized a net loss from early extinguishment of debt of $6.3 million, which is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $6.0 million, plus mortgage prepayment penalties of $0.3 million. During 2003, the Partnership recognized a net gain from early extinguishment of debt of $8.7 million, which is included in discontinued operations. The net gain from early extinguishment of debt consisted of gains from debt extinguishment of $9.1 million, net of mortgage prepayment penalties of $0.4 million. During 2002, the Partnership recognized a net gain on the early extinguishment of debt of $6.3 million of which $0.5 million is in discontinued operations.

      Scheduled payments of principal at December 31, 2004, for the next five years and thereafter through maturity, are as follows (in thousands):

                                                                     Contract Right
                                 Mortgage             Note              Mortgage          Principal       Accrued
              Year            Notes Payable         Payable           Notes Payable         Total         Interest           Total
      ------------------      -------------       -----------        --------------      -----------     ----------       ----------
      2005                     $    98,397        $         -         $    9,213         $   107,610     $   23,863       $  131,473
      2006                         131,481            165,328             10,244             307,053         13,739          320,792
      2007                          91,720                  -             17,963             109,683          5,579          115,262
      2008                          68,399                  -             21,214              89,613          6,451           96,064
      2009                          34,221                  -             19,609              53,830          5,973           59,803
      Thereafter                    54,721                  -            184,829             239,550         46,536          286,086
                               -----------        -----------         ----------         -----------     ----------       ----------
                               $   478,939        $   165,328         $  263,072         $   907,339     $  102,141       $1,009,480
                               ===========        ===========         ==========         ===========     ==========       ==========

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

      The equity investments in limited partnerships consists of the following (in thousands):

                                                            2004         2003
                                                          --------     --------

      Balance, beginning of year                          $  8,492     $     --
      Investments in limited partnerships                      342        6,930
      Equity in income of limited partnerships               2,662        2,054
      Distributions from limited partnerships                 (389)        (492)
                                                          --------     --------

      Balance, end of year                                $ 11,107     $  8,492
                                                          ========     ========

      The partnership has paid a premium for its allocable share of the underlying limited partnerships which is being amortized into the equity income of the limited partnerships. The amortization expense amouted to $126, $42 and $0 for the years ended December 31, 2004, 2003 and 2002 respectively.

      The limited partnerships condensed combined statements of operations for the years ended December 31, 2004 and 2003 and condensed combined balance sheets as of December 31, 2004 and 2003 are as follows (in thousands):

                                                     Year Ended     Year Ended
                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
                                                             (Unaudited)

      Condensed Statements of Operations:

      Rental revenue and interest income               $26,571        $26,528

      Interest expense                                  11,051         12,052

      Administrative expenses                               77             54

      Depreciation expense                               3,501          3,400

      Amortization expense                                 525            525
                                                       -------        -------

      Net income                                       $11,417        $10,497
                                                       =======        =======

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

                                                      December 31,  December 31,
                                                          2004          2003
                                                       ---------     ---------
                                                             (Unaudited)

      Condensed Balance Sheets:

      Cash                                             $   1,690     $   1,681
      Real estate, net                                    84,598        87,066
      Other assets                                         3,318         3,709
                                                       ---------     ---------

      Total assets                                     $  89,606     $  92,456
                                                       =========     =========

      Accounts payable and other liabilities           $   1,920     $   2,355
      Mortgages payable                                  110,399       123,491
      Partners' deficit                                  (22,713)      (33,390)
                                                       ---------     ---------

      Total liabilities and partners' deficit          $  89,606     $  92,456
                                                       =========     =========

Note 6 - RELATED PARTY TRANSACTIONS

      WFA, an affiliate of the Newkirk Group, performs asset management services for the Partnership and received a fee of $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      The Partnership provides certain asset management, investor and administrative services to some of the Unconsolidated Partnerships and the Other Partnerships. Control of the general partners of these partnerships was acquired by Partnership. The Partnership earned $0.3 million, $0.4 million and $0.8 million of management fees for these services for the years ended December 31, 2004, 2003 and 2002, respectively. The Partnership had receivables for management fees of $0.9 million and $1.1 million due from these partnerships at December 31, 2004 and 2003, respectively.

      The Partnership had a loan receivable and accrued interest of $0.2 million at December 31, 2002 and earned interest income of $0.2 million for the year ended December 31, 2002 from Cenland Associates Limited Partnership, one of the Other Partnerships. In February 2003, the Partnership received the remaining amount due on this loan.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes 29 first mortgage loans encumbering 61 Partnership properties and 1 other property controlled by affiliates

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

      of the general partner. The Partnership's ownership interest, net of discount, ammounted to $10.1 million and $9.8 million at December 31, 2004 and 2003, respectively, and the Partnership earned interest income of $1.2 million per year for the years ended December 31, 2004, 2003 and 2002 related to this ownership interest.

      Affiliates and executives of the Newkirk Group owned $17.3 million of a $145.2 million Real Estate Mortgage Investment Conduit ("REMIC") which was secured by the contract rights payable. The affiliates and executives of the Newkirk Group earned $2.2 million and $2.5 million of interest income during 2003 and 2002. The affiliates and executives were repaid in 2003 when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

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

      The Partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in the Partnership to be determined at the time of exercise based on an agreed-upon formula. The Partnership and the owners of T-Two Partners modified the Partnership's option in certain respects. First, the option can now be exercised by the Partnership at any time between November 24, 2006 and November 24, 2009. Second, the purchase price is payable in cash rather than units in the Partnership. Finally, the formula for determining the purchase price payable by the Partnership if it exercises the option has been revised in a manner that the Partnership's general partner believes to be significantly more favorable to the Partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

      second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

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

      The Partnership has determined that T-Two Partners is a VIE, but that the Partnership is not the primary beneficiary of the VIE and therefore is not consolidated.

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

      On July 29, 2004, the Partnership sold 25 properties for a combined net sales price of $63.8 million to Vornado, which is a limited partner in the Partnership and an affiliate of the Partnership's general partner. After satisfying existing mortgage debt of $31.5 million, the net sales proceeds were approximately $32.3 million. The Partnership recognized a net gain on the sale of these properties of $38.7 million.

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

      In January 2003, the Partnership acquired the land underlying the property owned by one of the partnerships. The land was acquired from a company affiliated with the general partner for $1.0 million, $50,000 of which was paid in cash and the balance in the form of a $950,000 note due September 8, 2008. The note bore interest at the rate of 6.0% per annum, compounded annually, and was payable interest-only until maturity, at which time the full balance of the note was to be due. In October 2003, the note was satisfied by the Partnership from cash reserves. The purchase price for the land sale was determined without arms-length negotiations. An independent appraisal was obtained on the value of the land that was acquired.

      In April and June 2003, the Partnership acquired 30.6% and 46.1%, respectively, of the outstanding limited partnership interests in two Other Partnerships. The partnership interests were acquired for an aggregate cash purchase price of $711,250. The Partnership previously owned 1.5% and 3.8%, respectively, of the outstanding limited partnership interests in these two partnerships. The Partnership controls the general partners of each of these partnerships. The Partnership has consolidated these partnerships in accordance with the guidance provided by Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures".

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

      Discontinued operations for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

                                                     2004         2003         2002
                                                   --------     --------     --------
      Revenue                                      $ 15,321     $ 32,971     $ 62,569

      Expenses                                       (5,461)     (14,397)     (33,168)
      Impairment loss on real estate                (13,065)      (1,560)          --
      Net (loss) gain from early extinguishment
         of debt                                     (6,279)       8,733          553
      Gain (loss) from disposal of real estate       49,350       29,514         (983)
                                                   --------     --------     --------

        Income from discontinued operations        $ 39,866     $ 55,261     $ 28,971
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
                                                        =======    =======

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - INCOME TAXES

      The Partnership's taxable income for 2004 and 2003 differs from net income for financial reporting purposes as follows (in thousands):

                                               2004          2003          2002
                                            ---------     ---------     ---------
      Net income for financial reporting
        purposes                            $ 137,808     $ 145,164     $ 122,862
           Depreciation and amortization       30,472        37,364        23,425
           Interest expense                     4,650        10,219         4,081
           Gain on sale of real estate         42,290        80,517         4,118
           Impairment loss                     13,065         1,560            --
           Other                               (8,538)           85         6,602
           Net loss (gain) from early
             extinguishment of debt             6,269        (4,266)      (10,992)
           Straight-line rent adjustment        5,139        (3,248)       (2,293)
                                            ---------     ---------     ---------

      Taxable income                        $ 231,155     $ 267,395     $ 147,803
                                            =========     =========     =========

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

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the year ended December 31, 2004, management determined that the Partnership's consolidated balance sheets at December 31, 2004 and 2003 and the related consolidated statements of cash flows for each of the three years in the period ended December 31, 2004 should be restated for the following (in thousands):

      1) To reclassify $8,216, $5,148 and $8,109 from cash and cash equivalents to restricted cash, respectively.

      2) To reclassify distributions from limited partnerships from investing activities to operating activities in the amount of $389 and $492.

      Also, the Partnership has changed the presentation of the consolidated statement of cash flows for each of the three years in the period ended and no longer separately discloses the cash flows pertaining to discontinued operations.

                                                     As Previously
                                                       Reported      As Restated
                                                     -------------   -----------
      Balance Sheet at December 31, 2004
      Cash and cash equivalents                         $29,533        $21,317
      Restricted cash                                        --          8,216

      Statement of Cash Flows for the Year Ended
        December 31, 2004
      Net cash provided by operating activities         154,051        154,440
      Net cash provided by investing activities          95,492         92,035

                                                     As Previously
                                                       Reported      As Restated
                                                     -------------   -----------
      Balance Sheet at December 31, 2003
      Cash and cash equivalents                         $37,851        $32,703
      Restricted cash                                        --          5,148

      Statement of Cash Flows for the Year Ended
        December 31, 2003
      Net cash provided by operating activities         160,425        160,917
      Net cash provided by investing activities          58,808         61,277

                                                     As Previously
                                                       Reported      As Restated
                                                     -------------   -----------
      Statement of Cash Flows for the Year Ended
        December 31, 2002
      Net cash provided by investing activities         $11,080        $ 2,971

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                             Mortgage    Contract Right
Continuing Operations:
Office       Little Rock              AR   $    306,196   $     430,337   $   244,068   $        --   $    2,596,681   $       --
Office       Pine Bluff               AR        282,812         349,600        37,723             0        2,997,699            0
Office       Sierra Vista             AR              0               0        20,012             0                0            0
Office       El Segundo               CA     28,260,147               0             0     1,466,543       38,918,858      551,095
Office       Long Beach               CA     42,163,444       7,127,294             0    15,161,774       71,426,082            0
Office       Walnut Creek             CA      2,851,607       2,832,588             0     1,339,403       12,740,691            0
Office       Colorado Spring          CO      4,155,550               0       384,876             0       13,537,369            0
Office       Clinton                  CT      1,282,874               0             0             0        1,470,761            0
Office       Orlando                  FL              0               0             0             0       15,198,784            0
Office       Orlando                  FL      9,113,078       9,074,642     2,015,271             0       39,647,028            0
Office       Columbus                 IN              0      10,813,570             0             0       53,535,792            0
Office       Owensboro                KY     14,162,276               0             0             0       15,716,112            0
Office       Carondelet               LA     13,383,608               0             0             0       11,441,815            0
Office       Tulane                   LA     10,762,326               0             0             0        9,200,848            0
Office       Baltimore                MD              0      53,545,257             0             0      138,489,552            0
Office       Bridgeton                MO        530,388         470,524             0       420,249        3,177,573            0
Office       Carteret                 NJ      5,382,338       1,652,759       482,890             0       10,450,068            0
Office       Elizabeth                NJ      1,196,806       1,000,772       131,054             0        4,761,579      125,000
Office       Morristown               NJ     13,521,257      12,119,523             0             0       61,910,388            0
Office       MorrisTownship           NJ     10,359,363       8,257,347             0             0       35,912,060            0
Office       MorrisTownship           NJ      2,300,894       1,834,020             0             0        7,976,343            0
Office       MorrisTownship           NJ      6,211,595       4,951,201             0             0       21,533,288            0
Office       Plainsboro               NJ        217,836         182,155        23,853             0          866,678       25,000
Office       Las Vegas                NV     19,625,028      10,509,093     1,993,597             0       42,579,675            0
Office       Miamisburg               OH              0       2,531,406             0       702,011        7,922,845            0
Office       Miamisburg               OH              0       1,364,191             0       251,821        6,454,696            0
Office       Toledo                   OH     46,808,386       6,536,878             0             0       95,878,252            0
Office       Allentown                PA      1,007,660               0        29,773             0        4,816,913            0
Office       Johnson City             TN              0       1,548,968       550,046             0        4,569,794            0
Office       Kingport                 TN        730,911         775,116        89,846             0        3,159,093            0
Office       Memphis                  TN     36,929,449      10,876,117        50,183             0       63,296,739      306,467
Office       Memphis                  TN      1,715,021       1,223,028             0       647,569        6,005,774            0
Office       Beaumont                 TX      2,438,258       1,798,513       318,642             0        9,484,884       47,730
Office       Beaumont                 TX     23,953,131       9,255,220             0             0       49,406,412            0
Office       Dallas                   TX      4,124,396       5,301,317       489,985             0       20,059,117      141,576
Office       Garland                  TX              0       2,542,341        60,079     1,676,696       11,406,998      188,162


                                           ----------------------------------------------------------------------------------------
                                            303,776,635     168,903,777     6,921,898    21,666,066      898,547,241    1,385,030
                                           ----------------------------------------------------------------------------------------

Retail       Dothan                   AL        120,207         259,059             0             0        1,622,392            0
Retail       Florence                 AL        910,151         649,053             0       343,661        3,187,227            0
Retail       Huntsville               AL              0         583,816             0             0        2,834,566            0

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------


$   244,068   $        --      $ 2,596,681   $    2,840,749   $    818,466    1/1/2002      40 yrs
     37,723             0        2,997,699        3,035,422      1,246,646    1/1/2002      40 yrs
     20,012             0                0           20,012              0    1/1/2002
    551,095     1,466,543       38,918,858       40,936,496     14,999,215    1/1/2002   26-40 yrs
          0    15,161,774       71,426,082       86,587,856     34,194,621    1/1/2002   27-40 yrs
          0     1,339,403       12,740,691       14,080,094      5,371,068    1/1/2002   27-40 yrs
    384,876             0       13,537,369       13,922,245      4,716,037    1/1/2002   38-40 yrs
          0             0        1,470,761        1,470,761        112,023    1/1/2003   20-40 yrs
          0             0       15,198,784       15,198,784      5,749,199    1/1/2002   38-40 yrs
  2,015,271             0       39,647,028       41,662,299     14,620,193    1/1/2002   38-40 yrs
          0             0       53,535,792       53,535,792     12,030,124    1/1/2002   38-40 yrs
          0             0       15,716,112       15,716,112      1,253,665    1/1/2003   20-40 yrs
          0             0       11,441,815       11,441,815      1,064,957    1/1/2003   20-40 yrs
          0             0        9,200,848        9,200,848        856,377    1/1/2003   20-40 yrs
          0             0      138,489,552      138,489,552     58,610,907    1/1/2002   14-40 yrs
          0       420,249        3,177,573        3,597,822      1,545,599    1/1/2002   25-40 yrs
    482,890             0       10,450,068       10,932,958      3,652,238    1/1/2002   38-40 yrs
    256,054             0        4,761,579        5,017,633      1,664,751    1/1/2002   38-40 yrs
          0             0       61,910,388       61,910,388     26,878,073    1/1/2002   20-40 yrs
          0             0       35,912,060       35,912,060     11,694,807    1/1/2002   20-40 yrs
          0             0        7,976,343        7,976,343      2,597,506    1/1/2002   20-40 yrs
          0             0       21,533,288       21,533,288      7,012,342    1/1/2002   20-40 yrs
     48,853             0          866,678          915,531        303,009    1/1/2002   38-40 yrs
  1,993,597             0       42,579,675       44,573,272      8,547,357    1/1/2002   38-40 yrs
          0       702,011        7,922,845        8,624,856      4,332,133    1/1/2002   22-40 yrs
          0       251,821        6,454,696        6,706,517      2,875,813    1/1/2002   22-40 yrs
          0             0       95,878,252       95,878,252     35,865,822    1/1/2002   38-40 yrs
     29,773             0        4,816,913        4,846,686      2,305,748    1/1/2002      40 yrs
    550,046             0        4,569,794        5,119,840        946,675    1/1/2002   38-40 yrs
     89,846             0        3,159,093        3,248,939        961,846    1/1/2002   38-40 yrs
    356,650             0       63,296,739       63,653,389     15,950,245    1/1/2002   38-40 yrs
          0       647,569        6,005,774        6,653,343      2,557,639    1/1/2002   27-40 yrs
    366,372             0        9,484,884        9,851,256      3,473,394    1/1/2002   38-40 yrs
          0             0       49,406,412       49,406,412      8,204,549    1/1/2002   38-40 yrs
    631,561             0       20,059,117       20,690,678      9,694,012    1/1/2002   38-40 yrs
    248,241     1,676,696       11,406,998       13,331,935      4,083,692    1/1/2002   29-40 yrs


--------------------------------------------------------------------------
  8,306,928    21,666,066      898,547,241      928,520,235    310,790,748
--------------------------------------------------------------------------

          0             0        1,622,392        1,622,392        739,170    1/1/2002      40 yrs
          0       343,661        3,187,227        3,530,888      1,357,323    1/1/2002   27-40 yrs
          0             0        2,834,566        2,834,566      1,291,657    1/1/2002   38-40 yrs

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                             Mortgage    Contract Right
Retail       Huntsville               AL        492,627         531,500             0             0        2,417,739            0
Retail       Montgomery               AL        578,710         624,377       269,635             0        2,840,225            0
Retail       Montgomery               AL         65,022         239,205             0             0        1,463,512            0
Retail       Tuscaloosa               AL         43,661         253,034             0             0        1,238,855            0
Retail       Bisbee                   AZ        714,914         339,456             0       333,266        2,127,157            0
Retail       Mesa                     AZ              0               0        45,834             0                0            0
Retail       Phoenix                  AZ              0               0        47,943             0                0            0
Retail       Springdale               AZ              0               0             0             0                0        3,670
Retail       Tucson                   AZ        816,227         387,562             0       380,494        2,428,605            0
Retail       Tucson                   AZ              0               0        48,430             0                0            0
Retail       Beaumont                 CA              0               0             0             0                0        3,830
Retail       Blythe                   CA              0               0             0             0                0        3,797
Retail       Corona                   CA        343,006         201,862             0       121,144        1,014,368            0
Retail       Downey                   CA        336,636         585,297       327,365             0        2,104,623            0
Retail       El Toro                  CA              0         290,702       141,727       319,982          285,471            0
Retail       Huntington Beach         CA        444,163       1,086,549       421,465             0        2,867,999            0
Retail       Indio                    CA        300,914         177,090             0       106,278          889,906            0
Retail       Lancaster                CA        429,728       1,051,235       407,766             0        2,774,789            0
Retail       Livermore                CA              0         519,248       138,725             0        2,903,113       41,717
Retail       Lomita                   CA        271,247         471,657             0       287,131        1,746,370            0
Retail       Loveland                 CA              0               0        18,581             0                0            0
Retail       Mammoth Lake             CA        976,202       1,234,214             0       700,534        4,857,298            0
Retail       Morgan Hill              CA              0         170,961        83,350       188,181          167,891            0
Retail       Pasadena                 CA              0               0        18,226             0                0            0
Retail       Pinole                   CA      1,609,002         426,706             0       190,365        3,930,655            0
Retail       Pleasanton               CA      5,988,751       1,077,582       480,348             0       13,118,825            0
Retail       Redlands                 CA              0         149,507        72,890       164,566          146,822            0
Retail       Rialto                   CA              0               0        14,673             0                0            0
Retail       San Diego                CA              0       3,405,562             0             0       15,656,895            0
Retail       San Dimas                CA              0               0        15,713             0                0            0
Retail       Santa Monica             CA      4,263,674         917,220       445,955             0        7,050,333            0
Retail       Santa Rosa               CA              0         207,862        48,484             0          931,273       20,590
Retail       Simi Valley              CA        609,586         497,668             0             0        2,778,433            0
Retail       Simi Valley              CA              0               0        16,828             0                0            0
Retail       Tustin                   CA              0               0       285,000             0          637,017            0
Retail       Union City               CA              0         190,864        93,053       210,089          171,481            0
Retail       Ventura                  CA      3,361,147       1,604,083             0             0        6,870,815            0
Retail       Yorba Linda              CA              0         198,675        96,861       218,686          211,064            0
Retail       Yucca Valley             CA              0               0        17,463             0                0            0
Retail       Aurora                   CO        556,458         703,531             0       400,072        2,768,775            0
Retail       Aurora                   CO         54,568         316,249       280,145             0        1,548,355            0


                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
          0             0        2,417,739        2,417,739        554,661    1/1/2002   38-40 yrs
    269,635             0        2,840,225        3,109,860        651,584    1/1/2002   38-40 yrs
          0             0        1,463,512        1,463,512        711,693    1/1/2002      40 yrs
          0             0        1,238,855        1,238,855        467,869    1/1/2002      40 yrs
          0       333,266        2,127,157        2,460,423      1,044,007    1/1/2002   27-40 yrs
     45,834             0                0           45,834              0    1/1/2002
     47,943             0                0           47,943              0    1/1/2002
      3,670             0                0            3,670              0    1/1/2002
          0       380,494        2,428,605        2,809,099      1,191,955    1/1/2002   27-40 yrs
     48,430             0                0           48,430              0    1/1/2002
      3,830             0                0            3,830              0    1/1/2002
      3,797             0                0            3,797              0    1/1/2002
          0       121,144        1,014,368        1,135,512        291,644    1/1/2002   22-40 yrs
    327,365             0        2,104,623        2,431,988        698,158    1/1/2002   38-40 yrs
    141,727       319,982          285,471          747,180         73,686    4/1/2003   20-40 yrs
    421,465             0        2,867,999        3,289,464        632,295    1/1/2002   38-40 yrs
          0       106,278          889,906          996,184        255,857    1/1/2002   26-40 yrs
    407,766             0        2,774,789        3,182,555        611,745    1/1/2002   38-40 yrs
    180,442             0        2,903,113        3,083,555      1,118,235    1/1/2002   38-40 yrs
          0       287,131        1,746,370        2,033,501        757,293    1/1/2002   25-40 yrs
     18,581             0                0           18,581              0    1/1/2002
          0       700,534        4,857,298        5,557,832      2,416,240    1/1/2002   27-40 yrs
     83,350       188,181          167,891          439,422         43,340    4/1/2003   20-40 yrs
     18,226             0                0           18,226              0    1/1/2002
          0       190,365        3,930,655        4,121,020      1,800,469    1/1/2002   30-40 yrs
    480,348             0       13,118,825       13,599,173      5,764,732    1/1/2002      40 yrs
     72,890       164,566          146,822          384,278         37,903    4/1/2003   20-40 yrs
     14,673             0                0           14,673              0    1/1/2002
          0             0       15,656,895       15,656,895      6,964,114    1/1/2002   38-40 yrs
     15,713             0                0           15,713              0    1/1/2002
    445,955             0        7,050,333        7,496,288      2,598,907    1/1/2002   38-40 yrs
     69,074             0          931,273        1,000,347        183,713    1/1/2002   38-40 yrs
          0             0        2,778,433        2,778,433        982,012    1/1/2002   38-40 yrs
     16,828             0                0           16,828              0    1/1/2002
    285,000             0          637,017          922,017         75,544    1/1/2002   35-40 yrs
     93,053       210,089          171,481          474,623         32,431    4/1/2003   20-40 yrs
          0             0        6,870,815        6,870,815      2,925,470    1/1/2002   20-40 yrs
     96,861       218,686          211,064          526,611         66,323    4/1/2003   20-40 yrs
     17,463             0                0           17,463              0    1/1/2002
          0       400,072        2,768,775        3,168,847      1,377,907    1/1/2002   27-40 yrs
    280,145             0        1,548,355        1,828,500        584,756    1/1/2002      40 yrs

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

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                             Mortgage    Contract Right
Retail       Cheyenne                 WY              0         219,756        50,959             0          984,564       20,590
Retail       Evanston                 WY              0         408,458        99,826             0        1,187,469            0
Retail       Evanston - Cons          WY              0         795,305       194,371             0        2,662,995            0

                                           ----------------------------------------------------------------------------------------
                                             58,193,603      68,569,747    15,698,738    12,154,681      322,167,146      963,107
                                           ----------------------------------------------------------------------------------------

Other        Jonesboro                AZ              0               0        17,184             0                0            0
Other        Sun City                 AZ              0               0        53,755             0        1,698,893       20,833
Other        Colton                   CA              0       7,210,793     1,974,116             0       20,756,195            0
Other        El Segundo               CA     73,247,246               0             0     3,801,120      100,873,472    1,428,379
Other        Irvine                   CA              0               0             0             0                0    1,000,000
Other        Long Beach               CA     17,729,816       2,997,042             0     6,375,556       30,034,817            0
Other        Palo Alto                CA      9,108,505       3,466,140             0             0       26,957,521            0
Other        Ft Collins               CO              0               0        62,458             0        1,973,910       20,833
Other        Orlando                  FL        857,579       1,533,623             0             0        9,128,285            0
Other        North Berwick            ME      7,764,829       3,219,973       274,873             0       22,304,939            0
Other        Carlsbad                 NM              0               0        49,505             0        1,565,013       20,833
Other        Saugerties               NY              0               0        32,120             0          676,932            0
Other        N Myrtle Beach           SC              0         267,219             0             0        1,577,826            0
Other        Franklin                 TN      2,920,574               0             0             0        8,805,302            0
Other        Memphis                  TN      3,833,418       2,332,005             0             0       19,233,942            0
Other        Corpus Christi           TX              0               0        60,757             0        1,923,062       20,833
Other        El Paso                  TX              0               0        40,030             0        1,265,089       20,834
Other        Lewisville               TX              0       1,890,726     1,952,399             0       15,502,972            0
Other        McAllen                  TX              0               0        36,013             0        1,138,486       20,834
Other        Round Rock               TX              0               0        16,164             0                0            0
Other        Victoria                 TX              0               0        59,995             0        1,896,077       20,833
Other        Windsor                  WI      1,153,382       2,681,113             0             0       13,985,024            0

                                           ----------------------------------------------------------------------------------------
                                            116,615,349      25,598,634     4,629,369    10,176,676      281,297,757    2,574,212
                                           ----------------------------------------------------------------------------------------

                                           ----------------------------------------------------------------------------------------
                                            478,585,587     263,072,158    27,250,005    43,997,423    1,502,012,144    4,922,349
                                           ----------------------------------------------------------------------------------------

             NK Remainder                       353,630

                                           ----------------------------------------------------------------------------------------
Total from Continuing Operations            478,939,217     263,072,158    27,250,005    43,997,423    1,502,012,144    4,922,349
                                           ----------------------------------------------------------------------------------------

Discontinued Operations:

                                           ----------------------------------------------------------------------------------------
Office       Bedford                  TX              0       4,361,020             0             0       12,542,065    2,555,275
                                           ----------------------------------------------------------------------------------------

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
     71,549             0          984,564        1,056,113        194,225    1/1/2002   38-40 yrs
     99,826             0        1,187,469        1,287,295        417,421    1/1/2002   20-40 yrs
    194,371             0        2,662,995        2,857,366        936,102    1/1/2002   20-40 yrs

--------------------------------------------------------------------------
 16,661,845    12,154,681      322,167,146      350,983,672    120,112,649
--------------------------------------------------------------------------

     17,184             0                0           17,184              0    1/1/2002
     74,588             0        1,698,893        1,773,481        430,875    1/1/2002   38-40 yrs
  1,974,116             0       20,756,195       22,730,311     10,637,425    1/1/2002   20-40 yrs
  1,428,379     3,801,120      100,873,472      106,102,971     38,876,344    1/1/2002   26-40 yrs
  1,000,000             0                0        1,000,000              0    1/1/2003
          0     6,375,556       30,034,817       36,410,373     14,378,909    1/1/2002   27-40 yrs
          0             0       26,957,521       26,957,521      9,674,984    1/1/2002      40 yrs
     83,291             0        1,973,910        2,057,201        500,624    1/1/2002   38-40 yrs
          0             0        9,128,285        9,128,285      3,808,502    1/1/2002   38-40 yrs
    274,873             0       22,304,939       22,579,812     10,205,906    1/1/2002   38-40 yrs
     70,338             0        1,565,013        1,635,351        396,920    1/1/2002   38-40 yrs
     32,120             0          676,932          709,052         52,955    1/1/2003   15-40 yrs
          0             0        1,577,826        1,577,826        420,658    1/1/2002   38-40 yrs
          0             0        8,805,302        8,805,302      2,879,776    1/1/2002   38-40 yrs
          0             0       19,233,942       19,233,942      8,864,690    1/1/2002   30-40 yrs
     81,590             0        1,923,062        2,004,652        487,728    1/1/2002   38-40 yrs
     60,864             0        1,265,089        1,325,953        320,853    1/1/2002   38-40 yrs
  1,952,399             0       15,502,972       17,455,371      6,322,154    1/1/2002   38-40 yrs
     56,847             0        1,138,486        1,195,333        288,744    1/1/2002   38-40 yrs
     16,164             0                0           16,164              0    1/1/2002
     80,828             0        1,896,077        1,976,905        480,884    1/1/2002   38-40 yrs
          0             0       13,985,024       13,985,024      5,452,591    1/1/2002   38-40 yrs

--------------------------------------------------------------------------
  7,203,581    10,176,676      281,297,757      298,678,014    114,481,522
--------------------------------------------------------------------------

--------------------------------------------------------------------------
 32,172,354    43,997,423    1,502,012,144    1,578,181,921    545,384,919
--------------------------------------------------------------------------



--------------------------------------------------------------------------
 32,172,354    43,997,423    1,502,012,144    1,578,181,921    545,384,919
--------------------------------------------------------------------------



--------------------------------------------------------------------------
  2,555,275             0       12,542,065       15,097,340      4,876,493    1/1/2002   38-40 yrs
--------------------------------------------------------------------------

                         THE NEWKIRK LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004

                                                                                                                   Cost capitalized
                                                                                                                    subsequent to
                                                                                    Initial Cost to Registrant        acquistion
                                                                          ---------------------------------------------------------
                                                                                                                     Land/Building
                                                                                           Land        Building and       and
Description       Location                        Encumbrances                Land        Estates      Improvements   Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                             Mortgage    Contract Right
Retail       Mesa, McKellips          AZ              0          34,376        12,986             0           92,722            0
Retail       Atascadero               CA              0          62,758        23,708             0          169,278            0
Retail       Beaumont                 CA              0          59,585        24,197             0          160,719            0
Retail       Paso Robles              CA              0          64,344        24,308             0          173,557            0
Retail       Farmington               NM              0          30,850        11,655             0           83,212            0
Retail       Las Vegas, Bonan         NV              0          48,479        18,315             0          130,761            0
Retail       Dallas, Jefferson        TX              0          45,129        17,050             0          121,728            0
Retail       El Paso, Alameda         TX              0          40,017        15,118             0          107,939            0
Retail       El Paso, Dyer            TX              0          35,257        13,320             0           95,100            0
Retail       Lubbock, 82nd            TX              0          42,485        16,050             0          114,594            0
Retail       Rockdale                 TX         36,425         126,802       134,651             0        1,049,237            0
Retail       Taylor                   TX         62,070         169,683       181,808             0        1,266,242            0
Retail       Woodville                TX         34,949         121,662       129,192             0        1,006,705            0

                                           ----------------------------------------------------------------------------------------
                                                133,444         881,427       622,358             0        4,571,794            0
                                           ----------------------------------------------------------------------------------------

Other        Flagstaff                AZ              0               0        63,079             0        1,993,639       20,834
Other        New Kingston             PA      5,466,250       3,967,524             0             0       14,879,873            0

                                           ----------------------------------------------------------------------------------------
                                              5,466,250       3,967,524        63,079             0       16,873,512       20,834
                                           ----------------------------------------------------------------------------------------

                                           ----------------------------------------------------------------------------------------
Total from Discontinued Operations            5,599,694       9,209,971       685,437             0       33,987,371    2,576,109
                                           ----------------------------------------------------------------------------------------

                                           ----------------------------------------------------------------------------------------
TOTALS                                     $484,538,911    $272,282,129   $27,935,442   $43,997,423   $1,535,999,515   $7,498,458
                                           ========================================================================================

                         As of December 31, 2004
--------------------------------------------------------------------------------------------------

                 Land         Building and                    Accumulated       Date
    Land        Estates       Improvements        Total       Depreciation    Acquired     Life
--------------------------------------------------------------------------------------------------
     12,986             0           92,722          105,708          2,711    4/1/2003   35-40 yrs
     23,708             0          169,278          192,986          4,950    4/1/2003   35-40 yrs
     24,197             0          160,719          184,916          4,700    1/1/2002   20-40 yrs
     24,308             0          173,557          197,865          5,075    4/1/2003   35-40 yrs
     11,655             0           83,212           94,867          2,433    4/1/2003   35-40 yrs
     18,315             0          130,761          149,076          3,823    4/1/2003   35-40 yrs
     17,050             0          121,728          138,778          3,559    4/1/2003   35-40 yrs
     15,118             0          107,939          123,057          3,157    4/1/2003   35-40 yrs
     13,320             0           95,100          108,420          2,781    4/1/2003   35-40 yrs
     16,050             0          114,594          130,644          3,350    4/1/2003   35-40 yrs
    134,651             0        1,049,237        1,183,888        339,306    1/1/2002      40 yrs
    181,808             0        1,266,242        1,448,050        630,614    1/1/2002   38-40 yrs
    129,192             0        1,006,705        1,135,897        325,223    1/1/2002      40 yrs

--------------------------------------------------------------------------
    622,358             0        4,571,794        5,194,152      1,331,682
--------------------------------------------------------------------------

     83,913             0        1,993,639        2,077,552        457,324    4/1/2003   35-40 yrs
          0             0       14,879,873       14,879,873      3,047,428    1/1/2002   38-40 yrs

--------------------------------------------------------------------------
     83,913             0       16,873,512       16,957,425      3,504,752
--------------------------------------------------------------------------

--------------------------------------------------------------------------
  3,261,546             0       33,987,371       37,248,917      9,712,927
--------------------------------------------------------------------------

--------------------------------------------------------------------------
$35,433,900   $43,997,423   $1,535,999,515   $1,615,430,838   $555,097,846
==========================================================================

The aggregate cost for federal income tax purposes was approximately $1,500,000,000.

NEWKIRK MASTER LIMITED PARTNERSHIP

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

                                                         Year ended    Year ended    Year ended
                                                         December 31,  December 31,  December 31,
                                                            2004          2003          2002
                                                         -----------   -----------   ------------
Real Estate
    Balance at beginning of year                         $1,655,430    $1,716,568     $       --
    Assets contributed in the exchange                           --            --      1,890,357
    Additions during the year:
       Land & land estates                                    2,557         5,611          2,904
       Buildings & improvements                               4,538        45,077             --
                                                         ----------    ----------     ----------
                                                          1,662,525     1,767,256      1,893,261

    Less: Reclassification to discontinued operations
       and disposition of assets                             84,343       111,826        176,693
                                                         ----------    ----------     ----------
    Balance at end of year                               $1,578,182    $1,655,430     $1,716,568
                                                         ==========    ==========     ==========

Accumulated Depreciation
    Balance at beginning of year                         $  526,193    $  512,678     $       --
    Accumulated depreciation contributed in
       the exchange                                              --            --        542,619
    Additions charged to operating expenses                  39,231        42,983         37,172
                                                         ----------    ----------     ----------
                                                            565,424       555,661        579,791

    Less: Reclassification to discontinued operations
       and disposition of assets                             20,039        29,468         67,113
                                                         ----------    ----------     ----------
    Balance at end of year                               $  545,385    $  526,193     $  512,678
                                                         ==========    ==========     ==========

                                  Exhibit Index

Exhibit No.                         Description
-----------                         -----------

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