Form 10-Q/A
period 2005-03-31
NEWKIRK MASTER LP
filed 2005-08-08
CIK 1165460

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

                                    1 of 30

                              EXPLANATORY PARAGRAPH

      This Form 10-Q/A Amendment No. 2 is being filed for the purpose of restating the Partnership's condensed consolidated balance sheet at March 31, 2005 and the related condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-Q/A Amendment No. 2. See Note 6 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A Amendment No. 2 has not been updated for events or information subsequent to the date of filing of the original Form 10-Q and Form 10-Q/A Amendment No. 1 except in connection with the foregoing. Accordingly, this Form 10-Q/A Amendment No. 2 should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q and Form 10-Q/A Amendment No. 1.

Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Unaudited Condensed Consolidated Balance Sheet at March
              31, 2005 and Consolidated Balance Sheet at December 31,
              2004 (as restated).............................................. 3

              Unaudited Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2005 and March 31,
              2004............................................................ 4

              Unaudited Condensed Consolidated Statement of Partners'
              Equity for the Three Months Ended March 31, 2005................ 5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2005 and March 31,
              2004........................................................ 6 & 7

              Notes to Condensed Consolidated Unaudited Financial
              Statements...................................................... 8

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 14

      Item 3. Quantitative and Qualitative Disclosures about Market
              Risk........................................................... 20

      Item 4. Controls and Procedures........................................ 20

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings.............................................. 21

      Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds....................................................... 21

      Item 6. Exhibits....................................................... 22

      Signatures............................................................. 23

      Exhibit Index..................................................... 24 & 25

                                    2 of 30

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                             March 31,      December 31,
                                                                               2005             2004
                                                                            -----------     ------------
                                                                            (Unaudited)
                                                                           (As Restated -
                                                                            See Note 6)
ASSETS

Real estate investments:
     Land                                                                   $    31,983     $    32,172
     Land estates                                                                43,997          43,997
     Buildings and improvements                                               1,499,291       1,502,013
                                                                            -----------     -----------

              Total real estate investments                                   1,575,271       1,578,182

     Less accumulated depreciation and amortization                            (553,539)       (545,385)
                                                                            -----------     -----------

              Real estate investments, net                                    1,021,732       1,032,797

Real estate held for sale, net of accumulated depreciation of $10,577
     and $9,713                                                                  25,266          27,536
Cash and cash equivalents                                                        20,685          21,317
Restricted cash                                                                  10,255           8,216
Receivables (including $8,798 and $8,687 from related parties)                   47,706          68,661
Deferred rental income receivable                                                25,711          27,052
Equity investments in limited partnerships                                       11,703          11,107
Deferred financing costs, net of accumulated amortization
     of $36,243 and $34,991                                                      13,995          15,072
Other assets (including $10,199 and $10,111 from related parties)                24,732          25,127
Other assets of discontinued operations                                             223             244
                                                                            -----------     -----------

              Total Assets                                                  $ 1,202,008     $ 1,237,129
                                                                            ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes payable (including $15,199 and $14,871
     to a related party)                                                    $   442,610     $   478,939
Note payable                                                                    163,708         165,328
Contract right mortgage notes payable (including $176,758
     and $178,529 to related parties)                                           260,003         263,072
Accrued interest payable (including $68,156 and $71,279
     to related parties)                                                         91,905         102,141
Accounts payable and accrued expenses                                             3,375           3,758
Liabilities of discontinued operations                                           18,568          17,497
                                                                            -----------     -----------

              Total Liabilities                                                 980,169       1,030,735

Contingencies

Minority interests                                                                2,395           2,609
Partners' equity ( 6,266,434 and 6,314,458 limited partnership
     units outstanding)                                                         219,444         203,785
                                                                            -----------     -----------

              Total Liabilities, Minority Interests and Partners' Equity    $ 1,202,008     $ 1,237,129
                                                                            ===========     ===========

            See notes to condensed consolidated financial statements.

                                     3 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                                2005            2004
                                                                            -----------     -----------
Revenue:
     Rental income                                                          $    61,766     $    61,852
     Interest income                                                                784             604
     Management fees                                                                 81              90
                                                                            -----------     -----------

        Total revenue                                                            62,631          62,546
                                                                            -----------     -----------

Expenses:
     Interest (including $5,453 and $5,474 to related
        parties)                                                                 19,675          23,459
     Depreciation                                                                 8,893           8,904
     General and administrative (including $482 and $471
        to a related party)                                                         984             840
     Amortization                                                                   683             711
     Ground rent                                                                    761             766
     State and local taxes                                                          271             321
                                                                            -----------     -----------

        Total expenses                                                           31,267          35,001
                                                                            -----------     -----------

Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest              31,364          27,545

     Equity in income from investments in limited partnerships                      755             620
     Minority interest                                                           (4,652)         (4,698)
                                                                            -----------     -----------

        Income from continuing operations                                        27,467          23,467
                                                                            -----------     -----------

Discontinued operations:
     Income from discontinued operations                                          1,264           6,708
     Impairment loss                                                             (2,200)             --
     Gain from disposal of real estate                                              600           7,669
                                                                            -----------     -----------

        (Loss) income from discontinued operations                                 (336)         14,377
                                                                            -----------     -----------

Net income                                                                  $    27,131     $    37,844
                                                                            ===========     ===========

Income from continuing operations per
     limited partnership unit                                               $      4.36     $      3.72
(Loss) income from discontinued operations per
     limited partnership unit                                                     (0.05)           2.27
                                                                            -----------     -----------

Net income per limited partnership unit                                     $      4.31     $      5.99
                                                                            ===========     ===========

Distributions per limited partnership unit                                  $      1.95     $      1.75
                                                                            ===========     ===========

Weighted average limited partnership units                                    6,297,917       6,313,888
                                                                            ===========     ===========

    See notes to condensed consolidated financial statements.

                                     4 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                        (In thousands, except unit data)
                                   (Unaudited)

                                                      Limited
                                                    Partnership      Partners'
                                                       Units          Equity
                                                    -----------     -----------

Balance at December 31, 2004                          6,314,458     $   203,785

Distributions                                                --         (12,313)

Minority interest charge                                     --           2,882

Limited partner buyouts                                 (48,024)         (2,041)

Net income                                                   --          27,131
                                                    -----------     -----------

Balance at March 31, 2005                             6,266,434     $   219,444
                                                    ===========     ===========

    See notes to condensed consolidated financial statements.

                                     5 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                                2005           2004
                                                                            -----------     -----------
                                                                             (As Restated - See Note 6)
    CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                               $    27,131     $    37,844
       Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of deferred costs and land estates                         1,678           3,416
          Depreciation expense                                                    8,893           9,465
          Minority interest expense                                               4,651           4,766
          Gain on disposal of real estate                                          (600)         (7,669)
          Impairment loss                                                         2,200              --
          Net gain from early extinguishment of debt                                 --              (4)
          Equity in undistributed earnings of limited partnerships                 (587)           (452)

       Changes in operating assets and liabilities:
          Decrease in receivables and deferred rental income                     22,377          16,071
          Decrease in accounts payable and accrued expenses                        (383)           (397)
          Decrease in accrued interest-mortgages and contract rights            (11,556)         (8,729)
          Decrease in other assets                                                  393             564
                                                                            -----------     -----------

                Net cash provided by operating activities                        54,197          54,875
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Building improvements and land additions                                         (28)            (51)
   Net proceeds from disposal of real estate                                      2,212          23,184
   Increase in restricted cash                                                   (2,039)            (18)
   Investments in limited partnership interest                                      (10)             --
                                                                            -----------     -----------

          Net cash provided by investing activities                                 135          23,115
                                                                            -----------     -----------

    See notes to condensed consolidated financial statements.

                                                                     (Continued)

                                    6 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                                2005           2004
                                                                            -----------     -----------
                                                                            (As Restated - See Note 6)

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments to satisfy mortgage notes                                    $      (945)    $        --
       Payments to satisfy contract right mortgage notes and
           accrued interest                                                          --          (1,670)
       Principal payments of mortgage notes                                     (36,060)        (37,613)
       Principal payments of note payable                                        (1,620)        (14,603)
       Principal payments of contract right mortgage notes                           (2)             (2)
       Distributions to partners                                                (12,313)        (11,059)
       Limited partner buyouts                                                   (2,041)           (311)
       Distributions to minority interests                                       (1,983)         (4,081)
                                                                            -----------     -----------

              Cash used in financing activities                                 (54,964)        (69,339)
                                                                            -----------     -----------

Net increase in cash and cash equivalents                                          (632)          8,651

Cash and Cash Equivalents at Beginning of Period                                 21,317          32,703
                                                                            -----------     -----------

Cash and Cash Equivalents at End of Period                                  $    20,685     $    41,354
                                                                            ===========     ===========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state and local taxes                                  $       224     $       156
                                                                            ===========     ===========
       Cash paid for interest                                               $    29,082     $    29,968
                                                                            ===========     ===========

Supplemental Disclosure of Non-Cash Financing Activities:
       Debt assumed by purchaser with sale of property                      $        --     $    28,460
                                                                            ===========     ===========

            See notes to condensed consolidated financial statements.

                                    7 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

      The condensed consolidated financial statements reflect, in the opinion of the Partnership's management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

      The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group", performs asset management services for the Partnership and received a fee of $0.5 million for each of the three months ended March 31, 2005 and 2004. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). Control of the general partners of these partnerships was acquired by the Partnership. The Partnership earned $0.1 million of management fees for these services for each of the three months ended March 31, 2005 and 2004. The Partnership had receivables for management fees of $0.9 million due from these partnerships at March 31, 2005 and December 31, 2004.

      The Partnership has an ownership interest in the three most junior tranches of a securitized

                                    8 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

                                    9 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

Note 3 - CONTINGENCIES

      Legal

      In July 2002, an action was commenced in the Connecticut Superior Court against, among others, the Partnership's general partner and various affiliates of the Partnership's general partner. Plaintiffs are four limited partners of three of the Newkirk Partnerships. In order to avoid the expenses, distraction, and uncertainties of litigation, the defendants entered into a settlement agreement dated December 31, 2003 to settle the litigation. On April 16, 2004, the Court approved the settlement. The settlement provides for the following material terms: (i) the Newkirk Group will convey to unitholders of the Newkirk Partnerships who are unaffiliated with the general partner and who received limited partnership units in the Exchange, units in the Partnership equal to 1% of the outstanding units; (ii) the Partnership will pay $1.5 million to an escrow agent for the benefit of unaffiliated unitholders who were entitled to receive units in the exchange transaction; and (iii) the Partnership will pay $2.0 million to an escrow agent for the benefit of unitholders of the Newkirk Partnerships who were entitled to receive cash in the Exchange. In April 2004, the Partnership paid out $3.5 million with respect to this matter. At a hearing in April 2005, the Court approved the allocation of the 1% of outstanding units for distribution. The units were distributed by the Newkirk Group in the second quarter of 2005.

                                    10 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

      Other assets of discontinued operations at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                            2005         2004
                                                          ---------    ---------

            Receivables                                   $      76    $      81
            Other assets                                        147          163
                                                          ---------    ---------

                                                          $     223    $     244
                                                          =========    =========

                                    11 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

Note 6 - RESTATEMENT

      Subsequent to the issuance of the Partnership's consolidated financial statements for the three months ended March 31, 2005, management determined that the Partnership's consolidated balance sheet at March 31, 2005 and the related consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 should be restated for the following (in thousands):

      1) To reclassify $10,255 from cash and cash equivalents to restricted cash.

      2) To reclassify distributions from limited partnerships of $168 and $168 from investing cash flows to operating cash flows.

      Also the Partnership has changed the presentation of the consolidated statement of cash flows for each period presented and no longer separately discloses the cash flows pertaining to discontinued operations.

                                                     As Previously
                                                        Reported     As Restated
                                                     -------------   -----------
      Balance Sheet at March 31, 2005
      Cash and cash equivalents                         $30,940        $20,685
      Restricted cash                                        --         10,255


                                    12 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

Note 6 - RESTATEMENT (Continued)

                                                     As Previously
                                                        Reported     As Restated
                                                     -------------   -----------
      Statement of Cash Flows
        for the Three Months Ended March 31, 2005
      Net cash provided by operating activities         $54,029        $54,197
      Net cash provided by investing activities           2,342            135

                                                     As Previously
                                                        Reported     As Restated
                                                     -------------   -----------
      Statement of Cash Flows
        for the Three Months Ended March 31, 2004
      Net cash provided by operating activities         $54,707        $54,875
      Net cash provided by investing activities          23,301         23,115


                                    13 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 and 2004 reflects a restatement of $2,039,000 and $18,000 in your partnership's cash flows, respectively, to adjust for the change in restricted cash in "net cash provided by investing activities."

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


                                    14 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

      The level of liquidity based on cash and cash equivalents experienced a $632,000 decrease at March 31, 2005 as compared to December 31, 2004. The decrease was due to net cash provided by operating activities of $54,197,000 and net cash provided by investing activities of $135,000 which were more than offset by cash used in financing activities of $54,964,000. Net cash provided by investing activities included $2,212,000 of net proceeds from disposal of real estate, which was partially offset by building improvements of $28,000, a $2,039,000 increase in restricted cash and additional investments in limited partnership interests of $10,000. Cash used in financing activities consisted primarily of mortgage loan payoffs of $945,000, principal payments on mortgage, contract right and notes payable to Bank of America of $37,682,000, partner distributions of $12,313,000, distributions to minority interests of $1,983,000 and limited partner buyouts of $2,041,000. At March 31, 2005, your partnership had $30,940,000, of which $10,255,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      Off-Balance Sheet Arrangements

      On November 24, 2003, at the same time as your partnership obtained its loan from Bank of America (the note payable), T-Two Partners obtained a $316,526,573 loan from Bank of America. We refer to this loan as the T-Two Loan. The interest rate, maturity date and principal terms of the


                                    15 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

      Your partnership's call option, with respect to T-Two Partners, had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time before November 24, 2009, or at any other time mutually agreed upon by the parties. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      Other Matters

      In January 2005, your partnership sold a property located in Flagstaff, Arizona for $2,300,000. After payment of closing costs, the net sales proceeds were approximately $2,200,000 of which approximately $1,620,000 was used to pay a portion of the note payable.

      In February 2005, your partnership acquired for $10,000 approximately .29% of the total limited partnership units outstanding in a partially owned partnership. Your partnership currently owns approximately 23.84% in the partnership.

      In March 2005, your partnership recorded a $2,200,000 impairment loss on a property located in Evanston, Wyoming. The impairment loss is included in the loss from discontinued operations in the Statement of Operations.

      In March 2005, your partnership acquired from its limited partners 48,024 of its units of limited partnership interest at a purchase price of $42.50 per unit.


                                    16 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

      Management Fee Income

      Management fee income decreased by $9,000 or approximately 10% to $81,000 for the three months ended March 31, 2005 from $90,000 for the three months ended March 31, 2004. The decrease is attributable to fewer properties under management.


                                    17 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

      Ground Rent

      Ground rent expense remained relatively constant at $761,000 for the three months ended March 31, 2005 compared to $766,000 for the three months ended March 31, 2004.

      State and Local Taxes

      State and local tax expense decreased by $50,000 or approximately 16% to $271,000 for the three months ended March 31, 2005 compared to $321,000 for the three months ended March 31, 2004. The decrease is the result of decreases in state tax estimates.

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


                                    18 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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


                                    19 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

                                                       Change in LIBOR
                                                       (In thousands)
                                             -----------------------------------
                                               1%              2%          2.31%

      Additional  interest expense           $1,637          $3,274       $3,782

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


                                    20 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a)   N/A
      (b)   N/A
      (c)   Issuer Purchases of Equity Securities

                                                                          Total Number of      Maximum Number
                                                                          Units Purchased     of Units That May
                                     Total Number of    Average Price   As Part of Publicly   Yet Be Purchased
               Period                Units Purchased    Paid Per Unit    Announced Program     Under Program
               ------                ---------------    -------------    -----------------     -------------
      January 1-January 31, 2005           --                --                 --                   --
      February 1-February 28, 2005         --                --                 --                   --
      March 1-March 31, 2005            48,024 (1)         $42.50            48,024  (1)             --

----------

(1) These units were purchased pursuant to a tender offer made by your partnership to purchase up to 99,455 units at $42.50 per unit. The offer commenced on February 22, 2005 and expired on March 23, 2005. 48,024 units were purchased pursuant to the tender offer.


                                    21 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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

                                          BY: MLP GP LLC
                                              General Partner

                                          BY: NEWKIRK MLP CORP
                                              Manager


                                              BY: /s/ Michael L. Ashner
                                                  -------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


                                              BY: /s/ Thomas C. Staples
                                                  -------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: August 4, 2005


                                    23 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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


                                    24 of 30

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   FORM 10-Q/A AMENDMENT NO. 2 MARCH 31, 2005

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