Form 10-Q
period 2005-06-30
NEWKIRK MASTER LP
filed 2005-08-15
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 6,266,412 Limited Partnership Units Outstanding as of June 30, 2005.


                                    1 of 40

                                Table of Contents

Part I. FINANCIAL INFORMATION                                               Page

    Item 1. Financial Statements

            Unaudited Condensed Consolidated Balance Sheet at June 30,
            2005 and Consolidated Balance Sheet at December 31, 2004.......... 3

            Unaudited Condensed Consolidated Statements of Operations for
            the Three and Six Months Ended June 30, 2005 and June 30,
            2004.............................................................. 4

            Unaudited Condensed Consolidated Statement of Partners'
            Equity for the Six Months Ended June 30, 2005..................... 5

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2005 and June 30, 2004.......... 6 & 7

            Notes to Condensed Consolidated Unaudited Financial
            Statements........................................................ 9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results Operations........................................... 17

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 29

    Item 4. Controls and Procedures.......................................... 29

Part II. OTHER INFORMATION

    Item 1. Legal Proceedings................................................ 30

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...... 31

    Item 5. Other Information................................................ 31

    Item 6. Exhibits......................................................... 32

    Signatures............................................................... 33

    Exhibit Index............................................................ 34


                                    2 of 40

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                      June 30,      December 31,
                                                                                        2005            2004
                                                                                   ------------     ------------
                                                                                    (Unaudited)
ASSETS

Real estate investments:
     Land                                                                           $    29,996     $    32,172
     Land estates                                                                        43,997          43,997
     Buildings and improvements                                                       1,452,629       1,502,013
                                                                                    -----------     -----------
              Total real estate investments                                           1,526,622       1,578,182

     Less accumulated depreciation and amortization                                    (552,483)       (545,385)
                                                                                    -----------     -----------
              Real estate investments, net                                              974,139       1,032,797

Real estate held for sale, net of accumulated depreciation of $20,752
     and $9,713                                                                          35,491          27,536
Cash and cash equivalents                                                                14,071          21,317
Restricted cash                                                                          11,255           8,216
Receivables (including $8,980 and $8,687 from related parties)                           68,839          68,661
Deferred rental income receivable                                                        24,443          27,052
Equity investments in limited partnerships                                               12,430          11,107
Deferred financing costs, net of accumulated amortization of $37,540 and $34,991         12,444          15,072
Other assets (including $10,292 and $10,111 from related parties)                        24,800          25,127
Other assets of discontinued operations                                                     208             244
                                                                                    -----------     -----------
              Total Assets                                                          $ 1,178,120     $ 1,237,129
                                                                                    ===========     ===========

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes (including $15,199 and $14,871 to a related party)                   $   430,476     $   478,939
Note payable                                                                            163,449         165,328
Contract right mortgage notes (including $168,650 and $178,529
     to related parties)                                                                250,597         263,072
Accrued interest payable (including $63,392 and $71,279 to related parties)              89,679         102,141
Accounts payable and accrued expenses                                                     2,961           3,758
Liabilities of discontinued operations                                                   29,339          17,497
                                                                                    -----------     -----------
              Total Liabilities                                                         966,501       1,030,735

Contingencies

Minority interests                                                                        2,503           2,609
Partners' equity ( 6,266,412 and 6,314,458 limited partnership units
     outstanding at June 30, 2005 and December 31, 2004, respectively)                  209,116         203,785
                                                                                    -----------     -----------
              Total Liabilities, Minority Interests and Partners' Equity            $ 1,178,120     $ 1,237,129
                                                                                    ===========     ===========

            See notes to condensed consolidated financial statements.


                                    3 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                  (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                                      For the Three   For the Three    For the Six     For the Six
                                                                      Months Ended    Months Ended     Months Ended    Months Ended
                                                                        June 30,        June 30,         June 30,        June 30,
                                                                           2005           2004             2005            2004
                                                                      -------------   -------------    ------------    ------------
Revenue:
     Rental income                                                     $    60,276     $    60,575     $   121,454     $   121,839
     Interest income                                                           763           1,024           1,547           1,628
     Management fees                                                            78              86             159             176
                                                                       -----------     -----------     -----------     -----------
        Total revenue                                                       61,117          61,685         123,160         123,643
                                                                       -----------     -----------     -----------     -----------

Expenses:
     Interest                                                               19,751          21,502          39,189          44,722
     Gain on extinguishment of debt                                             --             (10)             --             (10)
     Depreciation                                                            9,104           8,952          17,894          17,753
     General and administrative                                                868           1,019           1,852           1,858
     Impairment loss                                                        26,082              --          26,082              --
     Amortization                                                              680             696           1,363           1,407
     Ground rent                                                               774             769           1,535           1,535
     State and local taxes                                                     820             591           1,091             912
                                                                       -----------     -----------     -----------     -----------
        Total expenses                                                      58,079          33,519          89,006          68,177
                                                                       -----------     -----------     -----------     -----------

Income from continuing operations before equity in income
     from investments in limited partnerships and minority interest          3,038          28,166          34,154          55,466

     Equity in income from investments in limited partnerships                 766             634           1,521           1,254
     Minority interest                                                      (4,660)         (4,444)         (9,312)         (9,142)
                                                                       -----------     -----------     -----------     -----------
        (Loss) income from continuing operations                              (856)         24,356          26,363          47,578
                                                                       -----------     -----------     -----------     -----------

Discontinued operations:
     Income from discontinued operations                                       458           2,855           1,970           9,808
     Impairment loss                                                          (882)         (9,665)         (3,082)         (9,665)
     Gain from disposal of real estate from discontinued
        operations                                                               8           1,809             608           9,478
                                                                       -----------     -----------     -----------     -----------

        (Loss) income from discontinued operations                            (416)         (5,001)           (504)          9,621
                                                                       -----------     -----------     -----------     -----------

Net (loss) income                                                      $    (1,272)    $    19,355     $    25,859     $    57,199
                                                                       ===========     ===========     ===========     ===========

(Loss) income from continuing operations per limited partnership
     unit                                                              $     (0.13)    $      3.85     $      4.20     $      7.53

Income (loss) from discontinued operations per limited partnership
     unit                                                                    (0.07)          (0.79)          (0.08)           1.52
                                                                       -----------     -----------     -----------     -----------

Net (loss) income per limited partnership unit                         $     (0.20)    $      3.06     $      4.12     $      9.05
                                                                       ===========     ===========     ===========     ===========

Distributions per limited partnership unit                             $      2.00     $      1.80     $      3.95     $      3.55
                                                                       ===========     ===========     ===========     ===========

Weighted average limited partnership units                               6,266,427       6,324,238       6,282,085       6,319,063
                                                                       ===========     ===========     ===========     ===========

            See notes to condensed consolidated financial statements.


                                    4 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                        (In thousands, except unit data)
                                   (Unaudited)

                                                    Limited
                                                  Partnership         Partners'
                                                     Units             Equity
                                                  ----------         ----------
Balance at December 31, 2004                       6,314,458         $  203,785

Distributions                                             --            (24,846)

Minority interest charge                                  --              6,360

Limited partner buyouts                              (48,046)            (2,042)

Net income                                                --             25,859
                                                  ----------         ----------

Balance at June 30, 2005                           6,266,412         $  209,116
                                                  ==========         ==========

            See notes to condensed consolidated financial statements.


                                    5 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             2005         2004
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                              $ 25,859     $ 57,199
       Adjustments to reconcile net income to net cash provided
          by operating activities:
          Amortization of deferred costs and land estates                     3,829        5,409
          Depreciation expense                                               18,100       18,686
          Gain from disposal of real estate                                    (608)      (9,478)
          Net loss (gain) from early extinguishment of debt                     101         (847)
          Minority interest expense                                           9,312        9,183
          Impairment loss                                                    29,164        9,665
          Equity in undistributed earnings of limited partnerships           (1,314)      (1,033)

       Changes in operating assets and liabilities:
          Decrease (increase) in receivables and deferred rental income       2,518         (662)
          Decrease in accounts payable and accrued expenses                    (797)      (4,392)
          Decrease in accrued interest-mortgages and contract rights        (11,482)      (7,774)
          Decrease in other assets                                              324          466
                                                                           --------     --------
                Net cash provided by operating activities                    75,006       76,422
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Building improvements and land additions                                    (144)      (2,561)
   Net proceeds from disposal of real estate                                  3,120       29,363
   Change in restricted cash                                                 (3,039)      (2,033)
   Investments in limited partnership interest                                  (45)        (303)
                                                                           --------     --------
          Net cash (used in) provided by investing activities                  (108)      24,466
                                                                           --------     --------

                                                                     (Continued)

            See notes to condensed consolidated financial statements.


                                     6 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                ------------------------
                                                                                    2005          2004
                                                                                 ---------     ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments to satisfy mortgage notes                                        $    (945)    $ (10,211)
       Payments to satisfy contract right mortgage notes and accrued interest         (464)       (3,400)
       Principal payments of mortgage notes                                        (48,764)      (56,407)
       Principal payments of note payable                                           (1,879)      (17,916)
       Principal payments of contract right mortgage notes                              (5)           (5)
       Mortgage prepayment penalties                                                    --          (326)
       Distributions to partners                                                   (24,846)      (22,417)
       Limited partner buyouts                                                      (2,042)         (406)
       Distributions to minority interests                                          (3,191)       (5,854)
       Financing costs (payments) refunds                                               (8)          171
                                                                                 ---------     ---------
              Net cash used in financing activities                                (82,144)     (116,771)
                                                                                 ---------     ---------

Net decrease in cash and cash equivalents                                           (7,246)      (15,883)

Cash and Cash Equivalents at Beginning of Period                                    21,317        32,703
                                                                                 ---------     ---------

Cash and Cash Equivalents at End of Period                                       $  14,071     $  16,820
                                                                                 =========     =========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state and local taxes                                       $   1,298     $   1,031
                                                                                 =========     =========
       Cash paid for interest                                                    $  45,343     $  49,962
                                                                                 =========     =========

Supplemental Disclosure of Non-Cash Financing Activities:
       Debt assumed by purchaser with sale of property                           $      --     $  28,460
                                                                                 =========     =========

            See notes to condensed consolidated financial statements.


                                    7 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Supplemental Information

In April 2004, the Partnership issued 15,539 units in the Partnership to holders of minority interests in two partially owned consolidated partnerships.


                                    8 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 1 - GENERAL

      The Newkirk Master Limited Partnership (the "Partnership"), commenced operations on January 1, 2002 following the completion of a transaction (the "Exchange") involving the merger into wholly-owned subsidiaries of the Partnership of 90 limited partnerships (the "Newkirk Partnerships"), each of which owned commercial properties and the acquisition by the Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships.

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

      The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group", performs asset management services for the Partnership and received a fee of $0.9 million for the six months ended June 30, 2005 and 2004. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). The general partners of these partnerships were acquired by the Partnership. The Partnership earned $0.2 million of management fees for these services for the six months ended June 30, 2005 and 2004. The Partnership had receivables for management fees of $1.0 million and $0.9 million due from these partnerships at June 30, 2005 and December 31, 2004, respectively.


                                    9 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes 29 first mortgage loans encumbering 61 Partnership properties and one other property controlled by affiliates of the general partner. The Partnership had a loan receivable which is included in other assets, net of discount, of $10.3 million and $10.1 million at June 30, 2005 and December 31, 2004, respectively, and earned interest income of $0.6 million for the six months ended June 30, 2005 and 2004 related to this ownership interest.

      T-Two Partners, an affiliate of the Newkirk Group, is the 100% beneficial owner of certain of the contract right mortgage notes. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $10.3 million and $13.0 million ($1.1 million and $2.2 million of which is included in discontinued operations, respectively) of interest expense on these contract rights during the six months ended June 30, 2005 and 2004, respectively. Contract right mortgage notes and accrued interest payable includes $231.7 million and $249.4 million due to T-Two Partners at June 30, 2005 and December 31, 2004, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, as described below, the Partnership and the owners of T-Two Partners modified these rights.

      The Partnership's call option had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units of the Partnership to be determined at the time of exercise based on an agreed-upon formula. The Partnership and the owners of T-Two Partners modified the Partnership's option in certain respects. First, the option can now be exercised by the Partnership at any time before November 24, 2009, or at any other time as mutually agreed upon by the parties. Second, the purchase price is payable in cash rather than units of the Partnership. Finally, the formula for determining the purchase price payable by the Partnership if it exercises the option has been revised in a manner that the Partnership's general partner believes to be significantly more favorable to the Partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan described below (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at LIBOR plus 450 basis points paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      During November 2003, the Partnership obtained a $208.5 million loan, which had an outstanding balance of $163.4 million at June 30, 2005. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan. This loan is referred to as the T-Two Loan. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the T-Two Loan. Currently, the Partnership believes that it has no exposure to loss under the guarantee since the T-Two Loan is over collateralized. The T-Two Loan is secured by all of the assets of T-Two Partners,


                                    10 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 2 - RELATED PARTY TRANSACTIONS (Continued)

      including the contract right mortgage notes receivable from the Partnership. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points. The loan balance on the T-Two Loan at June 30, 2005 was $272.5 million.

      The Partnership has determined that T-Two Partners is a Variable Interest Entity, ("VIE"), but that the Partnership is not the primary beneficiary of the VIE.

      T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the note payable and the T-Two Loan, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.2 million on this obligation during the six months ended June 30, 2005 and 2004.

      The Partnership and T-Two Partners were in discussions to restructure the Partnership's note payable and the T-Two Loan in a series of transactions that would, among other things, result in the early exercise of the Partnership's call option. These loans were refinanced in August 2005. See
      Note 5 - Refinancing.

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15.6 million and $15.2 million at June 30, 2005 and December 31, 2004, respectively.

      Included in interest expense is $9.6 million and $11.1 million to related parties for the six months ended June 30, 2005 and 2004, respectively.

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


                                    11 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 3 - CONTINGENCIES (Continued)

      On December 27, 2004 Hershey Foods Corporation, the tenant of a 430,000 square foot facility in New Kingston, Pennsylvania filed a complaint against Newkirk Dautec L.P., the wholly-owned subsidiary of the Partnership that owns the facility, in the Court of Common Pleas, Cumberland County, Pennsylvania. Hershey seeks a declaratory judgment declaring the correct methodology and formula for calculating the sum Hershey is required to pay the Partnership for the purchase of the facility pursuant to a purchase option. At issue in the dispute is how the "fair market value" of the premises should be calculated. Hershey claims that "fair market value" must exclude the full value of the land surrounding the facility without considering the fact that the land is encumbered by an existing ground lease. The Partnership believes that "fair market value" must exclude only the value of the land as encumbered by the ground lease. The matter is currently in discovery.

      Other

      The Partnership owns a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. The tenant has six-five year renewal options. This tenant is presently not using a substantial portion of the building and, although it has not given notice to the Partnership, has publicly announced that it will be relocating its headquarters. Thus, the Partnership believes that the tenant will not renew its lease. While the Partnership will attempt to sell or re-lease the property there is substantial risk that the Partnership will not be able to satisfy the balloon payment due on the mortgage and that the mortgage holder will foreclose on this property. The Partnership recognized a $11,328,000 impairment loss during the second quarter of 2005.

      In June 2005, the Partnership entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by the Partnership in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and your partnership granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, the Partnership recognized a $14,754,000 impairment loss in the second quarter of 2005.

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the six months ended June 30, 2005, the Partnership sold four properties for a combined net sales price of approximately $3.1 million. After satisfying existing mortgage indebtedness and other costs, the net sales proceeds were approximately $2.6 million of which approximately $1.9 million was applied to a principal payment of the note payable. The Partnership recognized a net gain on disposal of these properties of $0.6 million.


                                    12 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      During the six months ended June 30, 2004, the Partnership sold 20 properties for a combined net sales price of $57.8 million. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $24.7 million of which $17.9 million was applied to a principal payment on the note payable. The Partnership recognized a net gain on disposal of these properties of $9.5 million.

      The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of these properties and the sold properties as discontinued operations in the accompanying consolidated statement of operations.

      Discontinued operations for the six months ended June 30, 2005 and 2004 are summarized as follows (in thousands):

                                                            2005         2004
                                                          --------     --------

      Revenue                                             $  3,908     $ 13,342

      Expenses                                              (1,837)      (4,045)
      Impairment loss on real estate                        (3,082)      (9,665)
      Net (loss) gain from early extinguishment
         of debt                                              (101)         511
      Gain from disposal of real estate                        608        9,478
                                                          --------     --------

      (Loss) income from discontinued operations          $   (504)    $  9,621
                                                          ========     ========

      Expenses include interest expense to related parties of $1.1 million and $2.2 million, for the six months ended June 30, 2005 and 2004, respectively.

      Other assets of discontinued operations at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                      2005            2004
                                                      ----            ----

      Receivables                                     $ 71            $ 81
      Other assets                                     137             163
                                                      ----            ----

                                                      $208            $244
                                                      ====            ====


                                    13 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 4 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)


      Liabilities of discontinued operations at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                                2005       2004
                                                              -------    -------

      Mortgage notes and accrued interest payable             $ 4,935    $ 5,672
                                                              -------    -------

      Contract right mortgage notes and accrued
        interest payable (including $24,404 and
        $11,825 to related parties)                            24,404     11,825
                                                              -------    -------

                                                              $29,339    $17,497
                                                              =======    =======

Note 5 - SUBSEQUENT EVENTS

      Sale

      The Partnership sold a vacant property located in Taylor, Texas on July 14, 2005 for a sale price of $1.2 million. After satisfying existing mortgage indebtedness and other costs, the net sales proceeds were approximately $0.7 million of which approximately $0.5 million was applied to a principal payment of the note payable. The Partnership recognized a net gain on disposal of this property of $0.3 million.

      Other

      On August 5, 2005, the Partnership entered into an agreement with Newkirk Realty Trust, Inc., a newly-formed Maryland corporation that intends to qualify as a real estate investment trust ("Newkirk"), and a number of other parties pursuant to which, among other things, the Partnership agreed that upon the consummation of the initial public offering by
      Newkirk: (i) Newkirk will be appointed as the successor general partner of the Partnership in place of MLP GP LLC, the current general partner; (ii) the partnership agreement of the Partnership will be amended and restated to provide that limited partners (other than Newkirk) will have the right, beginning on the 12 month anniversary of the initial public offering, to cause the Partnership to redeem their interest in the Partnership at a price that will be based on the trading price of Newkirk's common stock at the time of redemption. Newkirk will be permitted to elect to purchase tendered Partnership interests for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk common stock; and (iii) the amended and restated partnership agreement of the Partnership will contain certain other provisions as are necessary and/or customary to provide for an umbrella real estate trust (UPREIT) structure.


                                    14 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 5 - SUBSEQUENT EVENTS (Continued)

      Other (Continued)

      In addition, in connection with the Newkirk initial public offering, Newkirk will acquire a controlling interest in the Partnership by making a capital contribution to the Partnership in exchange for an ownership interest in the Partnership, acquiring additional interests in the Partnership from certain existing limited partners and commencing a tender offer to acquire additional interests from holders of the Partnership interests.

      Each of the foregoing transactions is subject to Newkirk's consummating its initial public offering. Reference is made to the registration statement on Form S-11 filed on August 8, 2005 with the Securities and Exchange Commission by Newkirk for additional information relating to the foregoing transactions and Newkirk.

      Refinancing

      On August 11, 2005, your partnership obtained a $477,759,000 loan from KeyBank National Association and Bank of America, N.A. (the "Lenders") which bears interest at the election of your partnership at a rate equal to either (i) the LIBOR Rate (as defined) plus 200 basis points (reducing to 175 basis points after consummation of the Newkirk Realty Trust Inc. ("Newkirk") initial public offering) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan was obtained to (i) replace the existing loan from Bank of America, N.A. which had an outstanding balance of $163,379,000 and bore interest at the LIBOR Rate plus 450 basis points or prime plus 250 basis points,(ii) satisfy $186,566,000 of first mortgage debt encumbering your partnership's real properties, which constituted substantially all of your partnership's first mortgage debt and (iii) satisfy $86,801,000 of second mortgage debt encumbering your partnership's real properties.

      The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and will require monthly payments of interest only. In addition, the loan will require (i) initial principal payments of 50% of excess cash flow after debt service during the period between August 11, 2005 and the consummation of Newkirk's initial public offering, less any amounts paid on account of the T-Two Loan (as described below), (ii) a principal payment equal to $150.0 million less the amount of the initial principal payments on the closing of Newkirk's initial public offering made pursuant to (i) above, and (iii) quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods, less any amounts paid on account of the T-Two Loan. Your partnership will also be required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into triple-net leased properties. The required principal payments will be based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on your partnership's assets and the assets of your partnership's subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the your partnership or your partnership's subsidiaries.

      Your partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan is secured by substantially all of the assets of your partnership and


                                    15 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Note 5 - SUBSEQUENT EVENTS (Continued)

      Refinancing (Continued)

      contains customary financial and other covenants consistent with the prior loan.

      In connection with the loan, T-Two Partners, L.P. ("T-Two Partners"), an affiliate of your partnership also obtained a loan from the Lenders in the principal amount of $272,241,000 (the "T-Two Loan"), the proceeds of which were used to satisfy the outstanding balance on a loan made by Bank of America, N.A. to T-Two Partners. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. As with the prior loan, your partnership agreed to guarantee the obligations of T-Two Partners under the T-Two Loan.

      Your partnership and T-Two Partners have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the interest rate at 6.642% for $250 million of the loan balance; (ii) an interest rate cap agreement at 5% with Fleet Bank for $450 million through November 2005 and $400 million through November 2006 effectively capping the interest rate at 9.5%; and (iii) an interest rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290 million.


                                    16 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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

      The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2004 under "Forward-Looking Statements."

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

      Liquidity and Capital Resources

      At June 30, 2005, your partnership owned an interest in 206 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. At June 30, 2005, there were three properties which were vacant and not leased containing approximately 297,000 square feet of space. The remaining 17,634,000 square feet or 99% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership has an option to acquire in the future second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by eight other partnerships.


                                    17 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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

      The level of liquidity based on cash and cash equivalents experienced a $7,246,000 decrease at June 30, 2005 as compared to December 31, 2004. The decrease was due to net cash used in investing activities of $108,000 and net cash used in financing activities of $82,144,000, which was offset by net cash provided by operating activities of $75,006,000. Net cash used in investing activities included $3,120,000 of net proceeds from disposal of real estate, which were offset by building improvements of $144,000, an increase in restricted cash of $3,039,000, and additional investments in limited partnership interests of $45,000. Cash used in financing activities consisted primarily of mortgage note and contract right mortgage note payoffs of $1,409,000, principal payments on mortgage, contract right and notes payable of $50,648,000, partner distributions of $24,846,000, distributions to minority interests of $3,191,000, limited partner buyouts of $2,042,000 and an increase in deferred costs of $8,000. At June 30, 2005, your partnership had $25,326,000, of which $11,255,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

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


                                    18 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Off-Balance Sheet Arrangements (Continued)

      Your partnership's call option, with respect to T-Two Partners, had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time before November 24, 2009, or at any other time as mutually agreed upon by the parties. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the T-Two Loan (approximately $7,346,000) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      Other Matters

      In January 2005, your partnership sold a property located in Flagstaff, Arizona for $2,300,000. After payment of closing costs, the net sales proceeds were approximately $2,200,000 of which approximately $1,620,000 was used to pay a portion of the Partnership's note payable to Bank of America.

      In February 2005, your partnership acquired for $10,000 approximately .29% of the total limited partnership units outstanding in a partially owned partnership. Your partnership currently owns approximately 23.84% in the partnership.

      In March 2005, your partnership recorded a $2,200,000 impairment loss on a property located in Evanston, Wyoming. The impairment loss is included in the loss from discontinued operations in the Statement of Operations. Your partnership is attempting to sell the property.

      In March 2005, your partnership acquired from its limited partners 48,024 of its units of limited partnership interest at a purchase price of $42.50 per unit.

      In April 2005, your partnership entered into a contract for the sale of a property located in Colton, California to an unaffiliated third party for $27.5 million. The sale is expected to be consummated during the third quarter of 2005.

      In April 2005, your partnership sold a property located in Dallas, Texas for $150,000. After satisfaction of existing mortgage indebtedness and other costs, the net proceeds to your partnership were approximately $54,000.

      In May 2005, your partnership sold a property located in Rockdale, Texas for $530,000. Net proceeds to your partnership were approximately $279,000 after satisfying existing mortgage


                                    19 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      indebtedness and other costs. Approximately $209,000 of the net proceeds was used to pay a portion of the Partnership's note payable to Bank of America.

      Your partnership sold a property located in Woodville, Texas in June 2005 for $300,000. After satisfaction of existing mortgage indebtedness and other costs, the net proceeds were approximately $67,000 of which approximately $50,000 was used to pay a portion of the Partnership's note payable to Bank of America.

      In June 2005, your partnership entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by your partnership in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and your partnership granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, we recognized a $14,754,000 impairment loss in the second quarter of 2005.

      In June 2005, your partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. Your partnership currently owns approximately 46.35% of the limited partnership.

      In June 2005, your partnership acquired 22 units of limited partnership interest from a limited partner at a price of $42.50 per unit.

      Your partnership owns a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. This tenant is presently not using a substantial portion of the building and, although it has not given notice to your partnership, has publicly announced that it will not be renewing its lease. Thus, your partnership believes that the tenant will not renew its lease. While your partnership will attempt to sell or re-lease the property there is a substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that your partnership will lose this property through foreclosure.

      On December 27, 2004 Hershey Foods Corporation, the tenant of a 430,000 square foot facility in New Kingston, Pennsylvania filed a complaint against Newkirk Dautec L.P., the wholly-owned subsidiary of your partnership that owns the facility, in the Court of Common Pleas, Cumberland County, Pennsylvania. Hershey seeks a declaratory judgment declaring the correct methodology and formula for calculating the sum Hershey is required to pay your partnership for the purchase of the facility pursuant to a purchase option. At issue in the dispute is how the "fair market value" of the premises should be calculated. Hershey claims that "fair market value" must exclude the full value of the land surrounding the facility without considering the fact that the land is encumbered by an existing ground lease. Your partnership believes that "fair market value" must exclude only the value of the land as encumbered by the ground lease. The matter is currently in discovery.


                                    20 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      Your partnership and T-Two Partners were in discussions to restructure your partnership's note payable and the T-Two Loan in a series of transactions that would, among other things, result in the early exercise of the Partnership's call option. These loans were refinanced in August 2005.

      Results of Operations

      Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

      Income from Continuing Operations

      Income from continuing operations decreased by $21,215,000 to $26,363,000 for the six months ended June 30, 2005 from $47,578,000 for the six months ended June 30, 2004. As more fully described below, this decrease is attributable to a decrease in total revenue of $483,000, an increase in total expenses of $20,829,000 and an increase in minority interest expense of $170,000, which was partially offset by an increase in equity in income from investments in limited partnerships of $267,000.

      Rental Income

      Rental income decreased by $385,000 or less than 1% to $121,454,000 for the six months ended June 30, 2005 from $121,839,000 for the six months ended June 30, 2004. The decrease was primarily due to lower rental income resulting from property sales and lease renewals at rates that are lower than the primary term rates. Leased square footage remained consistent at 99%.

      Interest Income

      Interest income decreased by $81,000 or approximately 5% to $1,547,000 for the six months ended June 30, 2005 from $1,628,000 for the six months ended June 30, 2004. The decrease was due to maintenance of lower cash balances.

      Management Fee Income

      Management fee income decreased by $17,000 or approximately 10% to $159,000 for the six months ended June 30, 2005 from $176,000 for the six months ended June 30, 2004. The decrease is attributable to fewer properties under management.

      Interest Expense

      Interest expense decreased by $5,533,000 or approximately 12% to $39,189,000 for the six months ended June 30, 2005 compared to $44,722,000 for the six months ended June 30, 2004. The decrease was primarily due to loan prepayments during the period and scheduled principal payments.


                                    21 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Depreciation

      Depreciation expense increased by $141,000 or approximately 1% to $17,894,000 for the six months ended June 30, 2005 compared to $17,753,000 for the six months ended June 30, 2004. The increase is primarily attributable to the shortening of the useful life of one property.

      General and Administrative

      General and administrative expenses decreased by $6,000 or less than 1% to $1,852,000 for the six months ended June 30, 2005 compared to $1,858,000 for the six months ended June 30, 2004. The decrease is primarily the result of decreased legal expenses.

      Impairment Loss

      Your partnership recorded a $26,082,000 impairment loss for the six months ended June 30, 2005. An $11,328,000 impairment loss was recorded on a property located in Toledo, Ohio in which the tenant is not expected to renew their lease. Your partnership also recorded a $14,754,000 impairment loss as a result of a restructuring of a tenant's lease of four properties in Morris Township, New Jersey.

      Amortization Expense

      Amortization expense decreased by $44,000 or approximately 3% to $1,363,000 for the six months ended June 30, 2005 compared to $1,407,000 for the six months ended June 30, 2004. The decrease is the result of several properties' land estates maturing during the first quarter of 2005.

      Ground Rent

      Ground rent expense remained constant at $1,535,000 for the six months ended June 30, 2005 and June 30, 2004.

      State and Local Taxes

      State and local tax expense increased by $179,000 or approximately 20% to $1,091,000 for the six months ended June 30, 2005 compared to $912,000 for the six months ended June 30, 2004. The increase is primarily the result of an audit by the State of Tennessee.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $267,000 or approximately 21% to $1,521,000 for the six months ended June 30, 2005 compared to $1,254,000 for the six months ended June 30, 2004. The increase is primarily the result of lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions


                                    22 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Equity in Income from Investments in Limited Partnerships (Continued)

      in limited partnerships.

      Minority Interest Expense

      Minority interest expense increased by $170,000 or approximately 2% to $9,312,000 for the six months ended June 30, 2005 compared to $9,142,000 for the six months ended June 30, 2004. The increase was the result of higher earnings at the non-wholly owned consolidated properties.

      Discontinued Operations

      During the six months ended June 30, 2005, your Partnership sold four properties for a combined net sales price of approximately $3,100,000. Your Partnership recognized a net gain on disposal of these properties of $608,000. The sale and operations of these properties for all periods presented has been recorded as discontinued operations in compliance with the provisions of SFAS No. 144. The loss from discontinued operations included a $2,200,000 impairment loss on a property located in Wyoming which is currently being marketed for sale.

      During the six months ended June 30, 2004, your Partnership sold 20 properties for a combined net sales price of approximately $57,823,000. Your Partnership recognized a net gain on disposal of these properties of $9,478,000. The income from discontinued operations included a $9,600,000 impairment loss on a property located in Texas which is currently being marketed for sale.

      Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

      (Loss) income from Continuing Operations

      (Loss) income from continuing operations decreased by $25,212,000 to ($856,000) for the three months ended June 30, 2005 from $24,356,000 for the three months ended June 30, 2004. As more fully described below, this decrease is attributable to a decrease in total revenue of $568,000, an increase in total expenses of $24,560,000 and an increase in minority interest expense of $216,000, which was partially offset by an increase in equity income from investments in limited partnerships of $132,000.

      Rental Income

      Rental income decreased by $299,000 or less than 1% to $60,276,000 for the three months ended June 30, 2005 from $60,575,000 for the three months ended June 30, 2004. The decrease was primarily due to lower rental income resulting from property sales and lease renewals at rates that are lower than the primary terms.


                                    23 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Interest Income

      Interest income decreased by $261,000 or approximately 25% to $763,000 for the three months ended June 30, 2005 from $1,024,000 for the three months ended June 30, 2004. The decrease was due to maintenance of lower cash balances.

      Management Fee Income

      Management fee income decreased by $8,000 or approximately 9% to $78,000 for the three months ended June 30, 2005 from $86,000 for the three months ended June 30, 2004. The decrease is attributable to sale of properties previously under management.

      Interest Expense

      Interest expense decreased by $1,751,000 or approximately 8% to $19,751,000 for the three months ended June 30, 2005 compared to $21,502,000 for the three months ended June 30, 2004. The decrease was primarily due to loan payoffs and normal scheduled principal payments.

      Depreciation

      Depreciation expense increased by $152,000 or approximately 2% to $9,104,000 for the three months ended June 30, 2005 compared to $8,952,000 for the three months ended June 30, 2004. The increase is primarily attributed to the shortening of the useful life of one property.

      General and Administrative

      General and administrative expenses decreased by $151,000 or approximately 15% to $868,000 for the three months ended June 30, 2005 compared to $1,019,000 for the three months ended June 30, 2004. The decrease is primarily the result of lower legal fees.

      Impairment Loss

      Your partnership recorded a $26,082,000 impairment loss for the three months ended June 30, 2005. An $11,328,000 impairment loss was recorded on a property located in Toledo, Ohio in which the tenant is not expected to renew their lease. Your partnership also recorded a $14,754,000 impairment loss as a result of a restructuring of a tenant's lease of four properties in Morris Township, New Jersey.

      Amortization Expense

      Amortization expense decreased by $16,000 or approximately 2% to $680,000 for the three months ended June 30, 2005 compared to $696,000 for the three months ended June 30, 2004. The decrease is the result of several properties' land estates maturing.


                                    24 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Ground Rent

      Ground rent expense increased slightly by $5,000 or less than 1% to $774,000 for the three months ended June 30, 2005 compared to $769,000 for the three months ended June 30, 2004.

      State and Local Taxes

      State and local tax expense increased by $229,000 or approximately 39% to $820,000 for the three months ended June 30, 2005 compared to $591,000 for the three months ended June 30, 2004. The increase is primarily the result of an audit by the State of Tennessee.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $132,000 or approximately 21% to $766,000 for the three months ended June 30, 2005 compared to $634,000 for the three months ended June 30, 2004. The increase is the result of lower interest expense at the limited partnerships due to normal debt amortization and additional purchases of equity positions in limited partnerships.

      Minority Interest Expense

      Minority interest expense increased by $216,000 or approximately 5% to $4,660,000 for the three months ended June 30, 2005 compared to $4,444,000 for the three months ended June 30, 2004. The increase was the result of higher earnings at the non-wholly owned consolidated properties.

      Discontinued Operations

      During the three months ended June 30, 2005, your Partnership sold three properties for a combined net sales price of approximately $900,000. Your Partnership recognized a net gain on sale of these properties of approximately $8,000. The loss from discontinued operations includes an $877,000 impairment loss on two properties located in Texas which were sold during the period.

      During the three months ended June 30, 2004, your partnership sold nine properties for a combined net sales price of $6,218,000. Your partnership recognized a net gain on disposal of these properties of $1,809,000. The loss from discontinued operations included a $9,600,000 impairment loss on a property located in Texas which is currently being marketed for sale.

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


                                    25 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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

      Impairment of long-lived assets. At June 30, 2005, your partnership had $974,139,000 of real estate (net) and $35,491,000 of real estate held for sale (net), which combined, account for approximately 86% of your partnership's total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of your partnership's buildings and improvements are dependent on the performance of the properties.

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

      If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, your partnership recognizes an impairment loss and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted. During the six months ended June 30, 2005 and June 30, 2004, your partnership recorded $29,164,000 and $9,665,000, respectively, in allowances for impairment.

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

      Unanticipated events and circumstances may occur, and some assumptions may not materialize; therefore, actual results may vary from the estimates, and variances may be material. Your partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.


                                    26 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Critical Accounting Policies (Continued)

      Your partnership owns a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois Inc. for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. The tenant has six five-year renewal options. This tenant is presently not using a substantial portion of the building and, although it has not given notice to your partnership, has publicly announced that it will be relocating its headquarters. Thus, your partnership believes that the tenant will not renew its lease. While your partnership will attempt to sell or re-lease the property there is substantial risk that your partnership will not be able to satisfy the balloon payment due on the mortgage and that the mortgage holder will foreclose on this property. Your partnership recognized an $11,328,000 impairment loss during the second quarter of 2005.

      In the second quarter of 2005, your partnership entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by your partnership in Morris Townshipp, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and your partnership granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, your partnership recognized a $14,754,000 impairment loss in the second quarter of 2005.

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


                                    27 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Critical Accounting Policies (Continued)

      beginning of the first reporting period in fiscal years beginning after December 15, 2005. Your partnership believes that the adoption of the consensus in EITF 04-5 will not have a material effect on your partnership's consolidated financial statements.


                                    28 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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

      At June 30, 2005, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $163.4 million at June 30, 2005, was obtained in November 2003 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 450 basis points or (ii) the bank's prime rate plus 250 basis points. Your partnership purchased an interest rate cap on the loan so that the interest rate would be capped at 9.5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (3.1% at June 30, 2005) will have on interest expense based upon increases up to the cap of 9.5% all in interest rate.

                                                           Change in LIBOR
                                                            (In thousands)
                                                   -----------------------------
                                                           1%          1.9%
                                                           --          ----

            Additional  interest expense                 $1,634       $3,105

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


                                    29 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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

      On December 27, 2004 Hershey Foods Corporation, the tenant of a 430,000 square foot facility in New Kingston, Pennsylvania filed a complaint against Newkirk Dautec L.P., the wholly-owned subsidiary of your partnership that owns the facility, in the Court of Common Pleas, Cumberland County, Pennsylvania. Hershey seeks a declaratory judgment declaring the correct methodology and formula for calculating the sum Hershey is required to pay your partnership for the purchase of the facility pursuant to a purchase option. At issue in the dispute is how the "fair market value" of the premises should be calculated. Hershey claims that "fair market value" must exclude the full value of the land surrounding the facility without considering the fact that the land is encumbered by an existing ground lease. The Partnership believes that "fair market value" must exclude only the value of the land as encumbered by the ground lease. The matter is currently in discovery.


                                    30 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a)   N/A
      (b)   N/A
      (c)   Issuer Purchases of Equity Securities

                                                                                Total Number of            Maximum Number
                                                                                Units Purchased          of Units that May
                                     Total Number of      Average Price       as Part of Publicly         Yet Be Purchased
             Period                  Units Purchased      Paid Per Unit        Announced Program           Under Program
             ------                  ---------------      -------------       -------------------        -----------------
 April 1, 2005 - April 31, 2005            --                   --                     --                        --
   May 1, 2005 - May 31, 2005              --                   --                     --                        --
  June 1, 2005 - June 30, 2005             22                 $42.50                   --                        --

Item 3. DEFAULTS UPON SENIOR SECURITIES

      N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      N/A

Item 5. OTHER INFORMATION

      Refinancing

      On August 11, 2005, your partnership obtained a $477,759,000 loan from KeyBank National Association and Bank of America, N.A. (the "Lenders") which bears interest at the election of your partnership at a rate equal to either (i) the LIBOR Rate (as defined) plus 200 basis points (reducing to 175 basis points after consummation of the Newkirk Realty Trust Inc. ("Newkirk") initial public offering) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan was obtained to (i) replace the existing loan from Bank of America, N.A. which had an outstanding balance of $163,379,000 and bore interest at the LIBOR Rate plus 450 basis points or prime plus 250 basis points,(ii) satisfy $186,566,000 of first mortgage debt encumbering your partnership's real properties, which constituted substantially all of your partnership's first mortgage debt and (iii) satisfy $86,801,000 of second mortgage debt encumbering your partnership's real properties.

      The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and will require monthly payments of interest only. In addition, the loan will require (i) initial principal payments of 50% of excess cash flow after debt service during the period between August 11, 2005 and the consummation of Newkirk's initial public offering, less any amounts paid on account of the T-Two Loan (as described below), (ii) a principal payment equal to $150.0 million less than the


                                    31 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

Item 5. OTHER INFORMATION (Continued)

      Refinancing (Continued)

      amount of the initial principal payments on the closing of Newkirk's initial public offering made pursuant to (i) above, and (iii) quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods, less any amounts paid on account of the T-Two Loan. Your partnership will also be required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into triple-net leased properties. The required principal payments will be based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on your partnership's assets and the assets of your partnership's subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the your partnership or your partnership's subsidiaries.

      Your partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan is secured by substantially all of the assets of your partnership and contains customary financial and other covenants consistent with the prior loan.

      In connection with the loan, T-Two Partners, L.P. ("T-Two Partners"), an affiliate of your partnership also obtained a loan from the Lenders in the principal amount of $272,241,000 (the "T-Two Loan"), the proceeds of which were used to satisfy the outstanding balance on a loan made by Bank of America, N.A. to T-Two Partners. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. As with the prior loan, your partnership agreed to guarantee the obligations of T-Two Partners under the T-Two Loan.

      Your partnership and T-Two Partners have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the interest rate at 6.642% for $250 million of the loan balance; (ii) an interest rate cap agreement at 5% with Fleet Bank for $450 million through November 2005 and $400 million through November 2006 effectively capping the interest rate at 9.5%; and (iii) an interest rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290 million.


Item 6. EXHIBITS

      Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


                                    32 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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

                                          BY: MLP GP LLC
                                              General Partner

                                          BY: NEWKIRK MLP CORP
                                              Manager


                                              BY: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


                                              BY: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: August 12, 2005


                                    33 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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


                                    34 of 40

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                             FORM 10-Q JUNE 30, 2005

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


                                    35 of 40