Form 10-Q
period 2005-09-30
NEWKIRK MASTER LP
filed 2005-11-14
CIK 1165460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 64,375,000 Limited Partnership Units Outstanding as of November 11, 2005.

                                Table of Contents

Part I. FINANCIAL INFORMATION                                                                           Page
      Item 1. Financial Statements

              Unaudited Condensed Consolidated Balance Sheet at September 30, 2005 and
              Condensed Consolidated Balance Sheet at December 31, 2004................................... 3

              Unaudited Condensed Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 2005 and September 30, 2004................................. 4

              Unaudited Condensed Consolidated Statement of Partners' Equity for the
              Nine Months Ended September 30, 2005........................................................ 5

              Unaudited Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2005 and September 30, 2004................................. 6

              Notes to Unaudited Condensed Consolidated Financial Statements.............................. 8

      Item 2. Management's Discussion and Analysis of Financial Condition and Results
                   Operations............................................................................ 18

      Item 3. Quantitative and Qualitative Disclosures about Market Risk................................. 36

      Item 4. Controls and Procedures.................................................................... 36

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings.......................................................................... 37

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................ 37

      Item 3. Defaults upon Senior Securities............................................................ 37

      Item 4. Submission of Matters to a Vote of Security Holders........................................ 37

      Item 5. Other Information.......................................................................... 38

      Item 6. Exhibits................................................................................... 39

      Signatures......................................................................................... 40

      Exhibit Index...................................................................................... 41


                                    2 of 47

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                                                                         September 30,      December 31,
                                                                                             2005              2004
                                                                                       ----------------   ----------------
                                                                                          (Unaudited)
ASSETS

Real estate investments:
     Land                                                                              $         32,741   $         32,172
     Land estates                                                                                43,997             43,997
     Buildings and improvements                                                               1,465,328          1,502,013
                                                                                       ----------------   ----------------

              Total real estate investments                                                   1,542,066          1,578,182

     Less accumulated depreciation and amortization                                            (573,288)          (545,385)
                                                                                       ----------------   ----------------

              Real estate investments, net                                                      968,778          1,032,797

Real estate held for sale, net of accumulated depreciation of $3,857
     and $9,713                                                                                  12,679             27,536
Cash and cash equivalents                                                                        21,055             21,317
Restricted cash                                                                                  22,967              8,216
Receivables (including $16,058 and $10,119 from related parties)                                 56,378             68,661
Deferred rental income receivable                                                                22,691             27,052
Equity investments in limited partnerships                                                       13,057             11,107
Deferred financing costs, net of accumulated amortization of $12,062 and $34,991                 11,164             15,072
Other assets (including $10,390 and $10,111 from related parties)                                25,353             25,127
Other assets of discontinued operations                                                             361                244
                                                                                       ----------------   ----------------

              Total Assets                                                             $      1,154,483   $      1,237,129
                                                                                       ================   ================

LIABILITIES, MINORITY INTERESTS AND PARTNERS' EQUITY

Liabilities:

Mortgage notes (including $15,536 and $14,871 to a related party)                      $        210,023   $        478,939
Note payable                                                                                    471,222            165,328
Contract right mortgage notes (including $172,767 and $178,529
     to related parties)                                                                        183,638            263,072
Accrued interest payable (including $61,260 and $71,279 to related parties)                      66,353            102,141
Accounts payable and accrued expenses                                                             4,421              3,758
Liabilities of discontinued operations                                                           11,164             17,497
                                                                                       ----------------   ----------------

              Total Liabilities                                                                 946,821          1,030,735

Contingencies

Minority interests                                                                                2,571              2,609
Partners' equity (47,500,000 and 47,864,193 limited partnership units
     outstanding at September 30, 2005 and December 31, 2004, respectively)                     205,091            203,785
                                                                                       ----------------   ----------------

              Total Liabilities, Minority Interests and Partners' Equity               $      1,154,483   $      1,237,129
                                                                                       ================   ================

            See notes to condensed consolidated financial statements.


                                    3 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                 (In thousands, except unit and per unit data)
                                   (Unaudited)

                                                           For the Three      For the Three      For the Nine       For the Nine
                                                            Months Ended      Months Ended       Months Ended       Months Ended
                                                           September 30,      September 30,      September 30,      September 30,
                                                                2005               2004               2005              2004
                                                           -------------      -------------      -------------      -------------
Revenue:
     Rental income                                         $     60,397       $     61,250       $    181,728       $    185,541
     Interest income                                                855                730              2,407              2,245
     Management fees                                                 68                 79                227                255
                                                           ------------       ------------       ------------       ------------

        Total revenue                                            61,320             62,059            184,362            188,041
                                                           ------------       ------------       ------------       ------------

Expenses:
     Interest                                                    17,419             22,345             56,943             67,240
     Net loss on early extinguishment of debt                    29,168                 48             29,168                 47
     Depreciation                                                14,803              8,984             32,674             26,917
     General and administrative                                   1,121                939              2,979              2,798
     Operating                                                      255                104                478                122
     Impairment loss                                                 --                 --             28,282              9,600
     Amortization                                                   722                692              2,085              2,101
     Ground rent                                                    880                767              2,415              2,302
     State and local taxes                                          397                246              1,488              1,156
                                                           ------------       ------------       ------------       ------------

        Total expenses                                           64,765             34,125            156,512            112,283
                                                           ------------       ------------       ------------       ------------

(Loss) income from continuing operations before equity
     in income from investments in limited partnerships
     and minority interest                                       (3,445)            27,934             27,850             75,758

     Equity in income from investments in limited
          partnerships                                              796                710              2,317              1,964
     Minority interest                                           (4,704)            (4,608)           (14,016)           (13,750)
                                                           ------------       ------------       ------------       ------------

        (Loss) income from continuing operations                 (7,353)            24,036             16,151             63,972
                                                           ------------       ------------       ------------       ------------

Discontinued operations:
     (Loss) income from discontinued operations                    (411)            (5,662)             2,219              2,188
     Impairment loss                                               (550)            (3,400)            (1,433)            (3,465)
     Gain from disposal of real estate from discontinued
        operations                                               15,474             38,912             16,082             48,390
                                                           ------------       ------------       ------------       ------------

        Income from discontinued operations                      14,513             29,850             16,868             47,113
                                                           ------------       ------------       ------------       ------------

Net income                                                 $      7,160       $     53,886       $     33,019       $    111,085
                                                           ============       ============       ============       ============

Other comprehensive income:
Net income                                                 $      7,160       $     53,886       $     33,019       $    111,085
Other comprehensive loss                                         (1,461)                --             (1,461)                --
                                                           ------------       ------------       ------------       ------------
Comprehensive income                                       $      5,699       $     53,886       $     31,558       $    111,085
                                                           ============       ============       ============       ============

(Loss) income from continuing operations per limited
     partnership unit                                      $      (0.16)      $       0.50       $       0.34       $       1.34

Income from discontinued operations per limited
     partnership unit                                              0.31               0.62               0.35               0.98
                                                           ------------       ------------       ------------       ------------

Net income per limited partnership unit                    $       0.15       $       1.12       $       0.69       $       2.32
                                                           ============       ============       ============       ============

Distributions per limited partnership unit                 $       0.27       $       0.24       $       0.79       $       0.71
                                                           ============       ============       ============       ============

Weighted average limited partnership units                   47,500,000         47,891,466         47,578,674         47,896,538
                                                           ============       ============       ============       ============

            See notes to condensed consolidated financial statements.


                                    4 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                        (In thousands, except unit data)
                                   (Unaudited)

                                                  Limited
                                                Partnership           Partners'
                                                   Units               Equity
                                                -----------         -----------

Balance at December 31, 2004                     47,864,193         $   203,785

Distributions                                            --             (37,692)

Minority interest charge                                 --               9,482

Limited partner buyouts                            (364,193)             (2,042)

Net income                                               --              33,019

Other comprehensive loss                                 --              (1,461)
                                                -----------         -----------

Balance at September 30, 2005                    47,500,000         $   205,091
                                                ===========         ===========

            See notes to condensed consolidated financial statements.


                                    5 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (In thousands)
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                           2005           2004
                                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                           $   33,019     $  111,085
       Adjustments to reconcile net income to net cash provided
          by operating activities:
          Amortization of deferred costs and land estates                    5,199          7,883
          Depreciation expense                                              32,911         27,879
          Gain from disposal of real estate                                (16,082)       (48,390)
          Net loss from early extinguishment of debt                        30,698          6,588
          Minority interest expense                                         14,016         13,848
          Impairment loss                                                   29,715         13,065
          Straight-lining of rental income                                   4,218          3,595
          Interest earned on restricted cash                                   (80)           (42)
          Equity in undistributed earnings of limited partnerships          (1,941)        (1,575)

       Changes in operating assets and liabilities:
          Decrease in receivables                                           12,323         14,371
          (Increase) decrease in other assets                                 (443)         1,159
          Decrease in accounts payable and accrued expenses                   (689)        (4,838)
          Decrease in accrued interest-mortgages and contract rights       (36,474)       (10,080)
                                                                        ----------     ----------

                Net cash provided by operating activities                  106,390        134,548
                                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Building improvements and land additions                                   (194)        (2,561)
   Net proceeds from disposal of real estate                                31,341         95,463
   Change in restricted cash                                               (14,671)        (2,000)
   Investments in limited partnership interest                                 (80)        (1,101)
                                                                        ----------     ----------

          Net cash provided by investing activities                         16,396         89,801
                                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments to satisfy mortgage notes                                 (187,471)       (11,746)
       Payments to satisfy contract right mortgage notes                   (78,376)       (35,455)
       Payments to satisfy note payable                                   (162,911)            --
       Proceeds from new debt                                              477,759             --
       Principal payments of mortgage notes                                (81,212)       (93,451)
       Principal payments of note payable                                   (8,954)       (41,658)
       Principal payments of contract right mortgage notes                  (6,766)        (4,813)
       Mortgage prepayment penalties                                       (23,548)          (326)
       Distributions to partners                                           (37,692)       (34,106)
       Limited partner buyouts                                              (2,042)          (656)
       Distributions to minority interests                                  (4,876)        (7,936)
       Financing costs (payments) refunds                                   (6,959)           171
                                                                        ----------     ----------

              Net cash used in financing activities                       (123,048)      (229,976)
                                                                        ----------     ----------

Net decrease in cash and cash equivalents                                     (262)        (5,627)

Cash and Cash Equivalents at Beginning of Period                            21,317         32,703
                                                                        ----------     ----------

Cash and Cash Equivalents at End of Period                              $   21,055     $   27,076
                                                                        ==========     ==========

Supplemental Disclosure of Cash Flow Information:
       Cash paid for state and local taxes                              $    1,695     $    1,277
                                                                        ==========     ==========
       Cash paid for interest                                           $   91,600     $   84,827
                                                                        ==========     ==========


            See notes to condensed consolidated financial statements.


                                    6 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

Supplemental Information

In January 2004, in connection with the sale of a property, the purchaser of the property assumed $28,460,000 of associated Partnership debt.

In April 2004, the Partnership issued 117,787 units in the Partnership to holders of minority interests in two partially owned consolidated partnerships.


                                    7 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

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

      The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications of prior period amounts were made to conform to the 2005 presentation. These reclassifications had no effect on net income previously reported.

      On November 7, 2005, the Partnership effected a 7.5801 to 1 unit split of the outstanding units to facilitate the UPREIT structure discussed in Note
      8. Partners' equity activity for all periods presented has been restated to give retroactive recognition to the unit split. In addition, all references in the financial statements and notes to the financial statements, to weighted average limited partnership units and per limited partner unit amounts have been restated to give retroactive recognition to the unit split.


                                    8 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 2 - REFINANCING

      On August 11, 2005, the Partnership obtained a $477,759,000 loan from KeyBank National Association and Bank of America, N.A. (the "Lenders") which bears interest at the election of the Partnership at a rate equal to either (i) the LIBOR Rate (as defined) plus 200 basis points (reducing to 175 basis points after consummation of the Newkirk Realty Trust Inc. ("Newkirk REIT") initial public offering. (See Notes 6 and 8) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan was obtained to (i) replace the existing loan from Bank of America, N.A. which had an outstanding balance including accrued interest of $163,379,000 and bore interest at the LIBOR Rate plus 450 basis points or prime plus 250 basis points,(ii) satisfy $186,566,000 of first mortgage debt encumbering the Partnership's real properties, which constituted substantially all of the Partnership's first mortgage debt and
      (iii) satisfy $86,801,000 of second mortgage debt encumbering the Partnership's real properties. The Partnership incurred $6,945,000 of closing costs and $23,548,000 of prepayment penalties on the transaction. The Partnership also advanced closing costs of $3,903,000 for T-Two Partners, L.P. ("T-Two Partners"), an affiliate of the Newkirk Group. Excess proceeds from the loan of $6,537,000 were used to make a principal payment on September 1, 2005.

      The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and will require monthly payments of interest only. In addition, the loan will require (i) initial principal payments of 50% of excess cash flow after debt service during the period between August 11, 2005 and the consummation of Newkirk's initial public offering, less any amounts paid on account of the T-Two Loan (as described below), (ii) a principal payment equal to $150.0 million less the amount of the initial principal payments on the closing of Newkirk REIT's initial public offering made pursuant to (i) above, and (iii) quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods, less any amounts paid on account of the T-Two Loan. The Partnership will also be required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments will be based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on the Partnership's assets and the assets of the Partnership's subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Partnership or the Partnership's subsidiaries.

      The Partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan is secured by substantially all of the assets of the Partnership and contains customary financial and other covenants consistent with the prior loan.


                                     9 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 2 - REFINANCING (Continued)

      Concurrently with the loan, T-Two Partners also obtained a loan from the Lenders in the principal amount of $272,241,000 (the "T-Two Loan"), the proceeds of which were used to satisfy the outstanding balance including accrued interest on a loan made by Bank of America, N.A. to T-Two Partners of $271,989,000. The interest rate, maturity date and principal terms of the T-Two Loan are the same as the Partnership's loan. The Partnership agreed to guarantee the obligations of T-Two Partners under the T-Two Loan.

      The Partnership and T-Two Partners have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250 million of the loan balance; (ii) a LIBOR rate cap agreement at 5% with Bank of America, N.A. for $450 million through November 2005 and $425 million through November 2006; and (iii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290 million.

Note 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      On August 11, 2005, a portion of the loan with the Lenders was hedged by a series of agreements as discussed above in Note 2. The Partnership designated the agreements as hedges to effectively fix the interest rate on a portion of its loan with the Lenders and to cap the interest rate on a portion of the loan.

      At September 30, 2005, derivatives with a fair value of $478,800 and $1,351,403 were included in deferred financing costs and in other liabilities, respectively. The change in net unrealized loss for the three months and nine months ended September 30, 2005 of ($1,461,000) for derivatives designated as cash flow hedges is recorded in shareholders' equity as other comprehensive loss. No hedge ineffectiveness on cash flow hedges was recognized during the third quarter of 2005. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings over time as the hedged items are recognized in earnings.

      The Partnership does not use derivatives for trading or speculative purposes nor does the Partnership currently have any derivatives that are not designated as hedges.

Note 4 - RELATED PARTY TRANSACTIONS

      Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the "Newkirk Group", performs asset management services for the Partnership and received a fee of $1.4 million for the nine months ended September 30, 2005 and 2004. The Newkirk Group, which managed the Newkirk Partnerships, is comprised of certain affiliates of Apollo Real Estate Fund III, L.P., ("Apollo"), Vornado Realty Trust, ("Vornado") and senior executives of WFA.


                                    10 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 4 - RELATED PARTY TRANSACTIONS (Continued)

      The Partnership provides certain asset management, investor and administrative services to partnerships, whose general partners were controlled by the Newkirk Group, and which were not merged into the Partnership (the "Other Partnerships"). The general partners of these partnerships are owned by the Partnership. The Partnership earned $0.2 million and $0.3 million of management fees for these services for the nine months ended September 30, 2005 and 2004, respectively. The Partnership had receivables for management fees of $0.8 million and $0.9 million due from these partnerships at September 30, 2005 and December 31, 2004, respectively.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes four first mortgage loans encumbering five Partnership properties and one other property controlled by affiliates of the general partner. The Partnership has a loan receivable which is included in other assets, net of discount, of $10.0 million and $10.1 million at September 30, 2005 and December 31, 2004, respectively, and earned interest income of $1.2 and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively, related to this ownership interest.

      T-Two Partners is the 100% beneficial owner of certain of the contract right mortgage notes. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership incurred $16.6 million and $19.2 million ($1.0 million and $2.2 million of which is included in discontinued operations, respectively) of interest expense on these contract rights during the nine months ended September 30, 2005 and 2004, respectively. Contract right mortgage notes and accrued interest payable includes $233.8 million and $249.4 million due to T-Two Partners at September 30, 2005 and December 31, 2004, respectively. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. The Newkirk Group had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, as described below, the Partnership and the owners of T-Two Partners modified these rights.

      During November 2003, the Partnership obtained a $208.5 million loan with Bank of America, N.A. At the same time that the Partnership obtained the loan, T-Two Partners obtained a $316.5 million loan with Bank of America, N.A. This loan is referred to as the Original T-Two Loan. At the time the owners of T-Two Partners agreed to eliminate their put option which could have required the Partnership to purchase T-Two Partners' assets in December 2007 and the Partnership agreed to guarantee repayment of the Original T-Two Loan. The Original T-Two Loan was secured by all of the assets of T-Two Partners, including the contract right mortgage notes receivable from the Partnership. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points.


                                    11 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 4 - RELATED PARTY TRANSACTIONS (Continued)

      In connection with the November 2003 financing transactions described above, the Partnership and the owners of T-Two Partners modified the Partnership option in certain respects. First, the Partnership was given the right to exercise the option at any time before November 24, 2009, or any other time as agreed upon by the parties. Second, the purchase price was payable in cash rather than units of the Partnership. Finally, the formula for determining the purchase price payable by the Partnership if it exercises the option was revised in a manner that the Partnership's general partner believed to be significantly more favorable to the Partnership than the formula previously in effect. Specifically, the purchase price would be calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the Original T-Two Loan (approximately $7,346,000), the cost of any refinancing ($3,903,000, representing amounts allocated in connection with the August 11, 2005 refinancing discussed in Note 2) and the cost of administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the Original T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans.

      The Partnership has determined that T-Two Partners is a Variable Interest Entity, ("VIE"), but that the Partnership is not the primary beneficiary of the VIE.

      T-Two Partners will reimburse the Partnership for approximately $7.3 million of closing costs incurred in connection with the Original T-Two Loan and $3.9 million of closing costs incurred in connection with the refinancing, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $0.3 million and $0.4 million on this obligation during the nine months ended September 30, 2005 and 2004, respectively. Subsequent to September 30, 2005, the Partnership acquired all the partnership interests in T-Two partners (see
      Note 8).

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15.7 million and $15.2 million at September 30, 2005 and December 31, 2004, respectively. Included in interest expense is $0.6 million and $0.5 million to related parties for the nine months ended September 30, 2005 and 2004, respectively.

      In August 2005, WFA loaned $200,000 to a partnership in which the Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan is expected to be repaid in the first quarter of 2006.


                                    12 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 5 - CONTINGENCIES

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

      In June 2005, the Partnership entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by the Partnership in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and the partnership granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, the Partnership recognized a $14,754,000 impairment loss in the second quarter of 2005.

      Hershey Foods Corporation ("Hershey") is the tenant of a 430,000 square foot facility in New Kingston, Pennsylvania. In August 2005, the Partnership and Hershey agreed that Hershey will exercise its purchase option on the property for $11,350,000. Hershey will also pay $3,837,659 of deferred rent. The parties have agreed that the transaction will be consummated on or before November 22, 2005. It is anticipated that the Partnership will recognize a gain of $1.2 million on the transaction.

      The Partnership received a notice dated August 30, 2005 from Albertson's, Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson's, Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. The Partnership can reject this offer by notifying Albertson's, Inc. by April 18, 2006. The Partnership is currently evaluating whether the offer should be rejected. The Partnership recorded an impairment loss of $550,000 on this property during the third quarter of 2005

      The Partnership owns two office buildings in New Orleans, Louisiana, containing an aggregate of 403,027 square feet of space that are leased to Hibernia Bank. Both buildings are located in the area affected by Hurricane Katrina. The tenant has remained current in its rent obligations and is responsible for all repairs, maintenance and capital expenditures associated with these properties.


                                    13 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 6 - EQUITY

      On August 5, 2005, the Partnership entered into an agreement with Newkirk Realty Trust, Inc., a newly-formed Maryland corporation that intends to qualify as a real estate investment trust ("Newkirk REIT"), and a number of other parties pursuant to which, among other things, the Partnership agreed that upon the consummation of the initial public offering by Newkirk REIT (See Note 8): (i) Newkirk REIT will be appointed as the successor general partner of the Partnership in place of MLP GP LLC, the current general partner; (ii) the partnership agreement of the Partnership will be amended and restated to provide that limited partners (other than Newkirk REIT) will have the right, beginning on the 12 month anniversary of the initial public offering, to cause the Partnership to redeem their interest in the Partnership at a price that will be based on the trading price of Newkirk REIT's common stock at the time of redemption, and (iii) the amended and restated partnership agreement of the Partnership will contain certain other provisions as are necessary and/or customary to provide for an umbrella real estate trust (UPREIT) structure.

      In addition, in connection with the Newkirk REIT initial public offering, Newkirk REIT will acquire a controlling interest in the Partnership by making a capital contribution to the Partnership in exchange for an ownership interest in the Partnership and acquiring additional interests in the Partnership from certain existing limited partners.

      Each of the foregoing transactions was subject to Newkirk REIT's consummating its initial public offering (See Note 8).

Note 7 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the nine months ended September 30, 2005, the Partnership sold six properties for a combined net sales price of approximately $31.3 million. After satisfying existing mortgage indebtedness and other costs, the net sales proceeds were approximately $17.0 million of which approximately $2.4 million was applied to a principal payment of the note payable to Bank of America, N.A. The Partnership recognized a net gain on disposal of these properties of approximately $16.1 million.

      During the nine months ended September 30, 2004, the Partnership sold 51 properties for a combined net sales price of approximately $123.9 million. After satisfying existing mortgage indebtedness and other costs and adjustments, the net sales proceeds were approximately $57.5 million of which $41.7 million was applied to a principal payment on the note payable. The Partnership recognized a net gain on disposal of these properties of $48.4 million.

      The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, the Partnership has classified properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying


                                    14 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 7 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      consolidated balance sheets and has classified the operations of these properties and the sold properties as discontinued operations in the accompanying condensed consolidated statement of operations.

      During the third quarter of 2005, two properties previously included in discontinued operations were placed back in service. The operating results of these properties are now included in continuing operations for all periods presented in the financial statements.

      Discontinued operations for the nine months ended September 30, 2005 and 2004 are summarized as follows (in thousands):

                                                            2005         2004
                                                          --------     --------

            Revenue                                       $  5,481     $ 13,180

            Expenses                                        (1,732)      (4,451)
            Impairment loss on real estate                  (1,433)      (3,465)
            Net loss from early extinguishment
               of debt                                      (1,530)      (6,541)
            Gain from disposal of real estate               16,082       48,390
                                                          --------     --------

            Income from discontinued operations           $ 16,868     $ 47,113
                                                          ========     ========


      Expenses include interest expense to related parties of $1.0 million and $2.2 million, for the nine months ended September 30, 2005 and 2004, respectively.

      Other assets of discontinued operations at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                                    2005    2004
                                                                    ----    ----

            Receivables                                             $235    $ 81
            Other assets                                             126     163
                                                                    ----    ----

                                                                    $361    $244
                                                                    ====    ====


                                    15 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 7 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

      Liabilities of discontinued operations at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

                                                               2005       2004
                                                              -------    -------

            Mortgage notes and accrued interest payable       $ 5,030    $ 5,672

            Contract right mortgage notes and accrued
              interest payable (including $6,134 and
              $11,825 to related parties)                       6,134     11,825
                                                              -------    -------

                                                              $11,164    $17,497
                                                              =======    =======

Note 8 - SUBSEQUENT EVENTS

      On November 7, 2005, Newkirk REIT completed its initial public offering of common stock (the "REIT IPO"). The common stock of Newkirk REIT is traded on the New York Stock Exchange under the symbol "NKT". In connection with this transaction, on November 7, 2005:

      o Newkirk REIT was appointed as the successor general partner of the Partnership in place of MLP GP LLC;

      o the Partnership's agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners, other than Newkirk REIT, the right, beginning on November 7, 2006 and subject to certain limitations, to cause the Partnership to redeem their interest in the Partnership at a price based on the closing price of Newkirk REIT's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk REIT will be permitted to elect to purchase tendered partnership interests of the Partnership for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk REIT's common stock;

      o in order to facilitate the UPREIT structure, the Partnership effected a 7.5801 to 1 Unit split of the outstanding Units thereby increasing the outstanding Units to 47,500,000 Units;

      o Newkirk REIT and the Partnership retained NKT Advisors LLC (the "Advisor") pursuant to an advisory agreement to manage the Partnership's assets and the day-to-day operations of the Partnership and Newkirk REIT, subject to the supervision of Newkirk REIT's board of directors;


                                    16 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          FORM 10-Q SEPTEMBER 30, 2005

Note 8 - SUBSEQUENT EVENTS (Continued)

      o Newkirk REIT acquired 15,625,000 newly-issued Units (post-split) from the Partnership in exchange for $235.8 million and an additional 1,250,000 Units (post-split) in exchange for the contribution of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk REIT, that Newkirk REIT had acquired from First Union Real Estate Equity and Mortgage Investments. Newkirk REIT also purchased 2,500,000 outstanding Units (post-split) from Apollo Real Estate Investment Fund III, L.P. and WEM-Brynmawr Associates LLC for $37.7 million. Following these purchases, Newkirk REIT owns 19,375,000 Units or 30.1% of the 64,375,000 outstanding Units. The per Unit price paid by Newkirk REIT for such Units (other than the 1,250,000 Units acquired in respect of exclusivity rights) was equal to the per share offering price under the REIT IPO, less underwriting commissions;

      o The Advisor was issued special voting preferred stock of Newkirk REIT entitling it to vote on all matters for which Newkirk REIT common stockholders are entitled to vote. The number of votes that the Advisor will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of Units outstanding immediately following consummation of the REIT IPO (excluding Units held by Newkirk REIT). As Units are redeemed at the option of a Unitholder, the number of votes attaching to the Advisor's special voting preferred stock will decrease by an equivalent amount. The advisory agreement between the Partnership, Newkirk REIT and the Advisor provides that on all matters for which the Advisor is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than Newkirk REIT, on such matters, except that the Advisor (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances; and

      o The Partnership acquired all of the partnership interests in T-Two Partners, L.P.


                                    17 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements. Forward-looking statements include information relating to the Partnership's intent, belief or current expectations.

      Your partnership identifies forward-looking statements in this Form 10-Q by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases (or the negative thereof).

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

      Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, your partnership cannot assure you that such expectations will be attained or that any deviations will not be material. Your partnership disclaim any obligation or undertaking to disseminate to you any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any statement is based.

      Overview

      At September 30, 2005, your partnership owned an interest in 204 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. At September 30, 2005, there were two properties which were vacant and not leased containing approximately 235,000 square feet of space. The remaining 16,966,000 square feet or 98.6% are leased. Your partnership also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of your partnership's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for your partnership as well as other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets. In addition, your partnership, or an affiliate of your general partner, controls the general partner of the real estate limited partnerships in which your partnership owns limited partnership interests, and your partnership had an option to acquire second mortgage debt secured by a substantial number of your partnership's properties as well as the properties owned by seven other partnerships. Your partnership exercised this option in connection with the REIT IPO as discussed below in "Other Matters".

      Your partnership intends to manage the existing properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon expiration of a


                                    18 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Overview (Continued)

      property's lease, your partnership intends to extend the lease or promptly re-lease the property to a new tenant. If your partnership is unable to extend a lease or re-lease the property on a net lease basis, your partnership's general intention is to either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions, your partnership may elect to retain non-net leased properties so as to maximize returns.

      The primary risks associated with re-tenanting properties are: (i) the period of time required to find a new tenant; (ii) whether renewal rental rates will be lower than in-place rental rates; (iii) significant leasing costs such as commissions and tenant improvement allowances; and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. Your partnership addresses these risks by contacting tenants well in advance of their lease expirations to ascertain their occupancy needs, visiting the properties to determine the physical condition of the property and meeting with local brokers to determine the depth of the rental market.

      Your partnership's future strategy differs from its historical strategy in that your partnership intends to employ a portion of the proceeds from the REIT IPO as well as from future debt or equity financing and redeploy a portion of your partnership's cash flow from operations and property sales to engage in significantly more acquisition and investment activity than your partnership historically has conducted. Your partnership will look to:

      o acquire individual net leased properties and portfolios of net leased properties;

      o complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

      o acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

      o acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

      o acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

      o participate in development projects relating to net lease properties; and

      o     explore investment opportunities in non-domestic markets.


                                    19 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Trends

      Competition

      Your partnership expects to face increased competition for your partnership's targeted investments. Your partnership intends to capitalize on the acquisition and investment opportunities that your partnership's senior management may bring to your partnership as a result of its acquisition experience. Through its broad experience, your partnership's senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition your partnership believes that Winthrop Financial Associates' significant real estate management infrastructure will provide your partnership with the economies of scale associated with Winthrop Financial Associates' current business operations and thus will provide your partnership with a competitive advantage when bidding on investment opportunities.

      Interest rate environment

      The current yield curve indicates that interest rates are likely to increase. The effect of future interest rate increases on future acquisitions is not possible to predict but with respect to the effect on your partnership's floating rate debt, your partnership may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on your partnership's operations. Toward that end, your partnership and T-Two Partners have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR Rate at 4.642% for $250 million of the loan balance; (ii) an interest rate cap agreement with Fleet Bank for $450 million through November 2005 and $425 million through November 2006 capping the LIBOR Rate at 5%; and (iii) an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6% for the period from November 2006 until August 2008 for a notional Amount of $290 million related to KeyBank National Association debt. Your partnership does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.

      Liquidity and Capital Resources

      Historically, your partnership's principal sources of funds have been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by your partnership from its properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, your partnership does not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, your partnership would be obligated for all operating expenses, including real estate taxes and insurance. As of September 30, 2005, two properties were vacant, representing 1.4% of your partnership's square footage.


                                    20 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Liquidity and Capital Resources (Continued)

      In connection with the REIT IPO, your partnership will issue new units, the proceeds of which will be used to repay $150.0 million of existing debt and the balance of the proceeds from the sale of new units will be utilized to fund future acquisitions and fund working capital requirements. Newkirk REIT will conduct all of its operations through your partnership. As a public company Newkirk REIT will have access to public and private equity and debt markets and selective secured indebtedness. Your partnership may also seek an unsecured credit facility. However, there are factors that may have a material adverse effect on your partnership's and Newkirk REIT's access to capital sources. The ability to incur additional debt to fund acquisitions will be dependent upon your partnership's existing leverage and its debt covenants, the value of the assets your partnership is attempting to leverage and general economic conditions, which are outside of the influence of your partnership and Newkirk REIT.

      Your partnership's UPREIT structure will enable your partnership to acquire properties for cash and/or by issuing to sellers, as a form of consideration, limited partnership interests in your partnership. Your partnership intends to utilize this structure to facilitate your partnership's ability to acquire individual properties and portfolios of properties by structuring transactions which will defer tax payable by a seller while preserving your partnership's available cash for other purposes, including the payment of dividends and distributions.

      Your partnership believes that cash flows from operations will continue to provide adequate capital to fund the operating and administrative expenses and regular debt service obligations, as well as dividend payments required to be made by Newkirk REIT to satisfy REIT requirements, in both the short-term and long-term. In addition, your partnership anticipates that cash on hand and net proceeds from the issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for acquisitions and future capital costs required as a result of lease turnover by your partnership.

      The level of liquidity based on cash and cash equivalents experienced a $262,000 decrease at September 30, 2005 as compared to December 31, 2004. The decrease was due to net cash used in financing activities of $123,048,000 which was offset by net cash provided by operating activities of $106,390,000 and net cash provided by investing activities of $16,396,000. Cash used in financing activities consisted primarily of mortgage note, contract right mortgage note, and note payable payoffs of $428,758,000, principal payments on mortgage, contract right and notes payable of $96,932,000, mortgage prepayment penalties of $23,548,000, partner distributions of $37,692,000, distributions to minority interests of $4,876,000, limited partner buyouts of $2,042,000 and an increase in deferred costs of $6,959,000, which were substantially offset by proceeds from new debt of $477,759,000. Net cash provided by investing activities included $31,341,000 of net proceeds from disposal of real estate, which were offset by building improvements of $194,000, an increase in restricted cash of $14,671,000, and additional investments in limited partnership interests of $80,000.


                                    21 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Off-Balance Sheet Arrangements

      At September 30, 2005, your partnership had $44,022,000, of which $22,967,000 is restricted, in cash reserves which were invested primarily in money market mutual funds.

      On November 24, 2003, at the same time as your partnership obtained its loan from Bank of America, N.A., T-Two Partners obtained a $316,526,573 loan from Bank of America, N.A. We refer to this loan as the Original T-Two Loan. The interest rate, maturity date and principal terms of the Original T-Two Loan were the same as your partnership's loan. The Original T-Two Loan was secured by all the assets of T-Two Partners, including the second mortgage loans receivable from your partnership. Your partnership guaranteed repayment of the Original T-Two Loan to Bank of America, N.A. In consideration for your partnership's guarantee, the owners of T-Two Partners agreed to the elimination of their put option with respect to T-Two Partners, and to provide a credit line to your partnership bearing interest at LIBOR plus 450 basis points. Any amounts advanced to your partnership under the credit line would have to be repaid in full before your partnership could purchase the interests in T-Two Partners if your partnership exercised the purchase option described below. There are no amounts that have been advanced under the credit line.

      Your partnership's call option, with respect to T-Two Partners, had previously provided for the acquisition of the interests in T-Two Partners in January 2008 in exchange for a number of units in your partnership to be determined at the time of exercise based on an agreed-upon formula. Your partnership and the owners of T-Two Partners modified your partnership's option in certain respects. First, the option can now be exercised by your partnership at any time before November 24, 2009, or at any other time as mutually agreed upon by the parties. Second, the purchase price is payable in cash rather than units in your partnership. Finally, the formula for determining the purchase price payable by your partnership if it exercises the option has been revised in a manner that your partnership's general partner believes to be significantly more favorable to your partnership than the formula previously in effect. Specifically, the purchase price is calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the Original T-Two Loan (approximately $7,346,000), the cost of any refinancing ($3,903,000 representing amounts allocated in connection with the August 11, 2005 refinancing with KeyBank National Association and Bank of America, N.A.) and administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans. Under the original option, the formula for determining the purchase price was based upon the face amount of the outstanding contract rights. The revised formula begins with an initial amount of $316,526,573 which represents a substantial discount off the face amount of the outstanding contract rights. In addition, under the revised formula, your partnership's purchase price is reduced by the difference between the payments made by your partnership to T-Two Partners under the terms of the contract rights and the amount paid by T-Two Partners under the terms of the T-Two Loan, thus giving the benefit of the lower T-Two Loan interest rate to your partnership. Because of the interest rate swap and cap agreements acquired in connection with the Bank of America note payable and the T-Two Loan, there is no increase in our market risk. Subsequent to September 30, 2005, your partnership exercised this option as discussed below in "Other Matters".


                                    22 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Capital Expenditures

      Due to the net lease nature of your partnership's leases, your partnership does not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, your partnership expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings.

      Other Matters

      In January 2005, your partnership sold a property located in Flagstaff, Arizona for $2,300,000. After payment of closing costs, the net sales proceeds were approximately $2,200,000 of which approximately $1,620,000 was used to pay a portion of the Partnership's note payable to Bank of America, N.A.

      In February 2005, your partnership acquired for $10,000 approximately .29% of the total limited partnership units outstanding in a partially owned partnership. Your partnership currently owns approximately 23.84% in the partnership.

      In March 2005, your partnership recorded a $2,200,000 impairment loss on a property located in Evanston, Wyoming. Your partnership had attempted to sell the property and thus recorded its activity as discontinued operations prior to the third quarter of 2005. Your partnership has reevaluated this property and is now attempting to lease the property; as such, the operating results of the property are now included in continuing operations.

      In March 2005, your partnership acquired from its limited partners 364,026 of its units of limited partnership interest at a purchase price of $5.61 per unit.

      In April 2005, your partnership sold a property located in Dallas, Texas for $150,000. After satisfaction of existing mortgage indebtedness and other costs, the net proceeds to your partnership were approximately $54,000.

      In May 2005, your partnership sold a property located in Rockdale, Texas for $530,000. Net proceeds to your partnership were approximately $279,000 after satisfying existing mortgage indebtedness and other costs. Approximately $209,000 of the net proceeds was used to pay a portion of the Partnership's note payable to Bank of America, N.A.

      Your partnership sold a property located in Woodville, Texas in June 2005 for $300,000. After satisfaction of existing mortgage indebtedness and other costs, the net proceeds were approximately $67,000 of which approximately $50,000 was used to pay a portion of your partnership's note payable to Bank of America, N.A.

      In June 2005, your partnership entered into an agreement with Honeywell International, Inc., the


                                    23 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

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

      In June 2005, your partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. Your partnership owned approximately 46.35% of the limited partnership following the acquisition.

      In June 2005, your partnership acquired 167 units of limited partnership interest from a limited partner at a price of $5.61 per unit.

      Your partnership owns a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. This tenant is presently not using a substantial portion of the building and, although it has not given notice to your partnership, has publicly announced that it will not be renewing its lease. Thus, your partnership believes that the tenant will not renew its lease. While your partnership will attempt to sell or re-lease the property there is a substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that your partnership will lose this property through foreclosure. Your partnership recorded an $11,328,000 impairment loss in the second quarter of 2005 on this property.

      Hershey Foods Corporation ("Hershey") is the tenant of a 430,000 square foot facility in New Kingston, Pennsylvania. In August 2005, your partnership and Hershey agreed that Hershey will exercise its purchase option on the property for $11,350,000. Hershey will also pay $3,837,659 of deferred rent. The parties have agreed that the transaction will be consummated on or before November 22, 2005. It is anticipated that your partnership will recognize a gain of $1.2 million on the transaction.

      Your partnership owns two office buildings in New Orleans, Louisiana, containing an aggregate of 403,027 square feet of space that are leased to Hibernia Bank. Both buildings are located in the area affected by Hurricane Katrina. The tenant has remained current in its rent obligations and is responsible for all repairs, maintenance and capital expenditures associated with these properties.

      In July 2005, your partnership sold a vacant property located in Taylor, Texas for $1,200,000. After satisfying existing mortgage indebtedness and other costs, the net proceeds were approximately $0.7 million of which approximately $0.5 million was applied to a principal payment on the note payable to Bank of America, N.A.

      In August 2005, your partnership sold a property in Colton, California for $27,500,000. Net


                                    24 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      proceeds were approximately $13,900,000 after satisfying existing mortgage indebtedness and other costs. A portion of these proceeds, approximately $10.4 million, were deposited into a restricted capital improvement reserve at KeyBank National Association in accordance with the loan agreement.

      Your partnership received a notice dated August 30, 2005 from Albertson's, Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson's, Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. Your partnership can reject this offer by notifying Albertson's, Inc. by April 18, 2006. Your partnership is currently evaluating whether the offer should be rejected. Your partnership recorded an impairment loss of $550,000 on this property during the third quarter of 2005.

      In September 2005, your partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. Your partnership currently owns approximately 47.51% of the limited partnership.

      On November 7, 2005, Newkirk REIT completed its initial public offering of common stock (the "REIT IPO"). The common stock of Newkirk REIT is traded on the New York Stock Exchange under the symbol "NKT". In connection with this transaction, on November 7, 2005:

      o Newkirk REIT was appointed as the successor general partner of your partnership in place of MLP GP LLC;

      o Your partnership's agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners, other than Newkirk REIT, the right, beginning on November 7, 2006 and subject to certain limitations, to cause your partnership to redeem their interest in the Partnership at a price based on the closing price of Newkirk REIT's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk REIT will be permitted to elect to purchase tendered partnership interests of your partnership for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk REIT's common stock;

      o in order to facilitate the UPREIT structure, your partnership effected a 7.5801 to 1 Unit split of the outstanding Units thereby increasing the outstanding Units to 47,500,000 Units;

      o Newkirk REIT and your partnership retained NKT Advisors LLC (the "Advisor") pursuant to an advisory agreement to manage your partnership's assets and the day-to-day operations of your partnership and Newkirk REIT, subject to the supervision of Newkirk REIT's board of directors;


                                    25 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      o Newkirk REIT acquired 15,625,000 newly-issued Units (post-split) from your partnership in exchange for $235.8 million and an additional 1,250,000 Units (post split) in exchange for the contribution of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk REIT, that Newkirk REIT had acquired from First Union Real Estate Equity and Mortgage Investments. Newkirk REIT also purchased 2,500,000 outstanding Units (post-split) from Apollo Real Estate Investment Fund III, L.P. and WEM-Brynmawr Associates LLC for $37.7 million. Following these purchases, Newkirk REIT owns 19,375,000 Units or 30.1% of the 64,375,000 outstanding Units. The per Unit price paid by Newkirk REIT for such Units (other than the 1,250,000 Units acquired in respect of exclusivity rights) was equal to the per share offering price under the REIT IPO, less underwriting commissions;

      o The Advisor was issued special voting preferred stock of Newkirk REIT entitling it to vote on all matters for which Newkirk REIT common stockholders are entitled to vote. The number of votes that the Advisor will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of Units outstanding immediately following consummation of the REIT IPO (excluding Units held by Newkirk REIT). As Units are redeemed at the option of a Unitholder, the number of votes attaching to the Advisor's special voting preferred stock will decrease by an equivalent amount. The advisory agreement between your partnership, Newkirk REIT and the Advisor provides that on all matters for which the Advisor is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than Newkirk REIT, on such matters, except that the Advisor (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances; and

      o Your partnership acquired all of the partnership interests in T-Two Partners, L.P.

      Results of Operations

      Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

      Income from Continuing Operations

      Income from continuing operations decreased by $47,821,000 to $16,151,000 for the nine months ended September 30, 2005 from $63,972,000 for the nine months ended September 30, 2004. As more fully described below, this decrease is attributable to a decrease in total revenue of $3,679,000, an increase in total expenses of $44,229,000 and an increase in minority interest expense of $266,000, which was partially offset by an increase in equity in income from investments in limited


                                    26 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Income from Continuing Operation (Continued)

      partnerships of $353,000.

      Rental Income

      Rental income decreased by $3,813,000 or 2.1% to $181,728,000 for the nine months ended September 30, 2005 from $185,541,000 for the nine months ended September 30, 2004. Approximately $2,437,000 of the decrease was due to the vacancy of a property located in Bedford, Texas. The decrease was also due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates. Leased square footage remained consistent at approximately 99%.

      Interest Income

      Interest income increased by $162,000 or 7.2% to $2,407,000 for the nine months ended September 30, 2005 from $2,245,000 for the nine months ended September 30, 2004. The increase was due to maintenance of higher invested cash balances.

      Management Fee Income

      Management fee income decreased by $28,000 or approximately 11.0% to $227,000 for the nine months ended September 30, 2005 from $255,000 for the nine months ended September 30, 2004. The decrease is attributable to fewer non-consolidated properties under management resulting from the sale of properties under management.

      Interest Expense

      Interest expense decreased by $10,297,000 or approximately 15.3% to $56,943,000 for the nine months ended September 30, 2005 compared to $67,240,000 for the nine months ended September 30, 2004. The decrease was primarily due to interest savings of $7,677,000 as a result of the combination of loan payoffs and a lower interest rate on the new refinanced debt and a decrease in amortization expense on deferred costs of $2,620,000.

      Net Loss on Extinguishment of Debt

      Net loss on extinguishment of debt increased by $29,121,000 or approximately 619.6% to $29,168,000 for the nine months ended September 30, 2005 from $47,000 for the nine months ended September 30, 2004. The increase was primarily due to the refinancing of partnership debt which occurred on August 11, 2005. Your partnership incurred approximately $23,548,000 of prepayment penalties and approximately $7,323,000 of deferred mortgage costs were written off as


                                    27 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Net Loss on Extinguishment of Debt (Continued)

      a result of the refinancing. Your partnership also recorded a net gain on the extinguishment of the debt refinanced of approximately $1,703,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

      Depreciation

      Depreciation expense increased by $5,757,000 or approximately 21.4% to $32,674,000 for the nine months ended September 30, 2005 compared to $26,917,000 for the nine months ended September 30, 2004. An increase of $5,977,000 is attributable to the shortening of the useful life of five properties. Also, two properties were classified into continuing operations from discontinued operations during the third quarter of 2005. As a result, an additional depreciation expense was incurred in the third quarter of 2005 as no depreciation was taken on these properties while they were in discontinued operations. This increase is partially offset by a decrease in depreciation expense attributed to fully depreciated properties.

      General and Administrative

      General and administrative expenses increased by $181,000 or 6.5% to $2,979,000 for the nine months ended September 30, 2005 compared to $2,798,000 for the nine months ended September 30, 2004. The increase is the result of a charge to bad debt expense of approximately $317,000 which was partially offset by a decrease in professional fees.

      Operating

      Operating expenses increased by $356,000 or 291.8% to $478,000 for the nine months ended September 30, 2005 compared to $122,000 for the nine months ended September 30, 2004. The operating expenses are the result of two vacant properties which have been vacant for all of 2005 as compared to only a portion of 2004.

      Impairment Loss

      Your partnership recorded a $28,282,000 impairment loss for the nine months ended September 30, 2005. An $11,328,000 impairment loss was recorded on a property located in Toledo, Ohio in which the tenant is not expected to renew their lease. Your partnership also recorded a $14,754,000 impairment loss as a result of a restructuring of a tenant's lease of four properties in Morris Township, New Jersey. Additionally, an impairment loss of $2,200,000 was recorded on a property located in Evanston, Wyoming due to an offer to purchase the property which was lower than the properties carrying value. For the nine months ended September 30, 2004, your partnership recorded an impairment loss of $9,600,000 on a property located in Bedford, Texas.


                                    28 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Amortization Expense

      Amortization expense decreased by $16,000 or less than 1.0% to $2,085,000 for the nine months ended September 30, 2005 compared to $2,101,000 for the nine months ended September 30, 2004. The decrease is primarily the result of a slight decrease in land estate amortization as a result of several properties' land estates maturing.

      Ground Rent

      Ground rent expense increased by $113,000 or 4.9% to $2,415,000 for the nine months ended September 30, 2005 compared to $2,302,000 for the nine months ended September 30, 2004. The increase was primarily due to a ground lease extension for a property located in Orlando, Florida. Under the ground lease extension, the ground rent increased by approximately $106,000 for the nine months ended September 30, 2005.

      State and Local Taxes

      State and local tax expense increased by $332,000 or approximately 28.7% to $1,488,000 for the nine months ended September 30, 2005 compared to $1,156,000 for the nine months ended September 30, 2004. The increase is primarily the result of a payment of approximately $262,000 to the State of Tennessee in the second quarter of 2005 as a result of an audit of prior periods. The increase was also attributable to a new entity-level tax imposed by the State of Kentucky.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $353,000 or approximately 18.0% to $2,317,000 for the nine months ended September 30, 2005 compared to $1,964,000 for the nine months ended September 30, 2004. The increase is primarily the result of lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in two limited partnerships.

      Minority Interest Expense

      Minority interest expense increased by $266,000 or approximately 1.9% to $14,016,000 for the nine months ended September 30, 2005 compared to $13,750,000 for the nine months ended September 30, 2004. The increase was the result of higher earnings primarily as a result of lower interest expense at the non-wholly owned consolidated properties.

      Discontinued Operations

      During the nine months ended September 30, 2005, your partnership sold six properties for a combined net sales price of approximately $31,300,000. Your partnership recognized a net gain on


                                    29 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Discontinued Operations (Continued)

      disposal of these properties of $16,082,000. The sale and operations of these properties for all periods presented has been recorded as discontinued operations in compliance with the provisions of SFAS No. 144. The loss from discontinued operations included a $1,433,000 impairment loss. An impairment loss of $883,000 was taken on two properties located in Texas which were sold in the second quarter. Also a $550,000 impairment loss on a property located in Rock Falls, Illinois was taken during the third quarter of 2005 once your partnership was notified of the tenant's offer to purchase the property.

      During the nine months ended September 30, 2004, your partnership sold 51 properties for a combined net sales price of approximately $123,900,000. Your partnership recognized a net gain on disposal of these properties of $48,390,000. The income from discontinued operations included a $3,465,000 impairment loss, primarily related to a property located in Pennsylvania which is currently expected to be sold in the fourth quarter of 2005.

      Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

      Income from Continuing Operations

      Income from continuing operations decreased by $31,389,000 to a loss of $7,353,000 for the three months ended September 30, 2005 from $24,036,000 for the three months ended September 30, 2004. As more fully described below, this decrease is attributable to a decrease in total revenue of $739,000, an increase in total expenses of $30,640,000 and an increase in minority interest expense of $96,000, which was partially offset by an increase in equity income from investments in limited partnerships of $86,000.

      Rental Income

      Rental income decreased by $853,000 or approximately 1.4% to $60,397,000 for the three months ended September 30, 2005 from $61,250,000 for the three months ended September 30, 2004. The decrease was primarily due to lower rental income resulting from lease renewals at rates that are lower than the primary terms.

      Interest Income

      Interest income increased by $125,000 or approximately 17.1% to $855,000 for the three months ended September 30, 2005 from $730,000 for the three months ended September 30, 2004. The increase was due to maintenance of higher invested cash balances.


                                    30 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Management Fee Income

      Management fee income decreased by $11,000 or approximately 13.9% to $68,000 for the three months ended September 30, 2005 from $79,000 for the three months ended September 30, 2004. The decrease is attributable to sales of properties previously under management.

      Interest Expense

      Interest expense decreased by $4,926,000 or approximately 22.0% to $17,419,000 for the three months ended September 30, 2005 compared to $22,345,000 for the three months ended September 30, 2004. The decrease was primarily due to interest savings of $3,586,000 as a result of the combination of loan payoffs and lower interest rate on the new refinanced debt and a decrease in amortization expense on deferred costs of $1,340,000.

      Net Loss on Extinguishment of Debt

      Net loss on extinguishment of debt increased by $29,120,000 or approximately 606.7% to $29,168,000 for the three months ended September 30, 2005 from $48,000 for the three months ended September 30, 2004. The increase was primarily due to the refinancing of partnership debt which occurred on August 11, 2005. Your partnership incurred approximately $23,548,000 of prepayment penalties and approximately $7,323,000 of deferred mortgage costs were written off as a result of the refinancing. Your partnership also recorded a net gain on the extinguishment of the debt refinanced of approximately $1,703,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

      Depreciation

      Depreciation expense increased by $5,819,000 or approximately 64.8% to $14,803,000 for the three months ended September 30, 2005 compared to $8,984,000 for the three months ended September 30, 2004. An increase of $5,619,000 is primarily attributed to the shortening of the useful life of five properties. Also, two properties were classified into continuing operations from discontinued operations during the third quarter of 2005. As such, an additional depreciation expense of approximately $420,000 was incurred for these properties as compared to the third quarter of 2004. These increases were partially offset by a decrease in depreciation expense attributed to fully depreciated properties.

      General and Administrative

      General and administrative expenses increased by $182,000 or approximately 19.4% to $1,121,000 for the three months ended September 30, 2005 compared to $939,000 for the three months ended September 30, 2004. The increase is the result of a charge to bad debt expense of approximately $299,000 which was offset by a decrease in professional fees.


                                    31 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Operating

      Operating expenses increased by $151,000 or 145.2% to $255,000 for the three months ended September 30, 2005 compared to $104,000 for the three months ended September 30, 2004. The operating expenses are the result of two vacant properties which have been vacant for all of 2005 as compared to only a portion of 2004.

      Amortization Expense

      Amortization expense increased by $30,000 or approximately 4.3% to $722,000 for the three months ended September 30, 2005 compared to $692,000 for the three months ended September 30, 2004. The increase is primarily the result of an increase in amortization expense on deferred costs as a result of the new loan of approximately $48,000. This increase was partially offset by a decrease in land estate amortization as several properties' land estates matured.

      Ground Rent

      Ground rent expense increased slightly by $113,000 or approximately 14.7% to $880,000 for the three months ended September 30, 2005 compared to $767,000 for the three months ended September 30, 2004. The increase was primarily due to a ground lease extension for a property located in Orlando, Florida. Under the ground lease extension, the ground rent increased by approximately $106,000 for the nine months ended September 30, 2005.

      State and Local Taxes

      State and local tax expense increased by $151,000 or approximately 61.4% to $397,000 for the three months ended September 30, 2005 compared to $246,000 for the three months ended September 30, 2004. The increase is primarily due to a new entity-level tax imposed by the State of Kentucky.

      Equity in Income from Investments in Limited Partnerships

      Equity in income from investments in limited partnerships increased by $86,000 or approximately 12.1% to $796,000 for the three months ended September 30, 2005 compared to $710,000 for the three months ended September 30, 2004. The increase is the result of lower interest expense at the limited partnerships due to normal debt amortization and additional purchases of equity positions in limited partnerships.

      Minority Interest Expense

      Minority interest expense increased by $96,000 or approximately 2.1% to $4,704,000 for the three months ended September 30, 2005 compared to $4,608,000 for the three months ended September 30, 2004. The increase was the result of higher earnings, primarily as a result of lower interest


                                    32 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of Operations (Continued)

      Minority Interest Expense (Continued)

      expense at the non-wholly owned consolidated properties.

      Discontinued Operations

      During the three months ended September 30, 2005, your partnership sold two properties for a combined net sales price of approximately $28,200,000. Your partnership recognized a net gain on sale of these properties of approximately $15,474,000. The loss from discontinued operations includes a $550,000 impairment loss on a property located in Rock Falls, Illinois which your partnership has received an offer to purchase during May 2006.

      During the three months ended September 30, 2004, your partnership sold 31 properties for a combined net sales price of $65,098,000. Your partnership recognized a net gain on disposal of these properties of $38,912,000. The loss from discontinued operations includes a $3,400,000 realizability allowance primarily related to a property located in Pennsylvania which is currently expected to be sold in the fourth quarter of 2005.

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

      Impairment of long-lived assets. At September 30, 2005, your partnership had $968,778,000 of real estate (net) and $12,679,000 of real estate held for sale (net), which combined, account for approximately 85% of your partnership's total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of your partnership's buildings and improvements are dependent on the performance of the properties.

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


                                    33 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Critical Accounting Policies (Continued)

      into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

      If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, your partnership recognizes an impairment loss and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted. During the nine months ended September 30, 2005 and September 30, 2004, your partnership recorded $29,715,000 and $13,065,000, respectively, in allowances for impairment.

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


                                    34 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

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


                                    35 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Your partnership has both fixed and variable rate debt. To mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, your partnership owns one interest rate cap. All financial instruments were entered into for other than trading purposes. A change in interest rates on the fixed rate portion of the debt portfolio or the interest rate cap impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

      At September 30, 2005, your partnership had one loan which had a variable interest rate. The loan which had an outstanding balance of $471.2 million at September 30, 2005, was obtained on August 11, 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at your partnership's option, either, (i) LIBOR rate (as defined) plus 200 basis points or (ii) the bank's prime rate plus 50 basis points. Your partnership purchased an interest rate cap on the loan so that the LIBOR interest rate would be capped at 5%.

      Your partnership elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (3.69% at September 30, 2005) will have on interest expense based upon increases up to the cap of 7% all in interest rate.

                                                            Change in LIBOR
                                                            (In thousands)
                                                       -------------------------
                                                          1%               1.31%
                                                          --               -----

            Additional  interest expense               $ 4,712           $ 6,173

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


                                    36 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Legal

      On December 27, 2004 Hershey Foods Corporation ("Hershey"), the tenant of a 430,000 square foot facility in New Kingston, Pennsylvania filed a complaint against Newkirk Dautec L.P., the wholly-owned subsidiary of your partnership that owns the facility, in the Court of Common Pleas, Cumberland County, Pennsylvania. Hershey sought a declaratory judgment declaring the correct methodology and formula for calculating the sum Hershey is required to pay your partnership for the purchase of the facility pursuant to a purchase option.

      In August 2005, this action was settled and your partnership and Hershey agreed that Hershey would exercise its purchase option on the property for $11,350,000. Your partnership will also receive $3,837,659 of deferred rent. The parties have agreed that the transaction will be consummated on or before November 22, 2005. It is anticipated that your partnership will recognize a gain of $1.2 million on the transaction.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a)   N/A
      (b)   N/A
      (c)   N/A

Item 3. DEFAULTS UPON SENIOR SECURITIES

      N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 17, 2005, affiliates of Apollo Real Estate Investment Fund III, L.P., Vornado Realty Trust and entities through which employees and executive officers of Winthrop Financial Associates hold units, representing approximately 80% of the outstanding units of your partnership, executed a consent in favor of the actions described in the Definitive Information Statement on Schedule 14C filed by your partnership on such date. Reference is made to such Definitive Information Statement for additional information.


                                    37 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 5. OTHER INFORMATION

      In connection with a loan obtained by your partnership on August 11, 2005, T-Two Partners, L.P. ("T-Two Partners"), an affiliate of your partnership also obtained a loan from the same lenders in the principal amount of $272,241,000 (the "T-Two Loan"), the proceeds of which were used to satisfy the outstanding balance on a loan made by Bank of America, N.A. to T-Two Partners. The interest rate, maturity date and principal terms of the T-Two Loan are the same as your partnership's loan. As with the prior loan, your partnership agreed to guarantee the obligations of T-Two Partners under the T-Two Loan. Subsequent to September 30, 2005, your partnership exercised an option to acquire all of the partnership interests in T-Two Partners and assumed the obligations on T-Two Partners under the T-Two Loan.

      Your partnership and T-Two Partners have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250 million of the loan balance; (ii) an interest rate cap agreement at 5% with Bank of America, N.A. for $450 million through November 2005 and $425 million through November 2006; and (iii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290 million.

      On November 7, 2005, Newkirk REIT completed its initial public offering of common stock (the "REIT IPO"). The common stock of Newkirk REIT is traded on the New York Stock Exchange under the symbol "NKT". In connection with this transaction, on November 7, 2005:

      o Newkirk REIT was appointed as the successor general partner of your partnership in place of MLP GP LLC;

      o Your partnership's agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners, other than Newkirk REIT, the right, beginning on November 7, 2006 and subject to certain limitations, to cause your partnership to redeem their interest in the Partnership at a price based on the closing price of Newkirk REIT's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk REIT will be permitted to elect to purchase tendered partnership interests of your partnership for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk REIT's common stock;

      o in order to facilitate the UPREIT structure, your partnership effected a 7.5801 to 1 Unit split of the outstanding Units thereby increasing the outstanding Units to 47,500,000 Units;

      o Newkirk REIT and your partnership retained NKT Advisors LLC (the "Advisor") pursuant to an advisory agreement to manage your partnership's assets and the day-to-day operations of your partnership and Newkirk REIT, subject to the supervision of Newkirk REIT's board of directors;


                                    38 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

Item 5. OTHER INFORMATION (Continued)

      o Newkirk REIT acquired 15,625,000 newly-issued Units (post-split) from your partnership in exchange for $235.8 million and an additional 1,250,000 Units (post split) in exchange for the contribution of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk REIT, that Newkirk REIT had acquired from First Union Real Estate Equity and Mortgage Investments. Newkirk REIT also purchased 2,500,000 outstanding Units (post-split) from Apollo Real Estate Investment Fund III, L.P. and WEM-Brynmawr Associates LLC for $37.7 million. Following these purchases, Newkirk REIT owns 19,375,000 Units or 30.1% of the 64,375,000 outstanding Units. The per Unit price paid by Newkirk REIT for such Units (other than the 1,250,000 Units acquired in respect of exclusivity rights) was equal to the per share offering price under the REIT IPO, less underwriting commissions;

      o The Advisor was issued special voting preferred stock of Newkirk REIT entitling it to vote on all matters for which Newkirk REIT common stockholders are entitled to vote. The number of votes that the Advisor will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of Units outstanding immediately following consummation of the REIT IPO (excluding Units held by Newkirk REIT). As Units are redeemed at the option of a Unitholder, the number of votes attaching to the Advisor's special voting preferred stock will decrease by an equivalent amount. The advisory agreement between your partnership, Newkirk REIT and the Advisor provides that on all matters for which the Advisor is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than Newkirk REIT, on such matters, except that the Advisor (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances; and

      o Your partnership acquired all of the partnership interests in T-Two Partners, L.P.

Item 6. EXHIBITS

      Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


                                    39 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

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

                                    BY: MLP GP LLC
                                        General Partner

                                    BY: NEWKIRK MLP CORP
                                        Manager


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: November 14, 2005


                                    40 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

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


                                    41 of 47

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                          FORM 10-Q SEPTEMBER 30, 2005

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

4.3 Limited Liability Agreement of MLP GP LLC (incorporated by reference to exhibit 4.3 of the Partnership's Form 10 filed April 30, 2003).

4.4 Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Newkirk Realty Trust, Inc. on November 14, 2005).

10.1 Advisory Agreement, dated as of November 7, 2005, by and between the Newkirk Master Limited Partnership, Newkirk Realty Trust and NKT Advisors LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Newkirk Realty Trust, Inc. on November 14,
               2005).

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                    42 of 47