Form 10-K
period 2005-12-31
NEWKIRK MASTER LP
filed 2006-03-14
CIK 1165460

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

                   For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                                 (617) 570-4680
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

There is no public market for the units of Limited Partnership Interest. Accordingly, information with respect to the aggregate market value of units of Limited Partnership Interest has not been supplied.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Newkirk Realty Trust, Inc.'s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2006 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page

                                     PART I
1.    Business                                                                 5
1A.   Risk Factors                                                            14
1B.   Unresolved Staff Comments                                               23
2.    Properties                                                              23
3.    Legal Proceedings                                                       32
4.    Submission of Matters to a Vote of Security Holders                     32

                                     PART II

5.    Market for Limited Partnership Units, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            33
6.    Selected Financial Data                                                 34
7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            36
7A.   Quantitative and Qualitative Disclosures about Market Risk              36
8.    Financial Statements                                                    49
9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  50
9A.   Controls and Procedures                                                 50
9B.   Other Information                                                       50

                                    PART III

10.   Directors and Executive Officers of the Registrant                      51
11.   Executive Compensation                                                  51
12.   Security Ownership of Certain Beneficial Owners and Management          51
13.   Certain Relationships and Related Transactions                          51
14.   Principal Accountant Fees and Services                                  51

                                     PART IV

15.   Exhibits and Financial Statement Schedules                              52
      (a) Financial Statements and Financial Statement Schedules              52
      (b) Exhibits                                                            52

      Signatures                                                              53
      Schedule III - - Real Estate and Accumulated Depreciation               82
      Exhibit Index                                                           90

           CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

      o     the declaration or payment of distributions by us;

      o     the ownership, management and operation of properties;

      o potential acquisitions or dispositions of our properties, assets or other businesses;

      o our policies regarding investments, acquisitions, dispositions, financings and other matters;

      o     the real estate industry and real estate markets in general;

      o     the availability of debt and equity financing;

      o     interest rates;

      o     general economic conditions;

      o     supply of real estate investment opportunities and demand;

      o     trends affecting us or our assets;

      o the effect of acquisitions or dispositions on capitalization and financial flexibility;

      o the anticipated performance of our assets and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing; and

      o our ability, and that of our assets and acquired properties and businesses, to grow.

Holders of limited partnership units are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in "Item 1A. Risk Factors" below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

                                     PART I

ITEM 1. BUSINESS

Overview

The Newkirk Master Limited Partnership (the "Operating Partnership") is a Delaware limited partnership that owns commercial properties, most of which are net-leased to investment grade corporate tenants, as well as other real estate assets. Effective November 7, 2005, Newkirk Realty Trust, Inc. ("Newkirk"), a Maryland corporation which has elected to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), became our general partner and acquired 30.1% of our common limited partnership interests. All references to "We," "Us," and "Company" refer to the Operating Partnership and its consolidated subsidiaries. See "Item 5. Market for Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Our capital structure consists of units of limited partnership interest, which we refer to as units. These units were not registered under the Securities Act of 1933 (the "Securities Act") in reliance on an exemption from registration under that Act. There is no public market for the units, and there are substantial restrictions on the transfer of units. As of February 1, 2006, there were 64,375,000 units outstanding.

Our History

We were originally formed in October 2001 and commenced operations on January 1, 2002 following the completion of a transaction that we refer to as the exchange, involving the merger into our wholly-owned subsidiaries of 90 limited partnerships, each of which owned commercial properties, and the acquisition by us of various assets, including those related to the management or capital structure of those partnerships. In connection with the exchange, limited partners of the merged partnerships and equity owners of the entities that contributed other assets in the exchange received units in consideration of the merger and contributions. From January 1, 2002 to November 7, 2005, our general partner was MLP GP LLC, an entity effectivley controlled by affiliates of Apollo Real Estate Fund III, L.P. ("Apollo"), executive officers ("WEM") of Winthrop Realty Partners L.P. (formerly known as Winthrop Financial Associates), and affiliates of Vornado Realty Trust ("Vornado").

Effective November 7, 2005, (i) Newkirk became our general partner and, in connection with its initial public offering (the "Newkirk IPO"), acquired 16,875,000 units in exchange for a contribution to the Operating Partnership of
(x) $235,800,000 and (y) certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk and (ii) NKT Advisors LLC ("NKT Advisors" or "our Advisors") was retained as our external advisor pursuant to an Advisory Agreement among Newkirk, the Operating Partnership and NKT Advisors (the "Advisory Agreement"). Newkirk acquired an additional 2,375,000 units from Apollo and 125,000 units from WEM. As a result, Newkirk holds a total of 19,375,000 units, representing 30.1% of the total outstanding units at February 1, 2006.

Pursuant to the Advisory Agreement, NKT Advisors is required to administer our affairs (as well as those of Newkirk) including seeking, servicing and managing our investments. For providing these and the other services contemplated by the Advisory Agreement, NKT Advisors receives a base management fee and incentive compensation calculated as described in "Employees" below. The executive officers of NKT Advisors are also our executive officers. Further, transactions proposed by NKT Advisors are subject to the approval of Newkirk's Board of Directors or, to the extent permitted by Newkirk's corporate governance guidelines, its Chief Executive Officer.

Our Objectives and Strategies

In connection with Newkirk becoming our general partner, we effectively serve as the operating partnership for Newkirk in connection with its umbrella partnership real estate investment trust or "UPREIT" structure. Our investments are primarily limited to "net lease assets" although, as leases expire with respect to net-lease assets we may hold non-net lease assets. Further, subject to the approval of our board of directors, we may hold interests subject to certain contractual restrictions, in non-net lease assets.

For our purposes, "net lease assets" include a property that is either net leased or the tenant leases at least 85.0% of the rentable square footage of the property, and, in addition to base rent, the tenant is required to pay some or all of the operating expenses for the property and, in either case, the lease has a remaining term, exclusive of all unexercised renewal terms, of more than 18 months. Our use of the term net lease assets also includes management agreements and master leases with terms of greater than three years where a manager or master lessee bears all operating expenses of a property and pays the owner a fixed return. The term net lease assets also includes all retenanting and redevelopment associated with net leased properties as well as all agreements, leases and activities incidental thereto. In addition, when we refer to interests in net lease properties, we are including, without limitation, securities of companies, whether or not publicly traded, that are primarily invested in net lease assets.

Our primary long-term business objectives are to increase funds from operations, cash flow available for distribution to our unitholders and net asset value per unit. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next four years, as the primary terms of these existing leases expire, the funds from operations and cash flow attributable to the existing properties will decline. In the short term, we will measure our performance by our success in replacing the built-in step down in cash flow and funds from operations with new rents derived from the execution of our acquisition program and management of the existing property lease rollover.

o Portfolio Growth Through Acquisitions: We intend to employ our cash reserves as well as redeploy a portion of our cash flow from operations and property sales, net of distributions, to:

      - acquire individual net leased properties and portfolios of net leased properties;

      - complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

      - acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

      - acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

      - acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

      - participate in development projects relating to net lease properties; and

      -     explore investment opportunities in non-domestic markets.

o Actively Managing Our Lease Rollover: We intend to manage our existing properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon termination of a property's lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease property on a net lease basis, our general intention is to either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions, we may elect to retain non-net leased properties so as to maximize returns.

o Selective Debt Refinancing: We intend to refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

o Strategic Alliances: Where opportunity arises we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets.

Our Assets

General

As of December 31, 2005, our primary assets consisted of 203 properties containing an aggregate of approximately 16,771,000 square feet of space located in 35 states. At December 31, 2005, 193 of these properties containing an aggregate of approximately 16,187,000 square feet were triple-net leased and the remaining ten properties are unleased. Substantially all tenant leases provide for multiple tenant renewal options at fixed rents. As of December 31, 2005, approximately 83.6% of annualized rental income earned from our tenants was paid by tenants with investment grade rated senior debt. See "Item 2. Properties" below for additional information with respect to these properties.

In addition to our properties, we also own:

      o     interests in first and second mortgage loans and unsecured debt;

      o equity interests in various entities (including other REITs) that own net leased assets;

      o majority ownership of a management company that provides asset management services to our subsidiaries and other real estate limited partnerships; and

      o ground leases, remainder interests and the right to acquire remainder interests in net leased properties.

Loan Receivables

      1. T-Two Loans

On November 7, 2005, we exercised our option to acquire a 100% ownership interest in T-Two Partners, L.P. ("T-Two Partners"), including $44,400,000 of reserves, and assumed $269,700,000 of debt for which T-Two Partners was the obligor and for which we had been the guarantor. See "KeyBank Loan" below. In connection with this exercise, we effectively purchased first and second mortgages with a contractual balance of $271,000,000 for which we are the obligor and acquired $18,200,000 in additional first and second mortgages the obligors for which are affiliated entities. The additional first and second mortgages had a balance at December 31, 2005, including accrued interest and deficiencies, of $18,500,000, have interest rates ranging from 9% to 13% and mature on dates from 2014 to 2022.

      2. El Segundo Mortgage Loan

We also own a second mortgage loan on a property in El Segundo, California in which we hold a 53% interest. The mortgage loan was acquired for $6,250,000 which represented its principal balance and accrued interest. The mortgage loan bears interest at 8.0% per annum and matures in December 2023.

      3. Chicago Athletic Loan

On December 29, 2005, a joint venture in which we hold a 50% interest made a $6,500,000 first mortgage loan to the Chicago Athletic Association. The loan is secured by a property solely occupied by the Chicago Athletic Association and located at 12 S. Michigan, Chicago, Illinois, bears interest at 8.5% per annum, requires monthly payments of approximately $52,000 and matures on December 15, 2010, at which time the outstanding principal balance of the loan is expected to be approximately $6,089,000.

      4. FINCO Note

We also own a note receivable from Administrator LLC (see "The Management Company" below).

Investment in Debt Securities

We also own the three most junior classes of interests in a securitized pool of first mortgages which previously included first mortgage loans encumbering a number of our properties and other properties owned by a partnership controlled by our affiliate. In connection with the KeyBank loan obtained in 2005 (see "KeyBank Loan" below), the risk of loss on account of these classes of interest have effectively been eliminated as we were required to "defease" the securitized pool of first mortgages. By defeasing the pool of mortgages, we were required to acquire United States government securities with maturities sufficient to make the required payments on the various mortgage loans constituting the pool. Accordingly, we are ensured that we will receive all payments on account of these classes of interest. As a result, the securitized pool is collateralized by the United States government securities, three of our properties and one other property owned by a partnership controlled by our affiliate. In general, the classes of interests in the pool represent priorities of payments. When a payment is made by us on one of these loans, the first amounts are used to make the required payments to the holders of senior interests. The interests we hold are summarized as follows:

                                                             Class E                 Class F                 Class G
                                                           Certificate             Certificate             Certificate
                                                           -----------             -----------             -----------
Contractual Principal Amount at December 31, 2005          $ 4,824,000             $ 3,859,000             $ 5,793,625
Interest Rate                                                     8.29%                   8.29%                   8.29%

The Management Company

We own a 50.01% interest in Newkirk Capital LLC. Newkirk Capital's wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management services to most of our property owning subsidiaries and nine other limited partnerships, the general partners of which are controlled by us. In 2005 and 2004, approximately $6,269,000 and $6,738,000, respectively, of asset management fees were paid, or accrued for payment, to Newkirk Asset Management. For financial statement purposes, management fees of approximately $5,982,000 and $6,406,000 were eliminated in consolidation as such fees were paid by entities in which we own all or a portion of the equity interests. All of the fees paid to Newkirk Asset Management inure to our benefit through our ownership interest in Newkirk Capital and through our ownership of Newkirk Finco LLC which is discussed below.

The 49.99% minority interest in Newkirk Capital LLC is owned by Administrator LLC, an unaffiliated third party. Administrator LLC is entitled to receive 100% of the distributions paid by Newkirk Capital until Administrator LLC receives $2,568,000 annually and thereafter the balance of the distributions are paid to us. Income is allocated to Administrator LLC based on the distributions it receives. The allocation of income and payments to Administrator LLC are treated as minority interest expense and distributions to minority interest partners, respectively, in the financial statements. Administrator LLC acquired its minority interest in 1997 in connection with the sale by the principals of Administrator LLC of various assets that were eventually acquired by us in the exchange. As part of the 1997 transaction a $40,000,000 loan was made to Administrator LLC. This loan is now held by Newkirk Finco LLC, our wholly-owned subsidiary. The note bears interest at a rate of 6.42% per annum and matures on November 20, 2009. Prior to maturity, the note requires payments of interest only. The priority distribution to Administrator LLC enables Administrator LLC to pay interest on the note and therefore we effectively receive 100% of the fees paid to Newkirk Capital. The note is secured solely by Administrator LLC's 49.99% membership interest in Newkirk Capital and is otherwise non-recourse. Accordingly, if Administrator LLC were to default on the note, Newkirk Finco LLC would have the ability to foreclose on Administrator LLC's interest in Newkirk Capital resulting in us owning a 100% interest in Newkirk Asset Management. If Administrator LLC repays the loan, then the first $10,000,000 of subsequent distributions made by Newkirk Capital will be paid to Newkirk Finco LLC and thereafter 50.01% of distributions will be paid to Newkirk Finco LLC and 49.99% will be paid to Administrator LLC.

2005 Transactions and Subsequent Events

Newkirk IPO

As indicated above under "Our History", on November 7, 2005 Newkirk completed its initial public offering and in connection therewith:

      o Newkirk was appointed as our successor general partner in place of MLP GP LLC;

      o our agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an UPREIT structure, including provisions granting limited partners, other than Newkirk, the right, beginning on November 7, 2006 and subject to certain limitations, to cause the Operating Partnership to redeem their units at a price based on the closing price of Newkirk's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk will be permitted to elect to purchase tendered units for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk common stock;

      o in order to facilitate the UPREIT structure, we effected a 7.5801 to 1 unit split of the outstanding units thereby increasing the outstanding units to 47,500,000 units at that date;

      o both us and Newkirk retained NKT Advisors pursuant to an Advisory Agreement to manage our assets and the day-to-day operations of us and Newkirk, subject to the supervision of Newkirk's board of directors;

      o Newkirk acquired 15,625,000 newly-issued units (post-split) directly from us in exchange for $235,800,000 and an additional 1,250,000 units (post-split) in exchange for the contribution of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk, that Newkirk had acquired from Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments). Newkirk also purchased 2,500,000 outstanding units (post-split) from Apollo and WEM for $37,700,000;

      o NKT Advisors was issued special voting preferred stock of Newkirk entitling it to vote on all matters for which Newkirk common stockholders are entitled to vote. The number of votes that NKT Advisors will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represent the total number of units outstanding immediately following consummation of Newkirk's IPO (excluding units held by Newkirk). As units are redeemed at the option of a limited partner, the number of votes attaching to NKT Advisors' special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement provides that on all matters for which NKT Advisors is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than Newkirk, on such matters, except that NKT Advisors (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado are limited under certain circumstances; and

      o We acquired all of the partnership interests in T-Two Partners (see "Our Assets - Loan Receivables - T-Two Loans" above).

Property Matters

      Sales

During the year ended December 31, 2005, we sold seven properties for a combined net sales price of approximately $44,900,000. After satisfying existing mortgage indebtedness and other costs, the net sales proceeds were approximately $21,300,000 of which approximately $2,400,000 was applied to a principal payment of the note payable to Bank of America, N.A. We recognized a net gain on disposal of these properties of approximately $17,707,000. Included above, in November 2005, Hershey Foods Corporation, the tenant at our 430,000 square foot facility in New Kingston, Pennsylvania, acquired the property pursuant to its purchase option for $11,350,000. We also received $3,838,000 of accrued and deferred rent.

In the second quarter of 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007 for $41,900,000.

      Acquisitions

On January 18, 2006, we acquired an approximately 115,500 square foot office building in Bridgewater, New Jersey for a purchase price of $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net adjusted rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

On January 26, 2006, we acquired a 99,500 square foot 100% leased office building in Lisle, Illinois for a purchase price of $15,250,000. Adjusted net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual base rent during the primary term commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by approximately $43,000 on each January 1 thereafter.

On February 13, 2006, we purchased a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%. We intend to finance this purchase through a securitized financing or other nonrecourse facility.

      Leasing

As of March 1, 2006, the Operating Partnership's properties were 96.5% leased.

During 2005, eight different tenants representing leases at 21 properties containing 1,586,109 square feet exercised their renewal option.

During that same period, two tenants representing leases at nine properties containing 464,649 square feet notified us that they would not exercise their renewal options. We are currently marketing these properties for lease.

Toward that end, since January 1, 2005, three properties containing 143,173 square feet have been fully leased, and one property has been partially leased to a 7,800 square foot tenant.

      Financings

On August 11, 2005, we refinanced our existing credit facility with KeyBank and Bank of America with a new $750,000,000 credit facility. See "Loan Obligations - KeyBank/Bank of America Loan" below.

On February 10, 2006, we obtained a first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party, in the original principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. See "Property Matters - Acquisitions" above. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

      Miscellaneous

We own two office buildings in New Orleans, Louisiana, containing an aggregate of 403,027 square feet of space that are leased to Hibernia Bank. Both buildings are located in the area affected by Hurricane Katrina. The tenant has remained current in its rent obligations and is responsible for all repairs, maintenance and capital expenditures associated with these properties.

On January 15, 2006, we entered into a strategic alliance with U.S. Realty Advisors, LLC ("US Realty"), a leading net-lease property advisor, pursuant to which we will acquire single-tenant assets. Pursuant to our agreement with US Realty, we are obligated to pay to US Realty a fee of 1.5% of the gross purchase price for properties acquired that were offered to us by US Realty upon the consummation of such purchase and an economic interest for additional services to be provided by US Realty equal to 25% of all cash flow and net capital proceeds after we receive a return of all our invested capital plus a 12% internal rate of return.

Lending Activities

See "Our Assets - Loan Receivables - Chicago Athletic Loan" above.

Loan Obligations

KeyBank Loan

On August 11, 2005, a new $750,000,000 loan was obtained from KeyBank National Association and Bank of America, N.A. The new loan is divided into two separate loans. One loan, in the initial principal amount of $272,241,000 (the "T-Two Loan") and other in the principal amount $477,759,000. The two loans, replaced the then existing loans made by Bank of America, N.A. to T-Two Partners and us. In connection with our acquisition of T-Two Partners, we assumed all of the obligations of T-Two Partners under the T-Two Loan. As a result, we are the primary obligor on both loans. The outstanding principal balance on the KeyBank/Bank of America Loan at December 31, 2005 was $593,463,000.

The new loans bear interest at our election at a rate equal to either (i) the LIBOR Rate (as defined) plus 175 basis points (200 basis points prior to the consummation of the Newkirk IPO) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The proceeds of the new loan were used to satisfy the existing Bank of America loans, to satisfy approximately $186,566,000 of first mortgage debt encumbering our properties, to satisfy approximately $86,801,000 of second mortgage debt encumbering our properties and to pay approximately $34,476,000 of prepayment penalties and closing costs.

The new loan is scheduled to mature on August 11, 2008, subject to two one year extensions and requires monthly payments of interest only. Excess proceeds from the new loan of $6,537,000 were used to make a principal payment on September 1, 2005. In addition, the loan (i) required quarterly principal payments prior to the completion of the Newkirk IPO equal to the greater of (x) 50% of our excess cash flow (as defined in the loan agreement) or (y) $1,312,500, and (ii) requires quarterly principal payments following the consummation of the Newkirk IPO of $1,875,000, increasing to $2,500,000 per quarter during the extension periods. In addition, we were required to make a principal payment of $150,000,000 upon completion of the Newkirk IPO. We are also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested in real estate assets. The required principal payments will be based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on all of our assets.

We can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan requires that we maintain a (i) minimum consolidated debt service coverage ratio (i.e., the ratio of net cash revenue from investments to required consolidated debt service payments other than the $150,000,000 payment made on the closing of the Newkirk IPO), (ii) maximum leverage ratio (i.e., the ratio of (x) our allocable share of all indebtedness with respect to investments plus the outstanding balance under the loan, to (y) our allocable share of all investments, and (iii) liquid assets of at least $5,000,000, and (iv) minimum consolidated net worth. The loan also limits our ability to incur any direct debt or contingent liabilities but permits us to borrow up to $50,000,000 with an additional facility. There are also limitations on our use of reinvestment proceeds, which are defined as proceeds generated by the sale of our real estate, such that all reinvestment proceeds are required to be deposited into a segregated reinvestment account. These funds may be used for new net lease business opportunities. If the balance in this account exceeds $30,000,000, we must apply the excess reinvestment proceeds to the prepayment of principal under the facility. The investment of proceeds from this offering or any other financings we engage in will not be restricted under this facility.

We have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR Rate at 4.642% for $250,000,000 of the loan balance; (ii) an interest rate cap agreement with Fleet Bank for $295,000,000 through November 2006 capping the LIBOR Rate at 5%; and
(iii) an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6% for the period from November 2006 until August 2008 for a notional Amount of $290,000,000 related to KeyBank National Association debt.

The following is a summary of scheduled principal maturities, excluding principal payments resulting from anticipated property sales, by year, of our total debt on the KeyBank/Bank of America loan:

                         Year                      Amount
                         ----                      ------

                         2006                 $   7,500,000
                         2007                     7,500,000
                         2008                   578,463,000 (1)
                                              -------------

                                              $ 593,463,000
                                              =============

      (1) Unless extended in which event a $10,000,000 per annum principal payment is required during the extension period.

First Mortgage Debt

For information relating to our first mortgage debt see "Item 8. Financial Statements - Note 4."

Employees

At December 31, 2005, we had no employees. During the first quarter of 2006, our Advisor hired two dedicated employees to perform acquisition, disposition and investment services for us. The costs of these employees will be reimbursed by us.

Until November 7, 2005, Winthrop Financial Associates, A Limited Partnership (now known as Winthrop Realty Partners, L.P.) ("Winthrop"), provided the services of some of its employees to perform accounting, asset management and investor relation services for us. Winthrop received an annual fee which was originally fixed at $1,800,000 (subject to adjustment based on increases in the CPI) for its services to us and to nine other partnerships, the general partners of which are controlled by us. The fee paid to Winthrop from January 1, 2005 to November 6, 2005 was $1,638,000.

As described above, in connection with Newkirk IPO, on November 7, 2005 Newkirk became our general partner and, together with Newkirk, we entered into the Advisory Agreement. Pursuant to the Advisory Agreement, NKT Advisors has been retained to administer our affairs (as well as those of Newkirk) including all of the services previously provided by Winthrop and to seek, service and manage our investments subject to the approval of Newkirk's Board of Directors or to the extent permitted, as officers. The Advisory Agreement has an initial term scheduled to expire December 31, 2008, with annual automatic renewals unless either party elects not to renew. NKT Advisors, in turn, has entered into a sub-Advisory Agreement with Winthrop. Accordingly, employees of Winthrop continue to indirectly provide the same services to us that they directly provided prior to the Newkirk IPO.

Pursuant to the Advisory Agreement, we are required to pay a base management fee to NKT Advisors, which fee is payable quarterly in arrears, equal to the greater of (A) $4,800,000 or (B) 1.5% per annum of (1) $273,560,625 (which represents the gross purchase price paid for shares of the REIT's common stock in connection with the Newkirk IPO and the sale of common stock to Winthrop Realty Trust (excluding shares issued to Winthrop Realty Trust in respect of the assignment of its exclusivity right) net of underwriting discounts plus (2) the sum of the net proceeds from any additional primary issuances of REIT common or preferred equity or from the issuance by us of units, each after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuances, plus (3) as and when, if at all, Apollo sells or converts for shares, in whole or from time to time, up to 5,000,000 units, utilizing a deemed value per unit equal to the lesser of (x) $19.00 and (y) the per share price at which such units are sold or, if converted, the closing price of the REIT's common stock on the day on which such units are converted less (4) any amount that the REIT or we pay to repurchase shares of REIT common stock or any units (other than amounts paid with proceeds of the Newkirk IPO to purchase interests units from existing limited partners).

In addition to the base management fee, NKT Advisors will be entitled to an incentive management fee at such time, if at all, as our adjusted funds from operations exceed certain thresholds. For information relating to the calculation of the incentive management fee, see "Item 8. Financial Statements -
Note 6."

Competition

We expect to face significant competition for our targeted investments. We intend to capitalize on the acquisition and investment opportunities that our senior management may bring to us as a result of its acquisition experience. Through its broad experience, our senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believe that our advisor's significant real estate management infrastructure will provide us with the economies of scale associated with its current business operations and thus will provide us with a competitive advantage when bidding on investment opportunities.

We also compete with a large number of real estate property owners and developers for tenants. Principal factors of competition are rent charged, attractiveness of location and property condition. Our success will depend upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Almost all of our properties are triple-net leased, and tenants are therefore generally required to pay all of the expenses relating to the leased property. Accordingly, we believe that compliance with federal, state and local provisions otherwise relating to the properties or the environment will not have a material effect on our capital expenditures, earnings or competitive position. However, no assurance can be given that material environmental liabilities do not exist, that despite the leases in place we will not be held liable for environmental liabilities, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to us, that a material environmental condition does not otherwise exist as to any one or more of our properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures have been made by us to date relating to environmental matters.

Segment Data

We operate in only one business segment - net lease assets.

Additional Information About Us

Both us and Newkirk make the following materials available free of charge through Newkirk's website at www.newkirkreit.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

      o our and Newkirk's annual reports on Form 10-K and all amendments thereto;
      o our and Newkirk's quarterly reports on Form 10-Q and all amendments thereto;
      o our and Newkirk's current reports on Form 8-K and all amendments thereto; and
      o     various other filings that we or Newkirk make with the SEC.

Newkirk also makes the following materials available free of charge through its website at www.newkirkreit.com:

      o     Audit Committee Charter;
      o     Compensation Committee Charter
      o     Conflicts Committee Charter
      o     Nominating and Corporate Governance Committee Charter,
      o     Code of Business Conduct and Ethics; and
      o     Corporate Governance Guidelines

We will provide a copy of the foregoing materials without charge to anyone who makes a written request to our Investor Relations Department, c/o NKT Advisors, LLC, 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114.

We also intend to promptly disclose on our website any amendments that are made to, or waivers for Newkirk's directors or executive officers that are granted from, the Code of Business Conduct and Ethics.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are subject to the risks of commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of real estate that is leased to retail, distribution and service companies on a net leased basis; accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

      o     changes in the general economic and business climate;

      o the illiquid nature of real estate compared to most other financial assets;

      o environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

      o acts of God, including earthquakes, floods and other natural disasters which may result in uninsured losses;

      o changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

      o     changes in local real estate conditions;

      o     changes in interest rates and the availability of financing;

      o     real estate valuations are subjective and may change over time; and

      o changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If these or similar events occur, it could cause the value of our real estate to decline, which could adversely affect the rents our tenants are willing to pay and our results of operations.

Our success depends on the ability of our Advisor to operate properties and our Advisor's failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

We presently have no employees. Newkirk and NKT Advisors' officers are employees of Winthrop. Although NKT Advisors has hired two employees to perform dedicated business, acquisition and investment functions, we depend on the ability of our Advisor to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. Our Advisor is not required to dedicate any particular number of employees or employee-hours (other than the two dedicated employees) to our business in order to fulfill its obligations under our Advisory Agreement. We are subject to the risk that our Advisor will terminate the Advisory Agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Advisor's executive officers, whose continued service is not guaranteed. If our Advisor terminates the Advisory Agreement, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our unitholders. The failure of our Advisor to operate our properties and manage our other investments will adversely affect the underlying value of our real estate investments, the results of our operations and our ability to make distributions to our unitholders and to pay amounts due on our indebtedness.

We depend on the experience and expertise of our and our Advisor's senior management team, and the loss of the services of our key personnel could have a material adverse effect on our business strategy, financial condition and results of operations.

We are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor and, in particular, Michael Ashner, chairman of Newkirk's board of directors and its chief executive officer, and Peter Braverman, Newkirk's president, as well as Newkirk's other executive officers, Carolyn Tiffany, Thomas Staples, and Lara Sweeney Johnson. In addition, the resignation of Michael Ashner as an officer of Newkirk and our Advisor, would constitute "cause" for which we would have the right to terminate the Advisory Agreement, would cause our exclusivity rights with respect to all business opportunities related to net leased assets that are offered to or generated by Michael Ashner to terminate and revert back to Winthrop Realty Trust. Our continued success will depend on the continued service of our and our Advisor's senior management team. The loss of their services could harm our business strategy, financial condition and results of operations, which would adversely affect the value of Newkirk's common stock.

Our Advisor's base management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

Our Advisor is entitled to receive a base management fee that is based on the amount of our equity (as defined in the Advisory Agreement), regardless of the performance of our portfolio. Our Advisor's entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our partners.

Our Advisor's entitlement to an incentive management fee may induce our Advisor to make certain investments, including speculative investments.

Newkirk's senior management's right to indirectly benefit from the incentive management fee may cause it to invest in high risk investments. In addition to its base management fee, our Advisor is entitled to receive incentive management fees based in part upon Newkirk's achievement of targeted levels of adjusted funds from operations. Winthrop Realty Trust will receive 80.0% of the incentive management fees earned by our Advisor. Newkirk's senior management will benefit indirectly from this payment through their indirect ownership of securities of

Winthrop Realty Trust and their entitlement to share in the incentive management compensation earned by Winthrop Realty Trust's external advisor. In evaluating investments and other management strategies, the opportunity to benefit indirectly from our Advisor's incentive management fees may lead our Advisor to place undue emphasis on the maximization of adjusted funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive management fees. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Substantially all of our leases will expire over the next five years which could unfavorably affect our financial performance.

With respect to our properties, we are subject to the risk that, upon expiration, leases may not be renewed, the space may not be leased, or the terms of renewal or leasing, including the cost of required renovations, may be less favorable than the current lease terms. This may adversely affect our financial performance. This risk is increased in our case because the current term of many of the leases for our properties will expire over the next five years. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases or if our reserves for these purposes prove inadequate, our revenue, net income and available cash could be adversely affected. In addition, if it becomes necessary for us to make capital expenditures for tenant improvements, leasing commissions and tenant inducements in order to re-lease space, our revenue, net income and cash available for future investment could be adversely affected.

Primary term rents are substantially higher than contractual renewal rental rates which may cause a material decrease in our revenues.

Upon expiration of their initial term, leases can be renewed at the option of the tenants for one or more renewal terms at fixed renewal rates that are substantially lower than the rent during the initial terms. Lower renewal rates may cause a material decrease in our revenues.

We face the risk that a tenant will develop financial weakness which could unfavorably affect our financial performance.

A tenant of a property may experience a downturn in its business, which could result in the tenant's inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flows. If a lease were to be rejected and terminated at a single tenant property, the entire property would become vacant.

We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining amount of rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amounts it owes us under a lease. The loss of rental payments from tenants, whether because of a tenant's bankruptcy or other factors, could adversely affect our cash flows and operations.

In addition, a number of our properties are leased to banks and insurance companies that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable federal and state laws and regulations. If the FDIC or an analogous state authority were appointed as receiver of such a tenant because of a tenant's insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant's assets on an equal basis after payment to the depositors of their claims. For example, the FDIC has in the past taken the position that it has the same avoidance powers as a trustee in bankruptcy, meaning that the FDIC may try to reject the tenant's lease with us. As a result, we would be unlikely to have a claim for more than the insolvent tenant's accrued but unpaid rent owing through the date of the FDIC's appointment as receiver. In any event, the amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to unitholders at historical levels or at all.

Adverse developments in various industries or geographic areas in which our tenants are concentrated could have an unfavorable effect on our financial performance.

Tenants in the banking and finance, aerospace/defense, supermarket and manufacturing industries represent 19.2%, 18.3%, 18.1%, and 10.0% of our in-place annualized rental revenues at December 31, 2005, respectively, and adverse industry developments in any of these industries could result in our tenants in such industries being unable to make rental payments when due, which could have a material adverse effect on our financial condition and results of operations. Properties in California, Maryland and Texas account for 23.8%, 10.8% and 10.3% of our in-place annualized rental revenues at December 31, 2005, respectively. Adverse developments in those areas could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

For a discussion of risks related to competition in the real estate business, see "Item 1. Business - Competition".

We could experience a reduction in revenues if our tenants are unable to meet the lease payments on our net leased properties.

The existing lease agreements for our properties typically obligate the tenant to pay all costs associated with the property, including real estate taxes, ground rent, insurance, utilities and maintenance costs. In addition, the lease payments, assuming tenants exercise their renewal options, are designed to be sufficient to satisfy our debt service requirements on the loans encumbering the leased properties. Accordingly, if a tenant were to experience financial difficulty and default on its lease payments, we would either have to assume such obligations or risk losing the property through foreclosure. Any such default would have a negative impact on our revenues and results of operations.

We may not be able to invest our excess cash in suitable investments.

We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we identify. Our ability to generate increased revenues is dependent upon our ability to invest these funds in real estate related assets that will ultimately generate favorable returns. If we do not successfully identify investments or close investments we identify, our growth rate, business strategy and results of operations could be impaired.

We could experience increased operating costs and limited amounts of growth if we are unable to obtain reasonably priced financing.

Our business plan requires significant funds for asset acquisition, minimum REIT distributions and other needs. This strategy depends, in part, on our ability to access the debt and equity capital markets to finance our cash requirements. Our credit facility with KeyBank/Bank of America will mature in three years and provides for two one year renewals. We may need to develop and access long-term debt financing facilities or other permanent debt strategies in order to successfully execute our business plan. Our inability to effectively access these markets would have an adverse effect on our ability to make new investments and could adversely affect our ability to make dividend payments to you over time. Our inability to extend our credit facility with KeyBank and Bank of America or to obtain reasonably priced financing to replace the facility when it matures could create increased operating costs and diminished levels of growth as we may be forced to incur indebtedness with above-market interest rates or with substantial restrictive covenants.

Illiquidity of our real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability promptly to sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. If we decide to sell an investment, we may be unable to dispose of it in the time period we desire and the sales price of any investment may not recoup or exceed the amount of our investment. Our inability to dispose of one or more properties on advantageous terms could result in losses to us, which could limit our ability to pay distributions to our unitholders.

In addition, as part of an acquisition of a property, we may agree with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless we pay certain of the resulting tax costs of the seller. These agreements could result in our holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

Additional regulations applicable to our properties may require substantial expenditures to ensure compliance, which could adversely affect cash flows and operating results.

Our properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

We believe that our properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our properties, however, may require that we make substantial expenditures to ensure regulatory compliance to the extent that tenants under net leases are not required to pay such expenditures, which would adversely affect our cash flows and operating results.

Insurance on our properties may not adequately cover all losses to our properties, which could reduce returns if a material uninsured loss occurs.

Our tenants are required to maintain property insurance coverage for the properties they operate. We maintain a blanket policy on our properties not insured by our tenants. There are various types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. In that case, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property, which could reduce the amounts we have available to pay dividends to you.

Our debt level may have a negative impact on our ability to make distributions to unitholders and pursue our business strategy.

We have incurred indebtedness in connection with the acquisition of our properties and will incur new indebtedness in the future in connection with our operating activities. Our use of debt financing creates risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and distributions and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance such indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which could have a material adverse effect on us and our ability to pay distributions to our unitholders and to pay amounts due on our indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagor could foreclose upon the property, petition for the appointment a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us.

The covenants contained in our KeyBank/Bank of America credit facility include but are not limited to a consolidated leverage ratio, minimum liquidity test, minimum consolidated net worth test, and consolidated debt service coverage ratio. These covenants may impose limitations on the amount of leverage we and our subsidiaries can incur.

Noncompliance with environmental laws could unfavorably affect our financial condition and operating results.

The real estate properties we expect to own, including those that we may acquire by foreclosure in connection with our net lease loans, will be subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the current owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. Liability can be imposed upon a property owner based on activities of a tenant. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal of, or transports for disposal or treatment, a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used. We may be responsible for environmental liabilities created by our tenants irrespective of the terms of any lease.

We could be responsible for the costs related to noncompliance with environmental laws discussed above. The costs incurred to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition and operating results.

We may obtain Phase I environmental reports or, in some cases, a Phase II environmental report prior to acquisition of or foreclosure on a property. However, these reports may not reveal all environmental conditions at a property and we may incur material environmental liabilities of which we are unaware. Future laws or regulations may impose material environmental liabilities on us or our tenants and the current environmental condition of our properties may be affected by the condition of the properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we would be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations under our lease, if any. The discovery of environmental liabilities attached to our properties could adversely affect a lessee's ability to make payments to us or otherwise affect our results of operations, our financial condition and our ability to pay distributions to you.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay distributions to you.

All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA provisions, and typically our leases and financing agreements obligate our tenants to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA. The occurrence of such events could adversely affect our results of operations our financial condition and our ability to pay distributions to you.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our ability to pay dividends to you. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to acquire only properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could be changed or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse affect on our cash flow and distributions paid.

Properties owned through joint ventures may limit our ability to act exclusively in our interests.

Approximately 23.7% of our in-place annualized rental revenues at December 31, 2005 is attributable to properties owned in partnership with other parties. In addition, in the future we may participate in joint ventures and purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions, including the loss of total operational control, the potential of our joint venture partner becoming bankrupt and the possibility that our partners have economic or business interests that are inconsistent with our business interests or goals.

These diverging interests could result in exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition of rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that we may owe to our partners in affiliated transactions may make it more difficult for us to enforce our rights. Accordingly, our participation in joint ventures could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our unitholders.

We leverage our portfolio, which may adversely affect our return on our investments and may reduce cash available for distribution.

We seek to leverage our portfolio through borrowings. Our return on investments and cash available for distribution to our unitholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets. Our debt service payments reduce the net income available for the payment of distributions to our unitholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain borrowings. We may not have the funds available to satisfy such repayments.

We are subject to increases in the cost of our borrowings as a result of rising interest rates, which could have a material unfavorable effect on us and our ability to pay distributions and make debt service payments.

We have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Accordingly, increases in interest rates may decrease the spread between the returns on our portfolio investments and the cost of our borrowings to the extent that the related indebtedness was not protected by interest rate protection arrangements, which could have a material adverse effect on us and our ability to pay distributions to our unitholders and to pay amounts due on our indebtedness or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may encourage holders to sell their common stock and reinvest the proceeds in higher yielding securities, which could adversely affect the market price for our common stock. We have floating rate debt outstanding of approximately $593,463,000. This debt bears interest at a rate elected by us equal to either (1) LIBOR, as defined, plus 175 basis points or (2) the prime rate charged by KeyBank plus 50 basis points. We entered into interest rate swap and cap agreements to limit exposure to interest rate volatility. As a result, LIBOR has been fixed at 4.642% for $250,000,000 of the loan for five years. In addition, $295,000,000, decreasing to $290,000,000 as of December 1, 2006 will be subject to a LIBOR cap of 5.0% through November 2006 and 6.0% from December 1, 2006 through August 2008.

Terrorist attacks and other acts of violence or war may affect the market for Newkirk's common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. There may be future terrorist attacks or armed conflicts against the United States or U.S. businesses that may directly impact the property underlying our common stock or the securities markets in general. Losses resulting from these types of events may be uninsurable.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our common stock or the securities markets in general, which could harm our operating results and revenues and may result in volatility of the value of Newkirk's common stock.

Risks Related to Conflicts of Interest and Certain Relationships

There are various conflicts of interest resulting from the relationships among us, our management, our Advisor and other parties.

Various conflicts of interest exist among us, our management, and our Advisor including the allocation of time by our Advisor's senior management team, which also serves as senior management of, and holds economic interests in, Winthrop Realty Trust and its advisor as well as Winthrop Realty Partners, L.P., between us and Winthrop Realty Trust, and between us and Winthrop Realty Partners, L.P.

These conflicts may result in terms that are more favorable to our management, our Advisor and/or our Advisor's affiliates than would have been obtained on an arm's length basis, and may operate to the detriment of our unitholders.

Termination of our Advisory Agreement with NKT Advisors may be costly.

Termination of the Advisory Agreement with NKT Advisors may be difficult and costly. We may elect not to renew our Advisory Agreement after the initial term or after any one-year renewal period by the affirmative vote of at least two-thirds of our independent directors. We may also terminate the Advisory Agreement (1) for cause at any time upon the affirmative vote of a majority of our independent directors and (2) without cause during any renewal period upon the affirmative vote of at least two-thirds of our independent directors. If we terminate without cause or do not renew the Advisory Agreement, in each case, we are required to pay NKT Advisors a termination fee equal to two times the annual average of the sum of the base management and incentive fees earned during the previous 24 months. In the case of any termination or non-renewal by us, our exclusivity rights with respect to net lease property opportunities offered to or generated by Michael Ashner will terminate and revert back to Winthrop Realty Trust and all lock-up restrictions on vested shares of our common stock held by Winthrop Realty Trust and all shares and units held by executive officers and employees of Winthrop Realty Partners, L.P., will terminate. These provisions may increase the effective cost to us of terminating the Advisory Agreement, thereby adversely affecting our ability to terminate NKT Advisors without cause.

We have agreed with Vornado Realty Trust that our activities will satisfy certain requirements. If we are unable to satisfy these requirements we could be liable for substantial amounts.

Affiliates of Vornado Realty Trust own 10,186,991 units, representing a 15.8% equity interest in us. We have agreed to certain restrictions regarding our activities and assets and the activities and assets of Newkirk intended to maintain Newkirk's qualification as a REIT. These restrictions will generally expire sixty business days following the date on which we notify Vornado Realty Trust that its aggregate ownership in us represents less than a 2.0% interest in us. If we breach any of these agreements, and, as a result, Vornado Realty Trust fails to maintain its qualification as a REIT or otherwise incurs liability for any tax, penalty or similar charges, we and our operating partnership could be exposed to substantial liability for damages attributable to our breach.

Risks Relating to Newkirk's Election to be taxed as a REIT

Newkirk requirements may force us to borrow to make distributions to partners.

As a REIT, Newkirk must generally distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. To the extent that Newkirk satisfies the REIT distribution requirement but distributes less than 100% of its taxable income, Newkirk will be subject to federal corporate income tax on its undistributed taxable income. In addition, Newkirk will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, Newkirk may generate taxable income greater than its cash flow available for distribution to its stockholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If Newkirk does not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable Newkirk to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs or diminish our levels of growth.

REIT restrictions on ownership of Newkirk's common stock may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our partners.

In order for Newkirk to qualify as a REIT, not more than 50% of the value of its outstanding shares of its common stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year.

In order to prevent five or fewer individuals from acquiring more than 50% of the outstanding shares of Newkirk's common stock and its resulting failure to qualify as a REIT, its charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% of our outstanding common stock. While these restrictions are designed to prevent any five individuals from owning more than 50% of the shares, they could also discourage a change in control of Newkirk and us.

Provisions in Newkirk's charter and bylaws and Maryland law may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our unitholders.

Certain provisions of Maryland law and Newkirk's charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of Newkirk and us, and may have the effect of entrenching our management and members of our board of directors, regardless of their performance. These provisions include the following:

      o Preferred stock. Under Newkirk's charter, its board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of its stockholders. The terms, preferences and rights of any series of its preferred stock that becomes outstanding may be unattractive to a potential acquirer or may require a separate vote of the holders of such series of preferred stock to effect a change in control of Newkirk and, accordingly us.

      o Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

      o Ownership limit. Newkirk's charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of its common stock (or securities convertible in to or redeemable for its common stock such as units) and the aggregate of the outstanding shares of all classes and series of its stock unless the board of directors waives or modifies this ownership limit.

      o Maryland Business Combination Act. The Maryland Business Combination Act which provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Although Newkirk's board of directors has adopted a resolution exempting us from this statute, they may repeal or modify this resolution in the future if such repeal or modification is approved by a unanimous vote of Newkirk's independent directors, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between Newkirk and other persons.

      o Maryland Control Share Acquisition Act. Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter excluding all interested shares under the Maryland Control Share Acquisition Act. "Control shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one tenth or more but less than one third, one third or more but less than a majority or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders' meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Newkirk's bylaws contain a provision exempting acquisitions of its shares from the Maryland Control Share Acquisition Act. However, Newkirk may amend its bylaws in the future to repeal or modify this exemption if such amendment is approved by the unanimous vote of its independent directors, in which case any control shares acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year that remain unresolved.

ITEM 2. PROPERTIES.

As of December 31, 2005, we owned 203 properties. Of these properties, 177 properties were wholly-owned, and 26 properties were owned by entities controlled by us or our affiliates and whose operations are consolidated for financial statement purposes with ours. For financial statement purposes, as of December 31, 2005 our properties represented approximately 73% of the total value of our assets.

Substantially all of our properties and the consolidated properties are net-leased to investment grade corporate tenants. At December 31, 2005 we had 10 properties that were not subject to leases. These properties contained an aggregate of approximately 584,000 square feet or approximately 3.5% of the total space of all properties. Our remaining properties are net leased to various tenants. The leases are similar in many respects and generally: (i) provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; (ii) obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; (iii) require the tenant to maintain insurance against casualty and liability losses; (iv) permit the tenant to sublet the property; and (v) afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that continued use and occupancy of the property would be uneconomic or unsuitable. Many of the leases grant the tenant an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a purchase price equal to the fair market value of such property. We maintain insurance on properties that are not leased and the general partner believes that your partnership's properties are adequately covered by insurance.

      The table below summarizes, as of December 31, 2005, information on our 203 properties.

                                                             In-Place Annualized
      Property Type            Number      Square Footage      Rental Revenues
      -------------            ------      --------------    -------------------

      Office                       36         6,909,517         $ 151,692,349
      Retail                      148         5,269,544            48,587,636
      Industrial                   11         3,562,963            22,885,676
      Other                         8         1,029,000            16,588,569
                              -------       -----------         -------------
      TOTAL                       203        16,771,024         $ 239,754,230
                              =======       ===========         =============

The following table sets forth certain information on our properties and the consolidated properties as of March 1, 2006 including discontinued operations. Except as otherwise indicated in the table, we own 100% of the improvements and land constituting the property.

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
OFFICE:
     AR     Little Rock                 36,311         $  6.53      Entergy                          10/31/10     Four, 5 year
     AR     Pine Bluff                  27,189           12.54      Entergy                          10/31/10     Four, 5 year
     CA     El Segundo                 184,636           16.10      Raytheon Company                 12/31/08     Six, 5 year
     CA     El Segundo                 184,636           16.10      Raytheon Company                 12/31/08     Six, 5 year
     CA     Long Beach(1)(3)           478,437           35.51      Raytheon Company                 12/31/08     Six, 5 year
     CA     Walnut Creek(1)             54,528           37.52      Hercules Credit, Inc.            08/31/07     Six, 5 year
     CO     Colorado Springs            71,000           31.13      Federal Express Corporation      04/30/08     Six, 5 year
     CT     Clinton(1)(6)               41,188           19.84      Chesebrough Ponds/Unilever       12/19/08     Five, 5year
     FL     Orlando                    357,280           13.00      Harcourt Brace & Company         03/31/09     Six, 5 year
                                                                    (Reed Elsevier, Inc.)
     FL     Orlando(1)                 184,000            5.22      Martin Marietta Corporation      05/01/08     Six, 5 year
                                                                    (Lockheed Martin)
     IN     Columbus(1)                390,100           10.00      Cummins Engine Company Inc.      07/31/09     Six, 5 year
     LA     New Orleans(1)(2)(7)       222,432           20.86      Hibernia Bank                    09/08/08     09/08/33
     LA     New Orleans(1)(2)(7)       180,595           20.19      Hibernia Bank                    09/08/08     09/08/33
     MD     Baltimore(1)               530,000           48.74      St Paul Fire and Marine          09/30/09     Six, 5 year
                                                                    Insurance Co.
     MO     Bridgeton(16)               54,205           10.58      The Kroger Co.                   03/31/06     Tenant has not
                                                                                                                  elected to renew

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
     NJ     Carteret(1)                 96,400         $ 18.25      Pathmark Stores, Inc.            12/31/11     Five, 5 year
     NJ     Elizabeth                   30,000           25.73      Bank of America                  08/31/08     Six, 5 year
     NJ     Morris Township(1)(2)      225,121           26.47      Honeywell, Inc.                  05/31/08     Six, 5 year
     NJ     Morris Township(1)(2)       49,791           29.71      Honeywell, Inc.                  05/31/08     Six, 5 year
     NJ     Morris Township(1)(2)      136,516           26.26      Honeywell, Inc.                  05/31/08     Six, 5 year
     NJ     Morristown(1)(2)           316,129           27.87      Honeywell, Inc.                  05/31/08     Six, 5 year
     NJ     Plainsboro                   2,000           77.97      Bank of America                  08/31/08     Six, 5 year
     NV     Las Vegas                  282,000           27.43      Nevada Power Company             01/31/14     Five, 5 year
     OH     Miamisburg(1)               61,229           11.62      Reed Elsevier, Inc.              01/31/08     Six, 5 year
     OH     Miamisburg(1)               85,873            6.01      Reed Elsevier, Inc.              01/31/08     Six, 5 year
     OH     Toledo(1)(2)               707,482           18.89      Owens-Illinois, Inc.             09/30/06     Tenant has elected
                                                                                                                  not to renew
     PA     Allentown                   71,230            3.67      Wachovia                         10/31/10     Three, 5 year
     TN     Johnson City                63,800           10.58      Sun Trust Bank                   11/30/06     Five, 5 year
     TN     Kingport                    42,770           10.98      American Electric Power          06/30/08     Six, 5 year
     TN     Memphis                    521,286           27.56      Federal Express Corporation      06/19/09     Six, 5 year
     TN     Memphis(1)                  75,000           16.57      The Kroger Co.                   07/01/08     Six, 5 year
     TX     Beaumont                    49,689           29.10      Wells Fargo & Co.                11/30/07     Six, 5 year
     TX     Beaumont(1)                426,000           26.46      Entergy                          07/31/07     Six, 5 year
     TX     Bedford(14)                206,905              NA      Vacant                            Vacant      Vacant
     TX     Dallas                     185,000           16.39      Wells Fargo & Co.                12/28/07     Six,  5 year
     TX     Garland(10)                278,759            5.40      Raytheon Company                 05/31/11     Five, 5 year
                                    ----------         -------

TOTAL/AVERAGE OFFICE                 6,909,517         $ 21.95
                                    ==========         =======

RETAIL:

     AL      Dothan                     53,820         $  2.89      Albertson's Inc.                 12/31/10     Four, 5 year
     AL      Florence                   42,130           15.65      The Kroger Co.                   07/01/08     Six, 5 year
     AL      Huntsville                 60,000            7.45      Albertson's Inc.                 05/31/07     Six, 5 year
     AL      Huntsville                 58,000            5.98      Albertson's Inc.                 12/31/06     Six, 5 year
     AL      Montgomery                 66,000           10.35      Albertson's Inc.                  5/31/07     Six, 5 year
     AL      Montgomery                 53,820              --      Vacant                            Vacant      Vacant
     AL      Tuscaloosa                 53,280            2.42      Albertson's Inc.                 12/31/10     One, 5 year
     AZ      Bisbee(1)                  30,181            9.06      Safeway, Inc.                    03/31/09     Six, 5 year

     AZ      Mesa                        3,080            6.61      Albertson's Inc./CSK Auto        01/31/09     Six, 5 year
     AZ      Tucson(1)                  37,268            9.77      Safeway, Inc.                    03/31/09     Six, 5 year
     CA      Atascadero(5)               4,000            8.02      Albertson's Inc./CSK Auto        01/31/09     Six, 5 year
     CA      Beaumont(5)                 4,000            7.61      Albertson's Inc./CSK Auto        01/31/09     Six, 5 year
     CA      Corona(1)                   9,400           26.43      Mark C. Bloome (Goodyear)        09/30/07     Six, 5 year

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
     CA      Downey                     39,000         $ 12.09      Albertson's Inc.                 12/31/07     Six, 5 year
     CA      Huntington Beach           43,900           12.61      Albertson's Inc.                 02/28/09     Six, 5 year
     CA      Indio(1)                    9,600           22.70      Mark C. Bloome (Goodyear)        09/30/07     Six, 5 year
     CA      Lake Forest(11)            10,250           11.75      Mark C. Bloome (Goodyear)        05/31/09     Six, 5 year
     CA      Lancaster                  42,000           12.75      Albertson's Inc.                 02/28/09     Six, 5 year
     CA      Livermore                  53,061            4.72      Albertson's Inc.                 07/31/11     Five, 5 year
     CA      Lomita(1)                  33,000           10.24      Albertson's Inc.                 01/30/08     Five, 5 year
     CA      Mammoth Lakes(1)           44,425           18.33      Safeway, Inc.                    05/31/07     Six, 5 year
     CA      Morgan Hill(11)            10,250            6.91      Mark C. Bloome (Goodyear)        05/31/09     Six, 5 year
     CA      Paso Robles(5)              7,000            4.70      Albertson's Inc./CSK Auto        01/31/09     Six, 5 year
     CA      Pinole(1)                  58,300            7.16      Albertson's Inc.                 08/31/11     Five, 5 year
     CA      Pleasanton                175,000            6.73      Federated Department Stores      08/31/12     One,  8 year and
                                                                                                                  Four, 5 year
     CA      Redlands(11)               11,200            5.53      Mark C. Bloome (Goodyear)        05/31/09     Six, 5 year
     CA      San Diego(1)              225,919            7.08      Nordstrom, Inc.                  12/31/16     One, 15 year and
                                                                                                                  One, 5 year
     CA      Santa Monica              150,000            5.74      Federated Department Stores      09/30/12     One, 8 year and
                                                                                                                  Four, 5 year
     CA      Santa Rosa                 22,452            5.25      Albertson's Inc.                 03/31/11     Five, 5 year
     CA      Simi Valley(1)             40,000           12.03      Albertson's Inc.                 01/31/08     Five, 5 year and
                                                                                                                  One, 71 month
     CA      Tustin(8)                  72,000            1.99      Target                           12/31/07     Four, 5 year
     CA      Union City(11)             10,800            7.32      Mark C. Bloome (Goodyear)        05/31/09     Six, 5 year
     CA      Ventura(13)                39,600           19.92      City of Buenaventura             11/30/13     No Renewal Terms
     CA      Yorba Linda(11)            10,800            7.62      Mark C. Bloome (Goodyear)        05/31/09     Six, 5 year
     CO      Aurora                     41,384              NA      Vacant                            Vacant      Vacant
     CO      Aurora(1)                  24,000           21.26      Safeway, Inc.                    05/31/07     Six, 5 year
     CO      Aurora(1)                  41,896            5.06      Albertson's Inc.                 12/31/11     Five, 5 year
     CO      Littleton                  39,000           12.17      Albertson's Inc.                 02/28/09     Six, 5 year
     CO      Littleton(14)              29,360              NA      Vacant                            Vacant      Vacant
     FL      Bradenton                  60,000           12.16      Albertson's Inc.                 12/31/07     Six, 5 year
     FL      Cape Coral                 30,380           14.85      Albertson's Inc./Lucky           10/31/08     Six, 5 year
                                                                    Stores
     FL      Casselberry                68,000           11.26      Albertson's Inc.                 12/31/07     Six, 5 year
     FL      Gainesville                40,717           12.53      Albertson's Inc./Lucky           10/31/08     Six, 5 year
                                                                    Stores
     FL      Largo                      40,496           14.86      Albertson's Inc./Lucky           10/31/08     Six, 5 year
                                                                    Stores
     FL      Largo                      30,336           12.95      Albertson's Inc./Lucky           10/31/08     Six, 5 year
                                                                    Stores
     FL      Largo                      53,820           .3.97      Albertson's Inc.                 12/31/10     Five, 5 year
     FL      Orlando(1)                 58,000            5.67      Albertson's Inc.                 12/31/06     Six, 5 year

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
     FL      Pinellas Park              60,000         $ 11.74      Albertson's Inc.                 05/31/07     Six, 5 year
     FL      Port Richey(14)            53,820              NA      Vacant                            Vacant      Vacant
     FL      Tallahassee(14)            53,820              NA      Vacant                            Vacant      Vacant
     FL      Venice                     41,954            5.76      Albertson's Inc.                 07/31/11     Five, 5 year
     GA      Atlanta(1)                  6,260           25.29      Bank of America                  12/31/09     Six, 5 year
     GA      Atlanta(1)                  3,900           28.46      Bank of America                  12/31/09     Six, 5 year
     GA      Chamblee(1)                 4,565           27.36      Bank of America                  12/31/09     Six, 5 year
     GA      Cumming(1)                 14,208           19.73      Bank of America                  12/31/09     Six, 5 year
     GA      Duluth(1)                   9,300           18.95      Bank of America                  12/31/09     Six, 5 year
     GA      Forest Park(1)             14,859           18.98      Bank of America                  12/31/09     Six, 5 year
     GA      Jonesboro(1)                4,894           22.30      Bank of America                  12/31/09     Six, 5 year
     GA      Stone Mountain(1)           5,704           23.56      Bank of America                  12/31/09     Six, 5 year
     ID      Boise                      37,000           15.76      Albertson's Inc.                 12/31/07     Six, 5 year
     ID      Boise(1)                   43,400            8.05      Albertson's Inc.                 01/31/08     Five, 5 year and
                                                                                                                  One, 71 month
     IL      Freeport                   29,915           12.77      Albertson's Inc./Lucky           10/31/08     Six, 5 year
                                                                    Stores
     IL      Rock Falls(15)             27,650           14.57      Albertson's Inc./Lucky           10/31/08     Tenant exercised
                                                                    Stores                                        economic
                                                                                                                  discontinuance
     IN      Carmel                     38,567            4.11      Marsh Supermarkets, Inc.         10/31/08     Six, 5 year
     IN      Lawrence                   28,721            6.72      Marsh Supermarkets, Inc.         10/31/08     Six, 5 year
     KY      Louisville(1)              40,019           16.45      The Kroger Co.                   12/29/11     Five, 5 year
     KY      Louisville(1)               9,600           11.57      The Kroger Co.                   12/29/11     Five, 5 year
     LA      Baton Rouge                58,000           12.21      Albertson's Inc.                 05/31/07     Six, 5 year
     LA      Minden                     35,000           11.55      Safeway, Inc.                    11/30/07     Six, 5 year
     MT      Billings(1)                40,800            9.05      Safeway, Inc.                    05/31/07     One, 3 year and
                                                                                                                  One, 5 year
     MT      Bozeman(1)                 20,705            4.19      Albertson's Inc.                 12/31/10     Four, 5 year
     NC      Charlotte                  33,640            2.90      Food Lion, Inc. (Delhaize        10/31/08     Six, 5 year
                                                                    America Inc.)
     NC      Concord                    32,259            6.09      Food Lion, Inc. (Delhaize        10/31/08     Six, 5 year
                                                                    America Inc.)
     NC      Jacksonville               23,000            3.63      Food Lion, Inc. (Delhaize        02/28/08     Six, 5 year
                                                                    America Inc.)
     NC      Jefferson(1)               23,000            3.17      Food Lion, Inc. (Delhaize        02/28/08     Two, 5 year
                                                                    America Inc.)
     NC      Lexington                  23,000            6.02      Food Lion, Inc. (Delhaize        02/28/08     Six, 5 year
                                                                    America Inc.)
     NC      Thomasville                21,000            5.07      Food Lion, Inc. (Delhaize        10/31/08     Six, 5 year
                                                                    America Inc.)
     NE      Omaha                      67,000           10.99      Albertson's Inc.                 12/31/07     Six, 5 year
     NE      Omaha                      72,709            5.32      Albertson's Inc.                 11/30/06     Six, 5 year
     NE      Omaha                      66,000           10.71      Albertson's Inc.                 05/31/07     Six, 5 year
     NJ      Garwood                    52,000           11.91      Pathmark Stores, Inc.            05/31/11     Two, 5 year
     NM      Albuquerque(1)             35,000           18.70      Safeway, Inc.                    11/30/07     Six, 5 year
     NM      Farmington(5)               3,030            5.20      Albertson's Inc./CSK Auto        01/31/09     Six, 5 year
     NM      Las Cruces                 30,000           14.64      Albertson's Inc.                 12/31/07     Six, 5 year

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
     NV      Las Vegas                  38,000         $  4.45      Albertson's Inc.                 12/31/10     Five, 5 year
     NV      Las Vegas(1)               60,000            7.57      Albertson's Inc.                 01/30/11     Two, 5 year
     NV      Las Vegas(1)               38,042           14.13      Albertson's Inc.                 01/31/08     Two, 5 year and
                                                                                                                  One, 71 month
     NV      Las Vegas(5)                2,800            8.85      Albertson's Inc./CSK Auto        01/31/09     Six, 5 year
     NV      Reno(1)                    42,000           13.16      Albertson's Inc.                 12/31/07     Six, 5 year
     NY      Portchester                59,000           18.89      Pathmark Stores, Inc.            10/31/08     Three, 5 year
     OH      Cincinnati(1)              25,628           14.39      The Kroger Co.                   12/28/06     One, 5 year
     OH      Columbus(1)                34,019           23.44      The Kroger Co.                   12/29/06     Six, 5 year
     OH      Franklin                   29,119            3.83      Marsh Supermarkets, Inc.         10/31/08     Six, 5 year
     OK      Lawton(1)                  30,757           10.84      Safeway, Inc.                    03/31/09     Six, 5 year
     OR      Beaverton                  42,000           13.02      Albertson's Inc.                 02/28/09     Six, 5 year
     OR      Grants Pass(1)             33,770            8.65      Safeway, Inc.                    03/31/09     Six, 5 year
     OR      Portland                   41,612            8.29      Albertson's Inc.                 12/31/06     Six, 5 year
     OR      Salem                      51,902            7.81      Albertson's Inc.                 02/28/09     Six, 5 year
     PA      Doylestown                  3,800           38.81      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Lansdale                    3,800           41.04      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Lima                        3,800           44.66      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           36.58      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           52.19      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           11.77      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           42.99      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           49.12      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           38.81      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           39.09      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia                3,800           55.26      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Philadelphia               50,000            8.08      Pathmark Stores, Inc.            11/30/10     Five, 5 year

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
     PA      Richboro                    3,800         $ 36.02      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     PA      Wayne                       3,800           52.75      Meritor Savings Bank             08/31/08     Six, 5 year
                                                                    (Mellon Bank/Citizens Bank)
     SC      Moncks Corner(1)           23,000            2.69      Food Lion, Inc. (Delhaize        02/28/08     Two, 5 year
                                                                    America Inc.)
     TN      Chattanooga(1)             42,130           16.81      The Kroger Co.                   07/01/08     Six, 5 year
     TN      Paris(1)                   31,170           15.04      The Kroger Co.                   07/01/08     Six, 5 year
     TX      Carrolton(17)              61,000            8.24      Albertson's Inc.                 01/30/06     Tenant has not
                                                                                                                  elected to renew
     TX      Dallas(1)                  68,024            7.89      The Kroger Co.                   12/28/06     Tenant has elected
                                                                                                                  not to renew
     TX      El Paso(5)                  2,625            7.79      Albertson's/CSK Auto             01/31/09     Six, 5 year
     TX      El Paso(5)                  2,800            6.44      Albertson's/CSK Auto             01/31/09     Six, 5 year
     TX      Fort Worth(1)              44,000           13.72      Safeway, Inc.                    05/31/07     Six, 5 year
     TX      Garland(1)                 40,000           17.05      Safeway, Inc.                    11/30/07     Six, 5 year
     TX      Granbury(1)                35,000           12.15      Safeway, Inc.                    11/30/07     Six, 5 year
     TX      Grand Prairie(1)           49,349           10.02      Safeway, Inc.                    03/31/09     Six, 5 year
     TX      Greenville(1)              48,427            4.20      Safeway, Inc.                    05/31/11     Five, 5 year
     TX      Hillsboro(1)               35,000            9.62      Safeway, Inc.                    11/30/07     Six, 5 year
     TX      Houston(1)                 52,200           14.45      The Kroger Co.                   12/29/11     Five, 5 year
     TX      Lubbock(1)(14)             53,820              NA      Vacant                            Vacant      Vacant
     TX      Lubbock(5)                  2,550            6.82      Albertson's/CSK Auto             01/31/09     Six, 5 year
     TX      Midland                    60,000           10.53      Albertson's Inc.                 02/28/09     Six, 5 year
     TX      Texarkana                  46,000            4.72      Albertson's Inc.                 03/31/11     Five, 5 year
     UT      Bountiful(1)               49,500            5.76      Albertson's Inc.                 01/30/11     One, 5 year
     UT      Sandy(1)                   41,612            4.78      Albertson's Inc.                 12/31/06     Two, 5 year
     VA      Staunton                   23,000            7.20      Food Lion, Inc. (Delhaize        02/28/08     Six, 5 year
                                                                    America Inc.)
     WA      Bothell(1)                 27,968            3.45      Albertson's Inc.                 12/31/10     Five, 5 year
     WA      Edmonds(1)(14)             35,459              NA      Vacant                            Vacant      Vacant
     WA      Everett                    35,000           17.22      Albertson's Inc.                 12/31/07     Six, 5 year
     WA      Federal Way                42,000            9.76      Albertson's Inc.                 12/31/07     Six, 5 year
     WA      Graham(1)                  44,718            9.22      Safeway, Inc.                    03/31/09     Six, 5 year
     WA      Kent                       42,000           12.99      Albertson's Inc.                 02/28/09     Six, 5 year
     WA      Milton(1)                  44,718           10.63      Safeway, Inc.                    03/31/09     Six, 5 year
     WA      Port Orchard(1)(18)        27,968            3.00      Jubilee Fun                     month-month   None
     WA      Redmond(1)                 44,718           11.26      Safeway, Inc.                    03/31/09     Six, 5 year
     WA      Spokane                    42,000            5.13      Albertson's Inc.                 12/31/10     Five, 5 year
     WA      Spokane(1)                 38,905            9.63      Safeway, Inc.                    03/31/09     Six, 5 year
     WA      Woodinville(1)             29,726            5.77      Albertson's Inc.                 12/31/06     Five, 5 year
     WY      Cheyenne                   31,420            6.87      Albertson's Inc.                 03/31/06     Tenant has not
                                                                                                                  elected to renew
     WY      Evanston (19)              28,086              NA      Uinta County Herald                Multi-     None
                                                                                                  Tenant/Vacant
     WY      Evanston                   10,378            3.91      Community First Bank (Bank     Multi-Tenant   None
                                    ----------         -------      of the West)

TOTAL/AVERAGE RETAIL                 5,269,544         $  9.22
                                    ==========         =======

                                     Approximate   January 1, 2006
                                      Leaseable    Annualized Base                                Current Term
                                      Building         Rent per                                      Lease
   State    City                       Sq. Ft.        Sq. Ft.($)       Principal Tenant(12)        Expiration*    Renewal Terms
   -----    ----                     -----------   ---------------     --------------------       ------------    -------------
INDUSTRIAL:
     CA      Long Beach(1)(3)          200,541         $ 14.88      Raytheon Company                 12/31/08     Six, 5 year
     CA      Palo Alto(1)              123,000           32.37      Xerox Corporation                01/31/08     One, 5 year
     FL      Orlando(14)               205,016            5.89      Walgreen Company                 03/31/11     Four, 5 year
     KY      Owensboro(1)(6)           443,380           11.93      Chesebrough Ponds/Unilever       12/19/08     Five, 5 year
     ME      North Berwick             820,868            2.21      United Technologies Corp.        12/31/10     Five, 5 year
     NY      Saugerties(9)              52,000            2.35      Rotron Inc/EG&G/URS              12/31/09     Four, 5 year
     SC      N. Myrtle Beach(1)         36,828            3.88      Food Lion, Inc. (Delhaize        10/31/08     Four, 5 year
                                                                    America Inc.)
     TN      Franklin(1)               289,330            5.10      United Technologies Corp.        12/31/08     Four, 5 year
     TN      Memphis(1)                780,000            3.67      Sears, Roebuck & Company         02/28/17     Two, 10 year
     TX      Lewisville                256,000            5.89      Xerox Corporation                06/30/08     Six, 5 year
     WI      Windsor(1)                356,000            7.52      Walgreen Company                 02/28/07     Five, 5 year
                                    ----------         -------

TOTAL/AVERAGE INDUSTRIAL             3,562,963         $  6.42
                                    ==========         =======

OTHER:
     AZ      Sun City(13)               10,000         $ 15.00      Furrs Cafeterias                 05/31/12     None
     CA      El Segundo(4)             959,000           16.10      Raytheon Company                 12/31/08     Six, 5 year
     CO      Ft. Collins                10,000           24.96      Lithia Motors                    05/31/12     Ten, 5 year
     NM      Carlsbad(13)               10,000           15.00      Furrs Cafeterias                 05/31/12     None
     TX      Corpus Christi(13)         10,000           15.00      Furrs Cafeterias                 05/31/12     None
     TX      El Paso(13)                10,000           15.00      Furrs Cafeterias                 05/31/12     None
     TX      McAllen(13)                10,000           15.00      Furrs Cafeterias                 05/31/12     None
     TX      Victoria(13)               10,000           15.00      Furrs Cafeterias                 05/31/12     None
                                    ----------         -------

TOTAL/AVERAGE OTHER                  1,029,000         $ 16.12
                                    ==========         =======

GRAND TOTAL/AVERAGE                 16,771,024         $ 14.30
                                    ==========         =======

----------
* Represents the later of the current lease term or any exercised renewal term options.
(1)   Land held in land estate or pursuant to ground lease.
(2) See "Item 1. Business-2005 Transactions and Subsequent Events" for information on these properties.
(3)   55.0% interest owned by us.
(4)   53.0% interest owned by us.
(5)   49.9% interest owned by us.
(6)   62.2% interest owned by us.
(7)   47.5% interest owned by us.
(8)   68.9% interest owned by us.
(9)   57.8% interest owned by us.
(10)  60.5% interest owned by us.
(11)  32.1% interest owned by us.
(12) The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.
(13)  These leases do not provide for renewal terms.

(14) Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent.
(15) We received a notice dated August 30, 2005 from Albertson's Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson's Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. We can reject this offer by notifying Albertson's Inc. by April 18, 2006. We are currently evaluating whether the offer should be rejected. We recorded an impairment loss of $550,000 on this property during the third quarter of 2005.
(16) Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent. However, a lease has been executed with a new tenant for an initial seven year term commencing April 1, 2006. Annual rental rates under the lease will be as follow: 4/1/06 - 3/31/08, $371,000; 4/1/08 - 3/31/11, $384,000;
      4/1/11 - 3/31/13, $397,000. The lease provides for two, five-year renewal options at fair market value.
(17) Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent. However, a lease has been executed with a new tenant for an initial 15-year term commencing February 1, 2006. Annual rental rates under the lease will be as follows: 2/1/06 - 1/31/09, $240,832; 2/1/09 - 1/31/12,
      $270,936; 2/1/12 - 1/31/15, $301,040; 2/1/15 - 1/31/18, $331,144; 2/1/18 -
      1/31/21, $361,248. The new tenant was granted free rent from 2/1/06 - 4/30/06 and for February 2007. The lease provides for one, five-year renewal option at fair market value.
(18) Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent. However, we have entered into an agreement with the subtenant to rent the premises on a month-to-month basis. We are currently negotiating a long term lease with the subtenant.
(19) Approximately 7,800 square feet is rented under four separate leases to multiple tenants.

Below is a listing of tenants which accounted for 3% or more of aggregate in-place annualized rental revenues from our properties as of December 31, 2005:

                                                                                                             Percentage of 2005
                                            Number of                                      2005 Rental        Aggregate Annual
Tenant(1)                                   Properties          Square Footage               Revenues          Rental Revenue
---------                                   ----------          --------------               --------          --------------
Raytheon Company(2)                              6                2,286,009               $  42,863,692             17.9
St. Paul Fire and Marine Insurance Co.           1                  530,000                  25,832,664             10.8
Albertson's Inc.                                71                2,842,909                  22,590,094              9.4
Honeywell, Inc.(3)                               4                  727,557                  19,833,669              8.3
Federal Express Corporation                      2                  592,286                  16,575,578              6.9
Owens-Illinois, Inc.                             1                  707,482                  13,364,335              5.6
Entergy Corporation                              3                  489,500                  11,849,734              4.9
Safeway Inc.                                    19                  736,036                   8,494,155              3.5
Hibernia National Bank                           2                  403,027                   8,286,145              3.5
Nevada Power Company                             1                  282,000                   7,735,260              3.2

(1) The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.
(2) Properties leased to Raytheon represented approximately 12.9% of our total assets for financial reporting purposes as of December 31, 2005. Raytheon is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. As of December 31, 2005, no other lessee leased property from us representing more than 10% of our total assets.
(3) In June 2005, we entered into an agreement with Honeywell International, Inc. the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. See "Item 1. Business - Property Matters" above.

      The following charts set forth certain information as of December 31, 2005 concerning expirations of the current lease terms for our properties (assuming no renewals other than those which have already been exercised) from 2006 to 2016:

    Lease            Number of Properties      Approximate Sq. Ft.          Aggregate
  Expiration               at Which                Covered by               In-Place           Cumulative Percentage
     Date              Lease Expires(1)        Expiring Leases(1)     Rental Income(1)(2)    of Aggregate Revenues(1)
     ----              ----------------        ------------------     -------------------    ------------------------
  2006                                 13               1,283,375            $ 17,230,920               7.2%
  2007                                 32               3,005,442              37,284,017              22.7%
  2008                                 63               5,755,504              99,190,024              64.1%
  2009                                 45               2,746,105              58,627,451              88.6%
  2010                                 12               1,295,191               4,118,356              90.3%
  2011                                 16               1,158,446               9,992,346              94.4%
  2012                                  9                 395,000               3,187,134              95.8%
  2013                                  1                  39,600                 788,722              96.1%
  2014                                  1                 282,000               7,735,260              99.3%
  2015                                 --                      --                      --              99.3%
  2016                                  1                 225,919               1,600,000             100.0%
Vacant                                 10                 584,442                      --
                         ----------------      ------------------     -------------------    --------------

TOTAL PORTFOLIO                       203              16,771,024            $239,754,230             100.0%
                         ================      ==================     ===================    ==============

----------
(1)   Covers current term lease expirations only.
(2) Based on rent from continuing operations for the year ended December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 17, 2005, affiliates of Apollo, Vornado and WEM, executed a consent in favor of the actions described in the Definitive Information Statement on Schedule 14C filed by the Operating Partnership on such date. Reference is made to such Definitive Information Statement for additional information.

PART II

ITEM 5. MARKET FOR LIMITED PARTNERSHIP UNITS, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

There is no established public trading market for the units. As of December 31, 2005, there were 1,513 holders of record of units.

Distributions

Since January 1, 2004 your partnership has made the following distributions aggregating approximately $101,179,000.

           Year Ended December 31, 2004         Per Unit Distribution (1)
           ----------------------------         -------------------------

                      2/04                                $ 0.23
                      5/04                                  0.24
                      9/04                                  0.24
                     11/04                                  0.25
                                                          ------
                                                          $ 0.96
                                                          ======
           Year Ended December 31, 2005
           ----------------------------

                        2/05                                0.26
                        5/05                                0.26
                        8/05                                0.27
                        1/06                                0.27 (2)
                                                          ------
                                                          $ 1.06
                                                          ======

      (1)   Per unit amounts give effect to the November 7, 2005 split.
      (2) Represents pro-rated quarterly distribution for the partial fourth quarter of 2005, commencing November 7, 2005 through December 31, 2005 paid to unitholders of record as of December 31, 2005.

We currently anticipate making regular quarterly distributions in respect of our operations in amount equal to $.40 per quarter per unit. However, future distributions are dependent upon many factors, including our earnings, capital requirements, property sales, financial condition and available cash flow. In this regard, the KeyBank/Bank of America Loan requires us to maintain liquid assets of at least $5,000,000 and a minimum consolidated net worth equal to $400,000,000 during the initial loan term and up to $550,000,000 during the last extended term. In addition, under the terms of the loan, we are is prohibited from making distributions if its unconsolidated debt service coverage ratio falls below 1.7 during the initial period of the loan or 2.0 during the extension periods. These and other restrictions relating to the KeyBank loan could impact our ability to make distributions in the future. Newkirk, however, is required to make annual dividends equal to 90% of its taxable income. Accordingly, pursuant to the terms of the KeyBank/Bank of America Loan, we are permitted to make distributions sufficient for Newkirk to meet these requirements.

Sales of Unregistered Securities

On November 7, 2005, we effected a 7.5801 for one pro rata split of our units. In addition, immediately following the split, we issued 16,875,000 common units to Newkirk in exchange for a contribution of (x) $235,800,000 in cash and (y) certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk.

In connection with the Newkirk IPO, holders of units, other than Newkirk, have the right, beginning on November 7, 2006 and subject to certain limitations, to cause us to redeem their units at a price based on the closing price of Newkirk's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk will be permitted to elect to purchase tendered units for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data are derived from our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005, 2004, 2003 and 2002 and from the combined consolidated financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC ("Predecessor Entity") as of and for the year ended December 31, 2001. The financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below and "Item 8. The Consolidated Financial Statements" and the notes thereto appearing elsewhere in this report.

                                                                     Year Ended December 31,
                                                              (in thousands, except per unit data)
                                            -----------------------------------------------------------------------
                                                                                                             The
                                                                                                        Predecessor
                                                     The Newkirk Master Limited Partnership                Entity
                                            --------------------------------------------------------    -----------
                                                2005           2004           2003           2002          2001(1)
                                            -----------    -----------    -----------    -----------    -----------
Operating Data
Total revenues                              $   233,053    $   236,444    $   251,021    $   240,203    $   258,975
Income from continuing operations before
minority interest                                59,877        101,278        104,938        100,350        102,049
Income from continuing operations                41,084         82,794         86,641         89,665         46,387
Net income                                       49,295        137,808        145,164        122,862         49,611
Net income per unit (2)                             .98           2.88           3.03           2.65             --
Cash distributions per unit (2)                    1.06            .96            .73           4.24             --
Weighted average units outstanding (2)           50,102         47,889         47,976         46,390             --

Balance Sheet Data
Real estate investments, at cost              1,457,603      1,578,182      1,655,430      1,716,568      1,390,422
Real estate investments, net of                 913,518      1,032,797      1,129,237      1,203,890      1,001,321
   accumulated depreciation
Total assets                                  1,306,953      1,237,129      1,384,094      1,476,623      1,476,922
Long term debt                                  770,786        907,339      1,104,231      1,238,494      1,024,539
Partners' equity                                461,184        203,785         98,864         (6,104)       257,518

Other Data (3)
Funds from continuing operations                 78,895             --             --             --             --
Adjusted funds from continuing
   operations                                    89,395             --             --             --             --
Adjusted funds from continuing
   operations per unit                             1.39             --             --             --             --

----------
(1) The combined consolidated balance sheet at December 31, 2001 and the combined consolidated operating results for the years ended December 31, 2001 are not comparable to the consolidated balance sheet data at December 31, 2002 and the consolidated operating data results for the year ended December 31, 2002. The Predecessor Entity amounts include assets that were not transferred to the Operating Partnership, and the Operating Partnership amounts included assets that were contributed to the Operating Partnership by partners other than the Predecessor Entity.

(2)   Adjusted to reflect the 7.5801 to 1 unit split of the outstanding units.

(3) The following presents a reconciliation of our income from continuing operations to our adjusted funds from continuing operations for the year ended December 31, 2005 (in thousands):

      Income from continuing operations                             $ 41,084

      Real estate depreciation                                        38,761
      Real estate depreciation of unconsolidated interests             1,206
      Less minority interest share of real estate depreciation        (2,156)
                                                                    --------

      Funds from continuing operations                                78,895

      Add:  Compensation expense incurred for exclusivity rights      10,500
                                                                    --------

      Adjusted funds from continuing operations                     $ 89,395
                                                                    ========

We compute funds from continuing operations ("FFO") as shown in the calculation above. Funds from continuing operations is a non-GAAP financial measure which represents "funds from operations" as defined by NAREIT, excluding net income
(loss) from discontinued operations. NAREIT defines funds from operations as net income, computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We have also reported our adjusted FFO ("AFFO") as adjusted for the non-cash charge incurred in connection with the issuance of shares to Winthrop Realty Trust in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by senior management. We consider AFFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that funds from continuing operations provides a more meaningful and accurate indication of our performance. AFFO can also facilitate a comparison of current operating performance among REITs. AFFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware limited partnership engaged in the business of owning commercial properties, most of which are currently net-leased to investment grade corporate tenants. In addition to our ownership of real properties, we also own other real estate assets.

At December 31, 2005, our primary assets were our interests in 203 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also held subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services to other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

Our primary long-term business objectives are to increase funds from operations, cash flow available for distribution to our unitholders and net asset value per unit. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next four years, as the primary terms of these existing leases expire, the funds from operations and cash flow attributable to the existing properties will decline. Consequently, for the short term, we will measure our performance by our success in replacing the built-in step down in cash flow and funds from operations with new rents derived from the execution of our acquisition program and management of the existing property lease rollover.

Our strategy for our existing properties will be to manage our properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon expiration of a property's lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease the property on a net lease basis, we will either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions we may elect to retain non-net leased properties so as to maximize returns.

The primary risks associated with re-tenanting properties are: (i) the period of time required to find a new tenant; (ii) whether renewal rental rates will be lower than in-place rental rates; (iii) significant leasing costs such as commissions and tenant improvement allowances; and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. We address these risks by contacting tenants well in advance of their lease expirations to ascertain their occupancy needs, visiting the properties to determine the physical condition of the property and meeting with local brokers to determine the depth of the rental market.

In addition to the strategy related to our existing properties, we intend to employ a portion of the proceeds from the Newkirk IPO, as discussed below, as well as proceeds from future debt or equity financing and a portion of our cash flow from operations and property sales to engage in significantly more acquisition and investment activity than we historically have conducted. We will look to:

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

      Where opportunity arises, we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets.

      We will also refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

2005 Milestones and Subsequent Events

Newkirk IPO

On November 7, 2005, Newkirk completed its initial public offering of common stock (the "Newkirk IPO"). The common stock of Newkirk is traded on the New York Stock Exchange under the symbol "NKT". In connection with this transaction, on November 7, 2005:

      o     Newkirk was appointed as our successor general partner;

      o our agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners, other than Newkirk, the right, beginning on November 7, 2006 and subject to certain limitations, to cause us to redeem their interest at a price based on the closing price of Newkirk's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk will be permitted to elect to purchase tendered partnership interests in us for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk's common stock;

      o in order to facilitate the UPREIT structure, we effected a 7.5801 to 1 unit split of the outstanding units thereby increasing the outstanding units to 47,500,000 units;

      o we and Newkirk retained NKT Advisors pursuant to an Advisory Agreement to manage our assets and our day-to-day operations, subject to the supervision of Newkirk's board of directors;

      o Newkirk acquired 15,625,000 newly-issued units (post-split) from us in exchange for $235,800,000 and an additional 1,250,000 units (post split) in exchange for the contribution of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk, that Newkirk had acquired from Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments). Newkirk also purchased 2,500,000 outstanding units (post-split) from Apollo Real Estate Investment Fund III, L.P. and WEM-Brynmawr Associates LLC for approximately $37,700,000. Following these purchases, Newkirk owns 19,375,000 units or 30.1% of the 64,375,000 outstanding units. The per unit price paid by Newkirk for such units (other than the 1,250,000 units acquired in respect of exclusivity rights) was equal to the per share offering price under the Newkirk IPO, less underwriting commissions;

      o NKT Advisors was issued special voting preferred stock of Newkirk entitling it to vote on all matters for which Newkirk common stockholders are entitled to vote. The number of votes that NKT Advisors will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represent the total number of units outstanding immediately following consummation of the Newkirk IPO (excluding units held by Newkirk). As units are redeemed at the option of a unitholder, the number of votes attaching to NKT Advisor's special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement provides that on all matters for which NKT Advisors is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than Newkirk, on such matters, except that NKT Advisors (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances; and

      o     We acquired all of the partnership interests in T-Two Partners.

Financings

      o On August 11, 2005, we refinanced our existing loan with KeyBank and Bank of America with a new $750,000,000 loan.

      o On February 10, 2006, we obtained a first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party, in the original principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. See "Property Acquisitions and Other Investments" below. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of approximately $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We also received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

Property Sales

      o During the year ended December 31, 2005, we sold seven properties for a combined net sales price of approximately $44,900,000. Included above, in November 2005, Hershey Foods Corporation, the tenant at our 430,000 square foot facility in New Kingston, Pennsylvania, acquired the property pursuant to its purchase option for $11,350,000. We also received $3,838,000 of accrued and deferred rent.

      o In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007 for $41,900,000.

Property Acquisitions and Other Investments

      o On January 18, 2006, we acquired an approximately 115,500 square foot office building in Bridgewater, New Jersey for a purchase price of $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net adjusted rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

      o On January 26, 2006, we acquired a 99,500 square foot 100% leased office building in Lisle, Illinois for a purchase price of $15,250,000. Adjusted net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual lease rent commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by $43,000 on each January 1 thereafter.

      o At December 31, 2005, we owned securities in the publicly traded net lease REITs for an aggregate cost of approximately $5,030,000.

Lending Activities

      o On December 29, 2005, a joint venture in which we hold a 50% interest made a $6,500,000 first mortgage loan to the Chicago Athletic Association. The loan is secured by a property solely occupied by the Chicago Athletic Association located at 12 S. Michigan, Chicago, Illinois, bears interest at 8.5% per annum, requires monthly payments of approximately $52,000 and matures on December 15, 2010, at which time the outstanding principal balance of the loan is expected to be approximately $6,089,000.

Leasing

      o     As of March 1, 2006, our properties were 96.5% leased.

      o Since November 7, 2005, six tenants representing leases at ten properties containing 1,390,674 square feet exercised their renewal option.

      o During that same period, two tenants representing leases at three properties containing 135,548 square feet notified us that they would not exercise their renewal options. We are currently marketing these properties for lease.

      o Since the Newkirk IPO, three properties containing 143,173 square feet have been fully leased, and one property has been partially leased to a 7,800 square foot tenant.

Other Matters

      o On January 15, 2006 we entered into a strategic alliance with U.S. Realty Advisors, LLC, a leading net-lease property advisor, pursuant to which we will acquire single tenant assets.

      o In January 2006, we engaged the services of two dedicated, nationally recognized acquisition professionals, K. David Beardsley and Brian Johnson.

Trends

Competition

We expect to face significant competition for our targeted investments. We intend to capitalize on the acquisition and investment opportunities that our senior management may bring to us as a result of its acquisition experience. Through its broad experience, our senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believes that our advisor's significant real estate management infrastructure will provide us with the economies of scale associated with its current business operations and thus will provide us with a competitive advantage when bidding on investment opportunities.

We also compete with a large number of real estate property owners and developers for tenants. Principal factors of competition are rent charged, attractiveness of location and property condition. Our success will depend upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Interest rate environment

The current yield curve indicates that interest rates may increase. The effect of future interest rate increases on future acquisitions is not possible to predict but with respect to the effect on our floating rate debt, we may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on operations. Toward that end, we have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR Rate at 4.642% for $250,000,000 of the loan balance; (ii) an interest rate cap agreement with Fleet Bank for $295,000,000 through November 2006 capping the LIBOR Rate at 5%; and
(iii) an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6% for the period from November 2006 until August 2008 for a notional Amount of $290,000,000 related to KeyBank National Association debt. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Historically, our principal sources of funds have been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2005, ten properties were not subject to leases, representing approximately 3.5% of our square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with Newkirk's requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives; will provide the necessary capital required for our investment activities.

In connection with the Newkirk IPO, we issued new units in exchange for $235,800,000, the proceeds of which were used in connection with the November 7, 2005 transaction, to repay $150,000,000 of existing debt and the balance of the proceeds from the sale of new units was added to our cash reserves to be utilized to fund future acquisitions and fund working capital requirements. In connection with Newkirk becoming our general partner, we effectively serve as the operating partnership for Newkirk in connection with its umbrella partnership real estate investment trust or "UPREIT" structure. Newkirk will conduct all of its operations through us. As a public company Newkirk has access to public and private equity and debt markets and selective secured indebtedness. We may also seek an unsecured credit facility.

Our UPREIT structure will enable us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, our limited partnership interests. We intend to utilize this structure to facilitate our ability to acquire individual properties and portfolios of properties by structuring transactions which will defer tax payable by a seller while preserving our available cash for other purposes, including the payment of dividends and distributions.

Future Cash Requirements:

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations from continuing operations, including all fixed and variable rate debt obligations, as of December 31, 2005, (in thousands):

                                                                Payments Due by Period
                                      ---------------------------------------------------------------------------
                                                    Less than 1
Contractual Obligations                 Total           Year          2-3 Years       4-5 Years     After 5 Years
-----------------------                 -----       -----------       ---------       ---------     -------------
Mortgage Loan Payable                 $166,195        $ 36,700        $ 80,469        $ 16,625        $ 32,401
Note Payable                           593,463           7,500         585,963              --              --
Contract Right Mortgage Loan (4)        11,128              --              --             720          10,408
Ground Lease Obligations (1)             1,291             269             522                            4973
Advisors' Fee (2)                       14,400 (3)       4,800           9,600              --              -- (3)
                                      --------        --------        --------        --------        --------
                                      $786,477        $ 49,269        $676,554        $ 17,842        $ 42,812
                                      ========        ========        ========        ========        ========
Commitments (5)                             --              --              --              --              --

(1) Does not include ground lease obligations where the lease agreements require the tenant to pay the ground rent expense.
(2) Based upon equity in place at December 31, 2005. No effect given to the incentive fee as it is a product of future performance.
(3) No amounts have been included due to the automatic annual renewal provisions of the Advisory Agreement.
(4)   No payments until 2009.
(5) Excludes pending acquisitions from January 1, 2006 to January 26, 2006 of $36,400,000 that were subject to due diligence at December 31, 2005.

We carry comprehensive liability and all risk property insurance: (i) fire; (ii) flood; (iii) extended coverage; (iv) "acts of terrorism," as defined in the Terrorism Risk Insurance Act of 2002, and (v) rental loss insurance with respect to our assets. In addition, under the terms of the triple-net tenant leases, the tenant is obligated to maintain adequate insurance coverage.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) and our secured debt facility contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Cash Flows

We had cash and cash equivalents of $174,816,000 at December 31, 2005, which consisted of $94,816,000 in cash and $80,000,000 in US Treasury Bill cash equivalents with maturities of less than 90 days. U.S. Treasury Bills are classified as cash equivalents. The average annual yields on the U.S. Treasury Bills were 3.0% for the years ended December 31, 2005.

Our level of liquidity based upon cash and cash equivalents increased by approximately $153,499,000 during the year ended December 31, 2005. The increase resulted from $142,463,000 of cash provided by our operating activities, $58,454,000 of cash provided by our investing activities and $47,418,000 of cash used by our financing activities.

Cash provided by operating activities of $142,463,000 was comprised of: (i) net income of $49,295,000; (ii) adjustments for non-cash items of $128,003,000, and
(iii) a net negative change in operating assets and liabilities of $34,835,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $53,478,000; (ii) impairment loss of $29,715,000; (iii) loss on early extinguishment of debt of $30,460,000; (iv) minority interest of $18,786,000; (v) compensation expense related to the exclusivity rights of $10,500,000, (vi) the effect of straight-lining of rental income of $5,741,000, partially offset by (i) net gains on disposal of real estate of $17,707,000,
(ii) equity in net income of partially-owned entities of $2,729,000, and (iii) interest earned on restricted cash of $239,000. See Results of Operations below for additional details on our operations.

Cash provided by our investing activities consisted of $44,911,000 in proceeds from the sale of real estate, $44,405,000 from the acquisition of all the partnership interests in T-Two Partners and $143,000 in proceeds from the sale of real estate securities, partially offset by (i) purchases of various real estate securities for $5,171,000, (ii) deposits on future real estate acquisitions of $2,126,000, (iii) the issuance of loans receivable of $6,500,000, (iv) increases in our restricted cash of $16,777,000, (v) investments in limited partnership interests of $80,000, (vi) costs to obtain new leases of $65,000, and (vii) $286,000 of building acquisitions and capital improvements to our existing properties.

During 2005 our financing activities used cash primarily for (i) principal payment on mortgage notes of $277,685,000, (ii) principal payments on notes payable of $319,035,000, (iii) principal payments on contract right mortgage notes of $85,481,000, (iv) $37,692,000 of distributions made to our unitholders, and financing costs of $6,997,000. Cash provided by financing activities consisted primarily of (i) $231,139,000 of net proceeds from the issuance new units by us in connection with the Newkirk IPO, (ii) $477,759,000 of net proceeds from the refinancing of our secured debt facility, and (iii) $1,666,000 received in contributions form minority partners.

Distributions

During 2005, we paid distributions of $12,313,000 ($0.26 per unit on a post-split basis), $12,533,000 ($0.26 per unit on a post-split basis) and $12,846,000 ($0.27 per unit on a post split basis) in February, May and August 2005, respectively.

In December 2005, we declared a distribution of $17,381,000 ($0.27 per unit) which was paid on January 17, 2006 to the holders of record as of December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangementas as of December 31, 2005.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31,
2004

Income from Continuing Operations

Income from continuing operations decreased by $41,710,000 to $41,084,000 for the year ended December 31, 2005 from $82,794,000 for the year ended December 31, 2004. As more fully described below, this decrease is primarily attributable to loss on early extinguishment of debt and impairment charges incurred during 2005 and a 1.8% decline in rental revenues.

Rental Income

Rental income decreased by $4,125,000 or 1.8% to $228,564,000 for the year ended December 31, 2005 from $232,689,000 for the year ended December 31, 2004. Approximately $2,437,000 of the decrease was due to the vacancy of a property located in Bedford, Texas. The decrease was also due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates which in a number of instances are above market rate. Leased square footage declined from approximately 99% at December 31, 2004 to approximately 96.5% at December 31, 2005.

Interest Income

Interest income increased by $777,000 or approximately 22.7% to $4,200,000 for the year ended December 31, 2005 from $3,423,000 for the year ended December 31, 2004. The increase was due to higher invested cash balances and an increase in yields earned our cash balances.

Management Fee Income

Management fee income decreased by $45,000 or approximately 13.5% to $287,000 for the year ended December 31, 2005 from $332,000 for the year ended December 31, 2004. The decrease is attributable to fewer properties under management resulting from the sale of four properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $15,731,000 or approximately 18.9% to $67,665,000 for the year ended December 31, 2005 compared to $83,396,000 for the year ended December 31, 2004. The decrease was primarily due to loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing. In addition there was a reduction to our amortization of deferred financing costs of $3,239,000.

Loss from Early Extinguishment of Debt

The loss from early extinguishment of debt increased by $28,722,000 to $28,808,000 for the year ended December 31, 2005 from $86,000 for the year ended December 31, 2004. The increase was primarily due to the refinancing of partnership debt which occurred on August 11, 2005. We incurred approximately $23,548,000 of prepayment penalties and approximately $7,323,000 of deferred mortgage costs were written off as a result of the refinancing. Your partnership also recorded a net gain from the early extinguishment of the debt refinanced of approximately $1,703,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

Depreciation

Depreciation expense increased by $5,425,000 or approximately 16.5% to $38,761,000 for the year ended December 31, 2005 compared to $33,336,000 for the year ended December 31, 2004. The increase is primarily attributable to the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties' useful lives.

Impairment Loss

We recorded in our continuing operations a $16,954,000 impairment loss for the year ended December 31, 2005. Of this amount, $14,754,000 is the result of the restructuring of the lease with Honeywell International, Inc. for its four office buildings owned in Morris Township, New Jersey as described above. The balance of this amount is an impairment loss of $2,200,000 was recorded on a property located in Evanston, Wyoming due to an offer to purchase the property which was lower than the property's carrying value. In 2004 we recorded an impairment charge of $9,600,000 on a property located in Bedford, Texas.

Amortization Expense

Amortization expense increased by $22,000 or less than 1% to $2,816,000 for the year ended December 31, 2005 compared to $2,794,000 for the year ended December 31, 2004.

Ground Rent

Ground rent expense increased by $185,000 or approximately 6.0% to $3,252,000 for the year ended December 31, 2005 compared to $3,067,000 for the year ended December 31, 2004. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense increased by $232,000 or approximately 17% to $1,608,000 for the year ended December 31, 2005 compared to $1,376,000 for the year ended December 31, 2004. The increase is primarily the result of an audit by the State of Tennessee.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $466,000 or approximately 17.5% to $3,128,000 for the year ended December 31, 2005 compared to $2,662,000 for the year ended December 31, 2004. The increase is primarily the result of lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in limited partnerships.

Minority Interest Expense

Minority interest expense increased by $309,000 or approximately 1.7% to $18,793,000 for the year ended December 31, 2005 compared to $18,484,000 for the year ended December 31, 2004. The increase was the result of higher earnings at the non-wholly owned consolidated properties.

Discontinued Operations

During the year ended December 31, 2005, we sold seven properties for a combined net sales price of approximately $44,900,000. We recognized a net gain on disposal of these properties of $17,707,000. The sale and operations of these properties for all periods presented has been recorded as discontinued operations in compliance with the provisions of SFAS No. 144. Also included in discontinued operations are the operations attributed to our property located in Toledo, Ohio. We have received notice that the tenant will not renew its lease. While we will attempt to sell or re-lease the property, there is a substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that we will lose this property through foreclosure in 2006. The loss from discontinued operations included an $11,328,000 impairment loss related to this property.

During the year ended December 31, 2004, we sold 58 properties for a combined net sale price of $127,231,000. We recognized a net gain on disposal of these properties of $49,808,000.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Income from Continuing Operations

Income from continuing operations decreased by $3,847,000 to $82,794,000 for the year ended December 31, 2004 from $86,641,000 for the year ended December 31, 2003. As more fully described below, this decrease is attributable to a decrease in total revenue of $14,577,000 and an increase in minority interest expense of $187,000 which was partially offset by a decrease in total expenses of $10,309,000 and an increase in equity in income from investments in limited partnerships of $608,000.

Rental Income

Rental income decreased by $14,942,000 or approximately 6.0% to $232,689,000 for the year ended December 31, 2004 from $247,631,000 for the year ended December 31, 2003. The decrease was primarily due to lower rental income resulting lease renewals at rates that are lower than the primary term rates. Leased square footage at December 31, 2004 and 2003 was approximately 99%.

Interest Income

Interest income increased by $451,000 or approximately 15.2% to $3,423,000 for the year ended December 31, 2004 from $2,972,000 for the year ended December 31, 2003. The increase was primarily due to interest income of $456,000 on a loan to T-Two Partners, which was partially offset by a decrease in interest income of $107,000 on a note held by Newkirk Finco LLC.

Management Fee Income

Management fee income decreased by $86,000 or approximately 21% to $332,000 for the year ended December 31, 2004 from $418,000 for the year ended December 31, 2003. The decrease is attributable to fewer properties under management.

Interest Expense and Loss from Early Extinguishment of Debt

Interest expense and loss from early extinguishment of debt decreased by $13,411,000 or approximately 13.8% to $83,482,000 for the year ended December 31, 2004 compared to $96,893,000 for the year ended December 31, 2003. The decrease was primarily due to loan payoffs of $48,350,000, normal scheduled principal payments of $109,785,000 and payments on the note payable to Bank of America of $43,028,000.

Depreciation

Depreciation expense remained relatively consistent at $33,336,000 decreasing 1.5% for the year ended December 31, 2004 compared to $33,850,000 for the year ended December 31, 2003.

General and Administrative

General and administrative expenses decreased by $5,115,000 or approximately 58.0% to $3,699,000 for the year ended December 31, 2004 compared to $8,814,000 for the year ended December 31, 2003. The decrease is primarily the result of a $4,437,000 decrease in legal costs due to a $3,600,000 legal settlement in 2003.

Amortization Expense

Amortization expense decreased by $1,967,000 or approximately 41.3% to $2,794,000 for the year ended December 31, 2004 as compared to $4,761,000 for the year ended December 31, 2003. The decrease in amortization expense is primarily the result of the refinancing of debt in 2003.

Ground Rent

Ground rent expense increased by $16,000 to $3,067,000 for the year ended December 31, 2004 as compared to $3,051,000 for the year ended December 31, 2003. The increase in ground rent expense is primarily the result of increases in ground rent rates for two partnerships.

State and Local Taxes

State and local tax expense increased by $618,000 or approximately 81.5% to $1,376,000 for the year ended December 31, 2004 compared to $758,000 for the year ended December 31, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $608,000 or approximately 30% to $2,662,000 for the year ended December 31, 2004 compared to $2,054,000 for the year ended December 31, 2003. This increase was due to additional purchases of equity positions in limited partnerships.

Minority Interest Expense

Minority interest expense increased by $187,000 or approximately 1.0% to $18,484,000 for the year ended December 31, 2004 compared to $18,297,000 for the year ended December 31, 2003. The increase was the result of increased profitability at the non-wholly owned partnerships.

Discontinued Operations

During the year ended December 31, 2004, we sold 58 properties for a combined net sales price of $127,231,000. We recognized a net gain on disposal of these properties of $49,808,000. During the year ended December 31, 2003, we sold 14 properties for a combined net sales price of $156,409,000. We recognized a net gain on disposal of these properties of $33,844,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of long-lived assets. At December 31, 2005, we had $913,518,000 of real estate (net) and $41,685,000 of real estate held for sale (net), which combined, account for approximately 73% of our total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of our buildings and improvements are dependent on the performance of the properties.

We evaluate recoverability of the net carrying value of our real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying value of a property might not be recoverable, we prepare an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, we take into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, we recognize an impairment loss and reduce the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. We estimate fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted. During the years ended December 31, 2005 and December 31, 2004, we recorded $29,715,000 and $13,065,000, respectively, in impairment losses.

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

Unanticipated events and circumstances may occur, and some assumptions may not materialize; therefore, actual results may vary from the estimates, and variances may be material. We may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

As discussed above, we own a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois Inc. for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. The tenant has six five-year renewal options. This tenant is presently not using a substantial portion of the building and elected not to renew its lease. While we will attempt to sell or re-lease the property there is substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that the mortgage holder will foreclose on this property. We recognized an $11,328,000 impairment loss during the second quarter of 2005.

In the second quarter of 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings we own in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and we granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, we recognized a $14,754,000 impairment loss in the second quarter of 2005.

Useful lives of long-lived assets. Building and improvements and certain other long-lived assets are depreciated or amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the building and improvements. The cost of properties represents the initial cost of the properties plus acquisition and closing costs less impairment adjustments.

Recently Issued Accounting Standards. In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations
- an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties.

In May 2005, the FASB issued SFAS No. 154, "Accounting changes and Error corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We have not completed the process of evaluating the impact that will result from the adoption of the consensus in EITF 04-5 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Among our liabilities are both fixed and variable rate debt. To mitigate the effects of fluctations in interest rates on the variable rate portion of this debt, we own interest rate cap and swap agreements. All financial instruments were entered into for purposes other than trading. For the fixed rate portion of our debt, changes in interest rates have no impact on interest incurred or cash flows, however such changes do impact the net financial position of the debt instruments. For our variable rate debt, changes in interest rates do not impact the net financial position of the instruments but do impact the interest incurred and cash flows.

At December 31, 2005, we had one loan which had a variable interest rate. The loan, which had an outstanding balance of $593,463,000 at December 31, 2005, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank's prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements,
(i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (4.29% at December 31, 2005) would have on interest expense based upon the balance of the variable rate loan at December 31, 2005, and assuming increases in the LIBOR rate up to the 5.0% maximum rate (based on the terms of the interest rate cap).

                                                         Change in LIBOR
                                                              .71%
                                                         (in thousands)
             Additional interest expense                     $2,439

Any additional increase in LIBOR above the 5.0% maximum rate would result in approximately $485,000 of additional interest expense per 1.0% increase in LIBOR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" under "Item 15. Exhibits and Financial Statement Schedules"

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 5, 2005, Imowitz Koenig & Co., LLP. was dismissed as our independent registered public accounting firm, and Deloitte & Touche LLP was selected as the independent registered public accounting firm.

During our fiscal year ended December 31, 2005 and through the date of this report, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Deloitte & Touche LLP's satisfaction, as applicable, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

During our fiscal year ended December 31, 2004 and through the date of this report, there were no disagreements with Imowitz, Koenig & Co., LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to Imowitz, Koenig & Co., LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

ITEM 9A. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Newkirk, as well as other key members of Newkirk's management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Newkirk's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change occurred in your partnership's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to directors of Newkirk, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of directors under the caption "Election of Directors" which Newkirk will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2005, and such information is incorporated herein by reference. Information relating to Executive Officers of Newkirk, will be contained in Newkirk's Proxy Statement under the heading "Executive Officers".

      Newkirk has adopted a Code of Business Conduct and Ethics that applies to, among others, its executive officers. This Code is available on Newkirk's website at www.newkirkreit.com.

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, "Directors and Executive Officers of the Registrant," under the caption "Executive Compensation" and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant," under the caption "Security Ownership of Trustees, Officers and Others" and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant," under the caption "Certain Relationships and Related Transactions" and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information relating to Principal Accountant fees and services will be contained in the Proxy Statement referred to in Item 10, "Directors and Executive Officers of the Registrant" under the caption "Principal Accountant Fees and Services" and such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

      (1)   Financial Statements:

                  Reports of Independent Registered Public Accounting Firms on pages F-1 & F-2 of Item 8.

                  Consolidated Balance Sheets - December 31, 2005 and 2004 on page F-3 of Item 8.

                  Consolidated Statements of Operations and Comprehensive Income
                  - For the Years Ended December 31, 2005, 2004 and 2003 on page F-4 of Item 8.

                  Consolidated Statements of Partners' Equity - For the
                  Years Ended December 31, 2005, 2004 and 2003 on page F-5 of
                  Item 8.

                  Consolidated Statements of Cash Flows - For the Years Ended December 31, 2005, 2004 and 2003 on page F-6 of Item 8.

                  Notes to Consolidated Financial Statements on pages F-8 through F-26 of Item 8.

      (2)   Financial Statement Schedules:

                  Schedule III - Real Estate and Accumulated Depreciation.

                  All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

      The exhibits listed on the Exhibit Index beginning on page 90 of this report are filed as a part of this Report or incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2006

                             THE NEWKIRK MASTER LIMITED PARTNERSHIP

                             By: Newkirk Realty Trust, Inc., its General Partner


                             By: /s/ Michael L. Ashner
                                 -----------------------------------------------
                                 Michael L. Ashner
                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                                     Title                                      Date
         ---------                                     -----                                      ----
By: /s/ Michael L. Ashner              Chief Executive Officer of the General                March 10, 2006
    ---------------------------        Partner of the Registrant
    Michael L. Ashner


By: /s/ Thomas Staples                 Chief Financial Officer of the General                March 10, 2006
    ---------------------------        Partner of the Registrant
    Thomas Staples

ITEM 8. FINANCIAL STATEMENTS

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                                           F-1 to F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2005 and 2004                                              F - 3

Consolidated Statements of Operations and Comprehensive Income for the
       Years Ended December 31, 2005, 2004 and 2003                                                    F - 4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2005,
      2004 and 2003                                                                                    F - 5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005,
      2004 and 2003                                                                               F - 6 to F - 7

Notes to Consolidated Financial Statements                                                        F - 8 to F - 28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of The Newkirk Master Limited Partnership

            We have audited the accompanying consolidated balance sheets of The Newkirk Master Limited Partnership (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the year ended December 31, 2005 and 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Newkirk Master Limited Partnership at December 31, 2005 and 2004, the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended December 31, 2005 and 2004, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 10, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
The Newkirk Master Limited Partnership

            We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of The Newkirk Master Limited Partnership (a Delaware limited partnership) (the "Partnership") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      In connection with our audit of the consolidated financial statements referred to above, we audited the financial statement Schedule III for the year ended December 31, 2003. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


/s/ IMOWITZ KOENIG & CO., LLP

New York, New York
March 10, 2006

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
                        (In thousands, except unit data)

                                                                                             December 31,
                                                                                         2005            2004
                                                                                     -----------     -----------
ASSETS

Real estate investments:
      Land                                                                           $    32,717     $    32,172
      Land estates                                                                        43,997          43,997
      Buildings and improvements                                                       1,380,889       1,502,013
                                                                                     -----------     -----------

         Total real estate investments                                                 1,457,603       1,578,182

      Less accumulated depreciation and amortization                                    (544,085)       (545,385)
                                                                                     -----------     -----------

         Real estate investments, net                                                    913,518       1,032,797

Real estate held for sale, net of accumulated depreciation of
      $44,522 and $9,713                                                                  41,685          27,536

Cash and cash equivalents                                                                174,816          21,317
Restricted cash                                                                           25,233           8,216
Real estate securities held for sale                                                       5,194              --
Receivables (including $6,078 and $10,119 from related parties)                           58,727          68,661
Deferred rental income receivable                                                         21,246          27,052
Loans receivable                                                                          16,058          11,440
Equity investments in limited partnerships                                                13,846          11,107
Deferred costs, net of accumulated amortization of
      $17,677 and $34,991                                                                  8,771          15,072
Other assets (including $1,304 and $10,111 from related parties)                          27,314          13,687
Other assets of discontinued operations                                                      545             244
                                                                                     -----------     -----------

         Total Assets                                                                $ 1,306,953     $ 1,237,129
                                                                                     ===========     ===========

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes payable (including $15,536 and                                        $   166,195     $   478,939
      $14,871 to a related party)
Note payable                                                                             593,463         165,328
Contract right mortgage notes payable (including $0
      and $178,529 to related parties)                                                    11,128         263,072
Accrued interest payable (including $378 and $71,279
      to related parties)                                                                  7,514         102,141
Accounts payable and accrued expenses                                                      4,763           3,758
Distribution payable                                                                      17,381              --
Liabilities of discontinued operations                                                    40,491          17,497
                                                                                     -----------     -----------

         Total Liabilities                                                               840,935       1,030,735

Contingencies

Minority interests                                                                         4,834           2,609
Partners' equity (64,375,000 and 47,864,193 limited partnership units outstanding
      at December 31, 2005 and 2004, respectively)                                       461,184         203,785
                                                                                     -----------     -----------

         Total Liabilities, Minority Interests and Equity                            $ 1,306,953     $ 1,237,129
                                                                                     ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (In thousands, except unit and per unit data)

                                                                                         Years Ended
                                                                        ----------------------------------------------
                                                                            2005             2004             2003
                                                                        ------------     ------------     ------------
Revenue:
      Rental income                                                     $    228,564     $    232,689     $    247,631
      Interest income                                                          4,200            3,423            2,972
      Management fees                                                            287              332              418
      Gain from disposal of real estate securities held for sale                   2               --               --
                                                                        ------------     ------------     ------------

         Total revenue                                                       233,053          236,444          251,021
                                                                        ------------     ------------     ------------

Expenses:
      Interest (including $17,732, $22,468 and $10,223 to
         related parties, respectively)                                       67,665           83,396           93,625
      Loss from early extinguishment of debt                                  28,808               86            3,268
      Depreciation                                                            38,761           33,336           33,850
      Compensation expense for exclusivity rights                             10,500               --               --
      General and administrative (including $2,366, $1,882 and
          $1,843 to a related party, respectively)                             5,120            3,699            8,814
      Operating                                                                  820              474               10
      Impairment loss                                                         16,954            9,600               --
      Amortization                                                             2,816            2,794            4,761
      Ground rent                                                              3,252            3,067            3,051
      State and local taxes                                                    1,608            1,376              758
                                                                        ------------     ------------     ------------

         Total expenses                                                      176,304          137,828          148,137
                                                                        ------------     ------------     ------------

Income from continuing operations before equity in income
      from investments in limited partnerships and minority interest          56,749           98,616          102,884

      Equity in income from investments in limited partnerships                3,128            2,662            2,054
      Minority interest                                                      (18,793)         (18,484)         (18,297)
                                                                        ------------     ------------     ------------

Income from continuing operations                                             41,084           82,794           86,641
                                                                        ------------     ------------     ------------

Discontinued operations:
      Income before minority interest                                          3,258            9,107           31,130
      Impairment loss                                                        (12,761)          (3,465)          (1,560)
      Gain from disposal of real estate                                       17,707           49,808           33,844
      Minority interest                                                            7             (436)          (4,891)
                                                                        ------------     ------------     ------------

         Income from discontinued operations                                   8,211           55,014           58,523
                                                                        ------------     ------------     ------------

Net income                                                              $     49,295     $    137,808     $    145,164
                                                                        ============     ============     ============

Comprehensive income
      Net income                                                        $     49,295     $    137,808     $    145,164
      Unrealized gain on real estate securities available for sale               164               --               --
      Unrealized gain on interest rate derivative                              1,000               --               --
                                                                        ------------     ------------     ------------
         Comprehensive income                                           $     50,459     $    137,808     $    145,164
                                                                        ============     ============     ============

Income from continuing operations per limited partnership unit          $       0.82     $       1.73     $       1.81
Income from discontinued operations per limited partnership unit                0.16             1.15             1.22
                                                                        ------------     ------------     ------------

Net income per limited partnership unit                                 $       0.98     $       2.88     $       3.03
                                                                        ============     ============     ============

Distributions per limited partnership unit                              $       1.06     $       0.96     $       0.73
                                                                        ============     ============     ============

Weighted average limited partnership units                                50,101,733       47,889,165       47,975,969
                                                                        ============     ============     ============

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (In thousands, except unit data)

                                                                                      Accumulated
                                                Limited                                  Other               Total
                                              Partnership          Partners'         Comprehensive         Partners
                                                 Units              Captial              Income             Equity
                                              -----------         -----------        -------------       -----------
Balance at December 31, 2002                   46,364,244         $    (6,104)        $        --        $    (6,104)

Acquisition of entities under
   common control                               2,409,053             (13,637)                 --            (13,637)

Minority interest charge                               --              12,109                  --             12,109

Distributions                                          --             (34,731)                 --            (34,731)

Limited partner buyouts                          (871,711)             (3,937)                 --             (3,937)

Net income                                             --             145,164                  --            145,164
                                              -----------         -----------         -----------        -----------

Balance at December 31, 2003                   47,901,586              98,864                  --             98,864

Equity contributions                              117,787                 836                  --                836

Minority interest charge                               --              13,101                  --             13,101

Distributions                                          --             (46,106)                 --            (46,106)

Limited partner buyouts                          (155,180)               (718)                 --               (718)

Net income                                             --             137,808                  --            137,808
                                              -----------         -----------         -----------        -----------

Balance at December 31, 2004                   47,864,193             203,785                  --            203,785

Issuance of units                              15,625,000             231,138                  --            231,138

Issuance of units - exclusivity rights          1,250,000              20,000                  --             20,000

Minority interest charge                               --              12,917                  --             12,917

Distributions                                          --             (55,073)                 --            (55,073)

Limited partner buyouts                          (364,193)             (2,042)                 --             (2,042)

Net income                                             --              49,295                  --             49,295

Other comprehensive income                             --                  --               1,164              1,164
                                              -----------         -----------         -----------        -----------

Balance at December 31, 2005                   64,375,000         $   460,020         $     1,164        $   461,184
                                              ===========         ===========         ===========        ===========

                 See Notes to Consolidated Financial Statements.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                 For the Years Ended December 31,
                                                                            -----------------------------------------
                                                                               2005            2004            2003
                                                                            ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income
      Adjustments to reconcile net income to net cash                       $  49,295         137,808         145,164
        provided by operating activities:
        Amortization of deferred costs and land estates                         6,633           9,914           9,892
        Depreciation expense                                                   46,845          36,823          40,339
        Gain from disposal of real estate securities held for sale                 (2)             --              --
        Gain from disposal of real estate                                     (17,707)        (49,808)        (33,844)
        Net loss (gain) from early extinguishment of debt                      30,460           6,575          (4,708)
        Compensation expense for exclusivity rights                            10,500              --              --
        Impairment loss                                                        29,715          13,065           1,560
        Minority interest expense                                              18,786          18,920          23,188
        Straight-lining of rental income                                        5,741           5,139          (3,248)
        Interest earned on restricted cash                                       (239)            (68)           (115)
        Equity in undistributed earnings of limited partnerships               (2,729)         (2,273)         (1,562)

    Changes in operating assets and liabilities:
        Receivables                                                            (2,891)         (7,126)         (7,466)
        Loans receivable                                                        1,881           1,768           1,851
        Accounts payable and accrued expenses                                   1,607          (5,238)          3,344
        Accured interest-mortages and contract rights                         (34,158)        (10,819)        (13,613)
        Other assets                                                           (1,274)           (308)             20
                                                                            ---------       ---------       ---------

           Net cash provided by operating activities                          142,463         154,372         160,802
                                                                            ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Building improvements and land additions                                 (286)         (2,557)         (2,518)
        Change in restricted cash                                             (16,777)         (3,000)          3,076
        Deposits for future real estate acquisitions                           (2,126)             --              --
        Proceeds from disposal of real estate securities held for sale            143              --              --
        Purchase of real estate securities held for sale                       (5,171)             --              --
        Issuance of loan receivable                                            (6,500)             --              --
        Net proceeds from disposal of real estate                              44,911          98,771          61,491
        Leasing costs incurred                                                    (65)             --              --
        Cash related to previously unconsolidated limited partnerships         44,405              --             650
        Investments in limited partnership interests                              (80)         (1,111)         (1,307)
                                                                            ---------       ---------       ---------

           Net cash provided by investing activities                           58,454          92,103          61,392
                                                                            ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Principal payments of mortgage notes                                 (277,685)       (121,956)       (126,806)
        Principal payments of notes payable                                  (319,035)        (43,028)       (287,391)
        Principal payments of contract right mortgage notes                   (85,481)        (36,179)         (6,623)
        Proceeds from note payable                                            477,759              --         262,338
        Proceeds from termination of rate cap                                     120              --              --
        Mortgage prepayment penalities                                        (23,548)           (326)           (400)
        Proceeds from issuance of LP units                                    231,139              --              --
        Distributions to partners                                             (37,692)        (46,106)        (34,731)
        Limited partner buyouts                                                (2,042)           (718)         (3,937)
        Distributions to minority interests                                    (5,622)         (9,715)         (8,734)
        Contributions from minority interests                                   1,666              --              --
        Deferred financing costs                                               (6,997)            167          (8,550)
                                                                            ---------       ---------       ---------

           Net cash used in financing activities                              (47,418)       (257,861)       (214,834)
                                                                            ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                          153,499         (11,386)          7,360

Cash and Cash Equivalents at Beginning of Year                                 21,317          32,703          25,343
                                                                            ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                                    $ 174,816       $  21,317       $  32,703
                                                                            =========       =========       =========

Supplemental Disclosure of Cash Flow Information:
        Cash paid for state and local taxes                                 $   1,562       $   1,353       $   1,072
                                                                            =========       =========       =========
        Cash paid for interest                                              $ 125,896       $ 104,021       $ 124,342
                                                                            =========       =========       =========
        Accrued distributions                                               $  17,381              --              --
                                                                            =========       =========       =========

                 See Notes to Consolidated Financial Statements.

                     The Newkirk Master Limited Partnership
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003

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

On November 7, 2005, in connection with the Partnership's purchase of all the interests in T-Two Partners, LP ("T-Two Partners"), the Partnership assumed $269,400,000 of T-Two Partners' debt as well as accounts payable of $12,800,000 and accrued interest payable of $300,000. Additionally, the Partnership received contract right mortgage receivables of $239,700,000.

Also on November 7, 2005, the Partnership issued $20,000,000 or 1,250,000 units in the Partnership to Newkirk Realty Trust, Inc. in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk Realty Trust, Inc.

                 See Notes to Consolidated Financial Statements.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS

      The Newkirk Master Limited Partnership (the "Partnership") was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's term is perpetual unless it is otherwise dissolved in accordance with the terms of the Partnership's partnership agreement. The Partnership commenced operations on January 1, 2002 following the completion of a transaction (the "Exchange") involving the merger into wholly-owned subsidiaries of the Partnership of 90 limited partnerships, each of which owned commercial properties (the "Newkirk Partnerships"), and the acquisition by the Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships. In connection with the Exchange, limited partners of the merged partnerships and equity owners of the entities that contributed other assets in exchange received units in consideration of the merger and contributions. From January 1, 2002 to November 6, 2005, the Partnership's general partner was MLP GP LLC, an entity effectively controlled by affiliates of Apollo Real Estate Fund III, LP ("Apollo"), executive officers of Winthrop Realty Partners L.P. formerly known as Winthrop Financial Associates ("WEM"), and affiliates of Vornado Realty Trust ("Vornado").

      On November 7, 2005, Newkirk Realty Trust, Inc. ("Newkirk") completed an initial public offering of its common stock (the "Newkirk IPO") for the purpose of purchasing a controlling interest in the Partnership. The common stock of Newkirk is traded on the New York Stock Exchange under the symbol "NKT". In connection with this transaction, on November 7, 2005:

      o Newkirk was appointed as the successor general partner of the Partnership in place of MLP GP LLC;

      o the Partnership's agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners the right, beginning on November 7, 2006 and subject to certain limitations, to cause the Partnership to redeem their interest in the Partnership at a price based on the closing price of Newkirk's common stock on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. Newkirk will be permitted to redeem partnership interests of the Partnership for the redemption price and to pay the redemption price either in cash or by the issuance of shares of Newkirk's common stock;

      o in order to facilitate the UPREIT structure, the Partnership effected a 7.5801 to 1 unit split of the outstanding units thereby increasing the outstanding units to 47,500,000;

      o Newkirk and the Partnership retained NKT Advisors LLC (the "NKT Advisors") pursuant to an Advisory Agreement to manage the Partnership's assets and the day-to-day operations of the Partnership and Newkirk , subject to the supervision of Newkirk's Board of Directors;

      o Newkirk acquired 15,625,000 newly-issued units (post-split) from the Partnership in exchange for $235,800,000 and an additional 1,250,000 units (post-split) ($20,000,000 value) in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk, that Newkirk had acquired from Winthrop Realty Trust, Inc. (formerly known as First Union Real Estate Equity and Mortgage Investments). Of the units issued for the exclusivity rights, 625,000 units or $10,000,000 are subject to forfeiture restrictions and will vest over 36 equal monthly installments of 17,361 units per month. Newkirk also purchased 2,500,000 outstanding units (post-split) from Apollo Real Estate Investment Fund III, L.P. and WEM-Brynmawr Associates LLC for $37,700,000.

      Following these purchases, Newkirk owns 19,375,000 units or 30.1% of the 64,375,000 outstanding units. The per unit price paid by Newkirk for such units (other than the 1,250,000 units acquired in respect of exclusivity rights) was equal to the per share offering price under the Newkirk IPO, less underwriting commissions; and

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS (Continued)

      NKT Advisors was issued special voting preferred stock of Newkirk entitling it to vote on all matters for which Newkirk common stockholders are entitled to vote. The number of votes that the NKT Advisors will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represent the total number of Units outstanding immediately following consummation of the Newkirk IPO (excluding units held by Newkirk). As units are redeemed at the option of a Unitholder, the number of votes attaching to the NKT Advisor's special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement between the Partnership, Newkirk and NKT Advisors provides that on all matters for which NKT Advisors is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than Newkirk, on such matters, except that NKT Advisors (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances.

      In 2005, 2004 and 2003, the Partnership acquired from its limited partners 364,193, 155,180 and 871,711, respectively, of its units of limited partnership interest.

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

      During 2003, the Partnership made a change to its accounting estimates with respect to the depreciable lives of its real estate assets. The change in accounting estimates resulted in a decrease in net income of approximately $6,800,000 and a decrease in net income of approximately $0.14 per limited partnership unit for the year ended December 31, 2003.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Cash and Cash Equivalents

      Cash and cash equivalents consist of all highly liquid investments with original purchase maturity dates of three months or less.

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

      The Partnership maintains cash with two banking institutions, which amounts at times exceed federally insured limits. The Partnership has not experienced any losses on its invested cash.

      Real Estate Securities Available for Sale

      The Partnership classifies investments in real estate equity securities with readily determinable fair market values on the balance sheet as available-for-sale, based on the Partnership's intent with respect to those securities. Specifically, the Partnership's investments in equity securities with readily determinable fair market values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Partnership records these investments at fair market value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Receivables

      Receivables consist of rent from tenants and other receivables which are deemed collectable by the Partnership. No provision for doubtful accounts was considered necessary based upon the Partnership's evaluation of the collectability of these amounts.

      Loans Receivable

      Loans receivable include the note receivable from Administrator LLC and a secured note receivable from an unaffiliated party.

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

      Investments in Debt Securities

      Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with "other assets" in the accompanying consolidated balance sheets.

      Deferred Financing Costs

      Deferred financing costs consist primarily of fees paid in connection with the financing of the Partnership's properties are deferred and amortized over the terms of the related agreements as a component of interest expense.

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

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition

      The Partnership's lease agreements are operating leases and generally provide for varying rents over the lease terms. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. Deferred rent receivable recorded amounted to $21,200,000 and $27,100,000 at December 31, 2005 and 2004, respectively.

      Income Taxes

      Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred.

      Unit Split

      On November 7, 2005, the Partnership affected a 7.5801 to 1 unit split of the outstanding units. Partners' equity activity for all periods presented has been restated to give retroactive recognition to the unit split. In addition, all references in the financial statements and notes to the consolidated financial statements, to weighted average limited partnership units and per limited partner unit amounts have been adjusted to give retroactive recognition to the unit split.

      Net Income per Unit

      Net income per unit is computed by dividing net income by 50,101,733, 47,889,169 and 47,975,969 weighted average units outstanding during the years ended December 31, 2005, 2004 and 2003, respectively.

      Distributions; Allocations of Income and Loss

      As provided in the Partnership's partnership agreement, distributions are allocated to the limited partners based on their ownership of units. No distributions, or net income or loss allocation, are made to the general partner. Income and loss for financial reporting purposes is allocated to limited partners based on their ownership of units. Special allocation rules affect the allocation of taxable income and loss. The Partnership paid or accrued distributions of $55,073,000 ($1.06 per unit), $46,106,000 ($0.96 per unit) and $34,731,000 ($0.73 per unit) to its limited partners during the years ended December 31, 2005, 2004 and 2003, respectively.

      Segment Reporting

      The Partnership has one reportable segment, net-leased commercial real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fair Value of Financial Instruments

      Financial instruments held by the Partnership include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the Partnership's interest rate swap and interest rate caps is approximately $1,700,000 at December 31, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Partnerships' financial instruments.

      Derivative Financial Instruments

      The Partnership accounts for its interest rate swap agreement and interest rate cap agreements in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. In accordance with FAS No. 133, the interest rate swap and cap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Certain of these transactions are designated as "cash flow hedges" and one of the Partnership's interest rate cap agreements is not designated as a hedge instrument and is measured at fair value with the resulting gain or less being recognized in interest expense in the period of change. Since the Partnership's interest rate swap and one of the Partnership's cap agreements are designated as "cash flow hedges," comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of the interest rate swap and cap agreement, if any, is recognized in earnings each quarter. To date, the Partnership has not recognized any change in the value of its interest rate swap or cap agreement in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income. During the year ending December 31, 2006, the Partnership estimates that it will reclassify approximately $192,000 from other comprehensive income to earnings as an increase to interest expense.

      Upon entering into hedging transactions, the Partnership documents the relationship between the interest rate swap and cap agreements and the hedged liability. The Partnership also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Partnership assesses, both at inception of a hedge and on and on-going basis, whether or not the hedge is highly "effective", as defined by FAS No. 133. The Partnership discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap or cap agreements is no longer appropriate. To date, the Partnership has not discontinued hedge accounting for its interest rate swap or cap agreement. The Partnership utilizes interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2005 presentation, due to the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition.The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties in our Real Estate Owned portfolio.

      In May of 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's consolidated financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership has not completed the process of evaluating the impact that will result from the adoption of the consensus in EITF 04-5 on the Partnership's consolidated financial statements.

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

      The Partnership's properties are encumbered by mortgage notes payable.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - REAL ESTATE INVESTMENTS (Continued)

      The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (in thousands):

                      2006                            $  238,365
                      2007                               208,847
                      2008                               156,645
                      2009                                57,680
                      2010                                25,832
                      Thereafter                          43,817
                                                      ----------
                                                      $  731,186
                                                      ==========

      Three tenants accounted for approximately 37% and 36% of the aggregate rental revenues including discontinued operations of the Partnership in 2005 and 2004, respectively. Two tenants accounted for approximately 24% of the aggregate rental revenues including discontinued operations of the Partnership in 2003.

      The Partnership owns the fee interest in the land on which certain of its properties are located, leases the land pursuant to ground leases or holds an estate for years with an option to lease the land upon expiration of the estate for years.

      The rent payable under the ground leases is as follows (in thousands):

                      2006                            $    3,122
                      2007                                 2,496
                      2008                                 1,673
                      2009                                   982
                      2010                                   569
                      Thereafter                             192
                                                      ----------
                                                      $    9,034
                                                      ==========

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE

      The Partnership, excluding discontinued operations, had outstanding mortgage notes payable and contract right mortgage notes payable with an aggregate principal balance of $177,300,000 and $742,000,000 at December 31, 2005 and 2004, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership's real estate; some of the mortgage notes are cross-collateralized.

      An aggregate of $166,200,000 in indebtedness under the mortgage notes mature at various dates from 2006 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 5% to 9.89%, with a weighted average interest rate of 6.1% at December 31, 2005. Interest rates on the mortgages ranged from 5.0% to 10.4% with a weighted average interest rate of 8.1% at December 31, 2004.

      The remaining contract right mortgage note at December 31, 2005 of $11,100,000 has a fixed interest rate of 9.68% and matures in January 2009. The outstanding contract rights of $263,100,000, excluding discontinued operations at December 31, 2004 had interest rates ranging from 8.11% to 13.9%, with a weighted average interest rate of 10.7%.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

      Mortgage notes payable and contract right mortgage notes payable aggregating approximately $1,100,000,000 and accrued interest thereon were assumed as part of the Exchange. These notes were recorded at their fair value as of the various dates of acquisition. This accounting method resulted in recorded interest expense that was $3,100,000, $5,500,000 and $3,800,000 greater than the contractual interest expense for the years ended December 31, 2005, 2004 and 2003, respectively. The effect of utilizing this accounting method was to increase the principal balance of mortgage and contract rights notes payable and reduce interest accrued on these obligations. The cumulative reduction in liabilities related to utilizing this accounting method was $35,400,000 at November 6, 2005.

      Most of these mortgage notes payable and some of the contract right mortgage notes payable were refinanced during 2005 as discussed below. Also, during 2005, the Partnership acquired the entity which owns most of the remaining contract right mortgage notes payable. (See Note 6 - Related Party Transactions).

      During November 2003, the Partnership obtained a $208,500,000 loan, which had an outstanding balance of $165,300,000 at December 31, 2004. The note payable bore interest at a rate elected by the Partnership equal to either
      (1) LIBOR plus 450 basis points or (2) the prime rate charged by the bank plus 250 basis points. The note payable was scheduled to mature on November 24, 2006, subject to two one-year extensions.

      On August 11, 2005, the Partnership obtained a $477,759,000 loan from KeyBank National Association and Bank of America, N.A. (the "Lenders") which bears interest at the election of the Partnership at a rate equal to either (i) the LIBOR Rate plus 200 basis points (reduced to 175 basis points after consummation of the Newkirk IPO) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan was obtained to (i) replace the existing loan from Bank of America, N.A. which had an outstanding balance including accrued interest of $163,379,000 and bore interest at the LIBOR Rate plus 450 basis points or prime plus 250 basis points, (ii) satisfy $186,566,000 of first mortgage debt encumbering the Partnership's real properties, which constituted substantially all of the Partnership's first mortgage debt and (iii) satisfy $86,801,000 of second mortgage debt encumbering the Partnership's real properties. The Partnership incurred $6,945,000 of closing costs and $23,548,000 of prepayment penalties on the transaction. The Partnership also advanced closing costs of $3,903,000 for T-Two Partners. Excess proceeds from the loan of $6,537,000 were used to make a principal payment on September 1, 2005.

      The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and will require monthly payments of interest only. In addition, the loan required (i) initial principal payments of 50% of excess cash flow after debt service during the period between August 11, 2005 and the consummation of the Newkirk IPO (November 7, 2005) offering, less any amounts paid on account of the T-Two Loan (as described below),
      (ii) a principal payment equal to $150,000,000 less the amount of the initial principal payments on the closing of the Newkirk IPO made pursuant to (i) above, and (iii) quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods. The Partnership is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on the Partnership's assets and the assets of the Partnership's subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Partnership or the Partnership's subsidiaries. The Partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan contains customary financial and other covenants consistent with the prior loan.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

      Concurrently with the loan, T-Two Partners also obtained a loan from the Lenders in the principal amount of $272,241,000 (the "T-Two Loan"). The interest rate, maturity date and principal terms of the T-Two Loan are the same as the Partnership's loan. The Partnership agreed to guarantee the obligations of T-Two Partners under the T-Two Loan. On November 7, 2005, the Partnership assumed this debt as part of an exercise of an option to acquire the interests of T-Two Partners, (See Note 6 - Related Party Transactions). The loan with the Lenders had an outstanding principal balance of $593,500,000 at December 31, 2005.

      The Partnership entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance; (ii) a LIBOR rate cap agreement at 5% with Bank of America, N.A. for $295,000,000 through November 2006; and (iii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000.

      In connection with the Partnership's refinancings, real estate sales and repayments of mortgage debt during 2005, the Partnership has recognized a net loss from early extinguishment of debt of $30,500,000, of which $1,700,000 is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $7,000,000, plus mortgage prepayment penalties of $23,500,000. During 2004, the Partnership recognized a net loss from early extinguishment of debt of $6,600,000, $6,500,000 of which is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $6,300,000, plus mortgage prepayment penalties of $300,000.

      Scheduled payments of principal at December 31, 2005, for the next five years and thereafter through maturity, are as follows (in thousands):


                        Mortgage Notes                   Contract Mortgage     Principal        Accrued
       Year                 Payable       Note Payable     Notes Payable         Total         Interest          Total
       ----                 -------       ------------     -------------         -----         --------          -----
       2006                $ 36,700         $  7,500          $    --          $  44,200        $ 7,514        $ 51,714
       2007                  38,946            7,500               --             46,446             --          46,446
       2008                  41,523          578,463               --            619,986             --         619,986
       2009                  16,245               --              229             16,474             --          16,474
       2010                     380               --              491                871             --             871
       Thereafter            32,401               --           10,408             42,809             --          42,809
                           --------         --------          -------          ---------        -------        --------
                           $166,195         $593,463          $11,128          $ 770,786        $ 7,514        $778,300
                           ========         ========          =======          =========        =======        ========

Note 5 - EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

      The equity investments in limited partnerships consists of the following (in thousands):

                                                       2005           2004
                                                    --------       --------

      Balance, beginning of year                    $ 11,107       $  8,492
      Investments in limited partnership                  10            342
      Equity in income of limited partnerships         3,128          2,662
      Distributions from limited partnerships           (399)          (389)
                                                    --------       --------

      Balance, end of year                          $ 13,846       $ 11,107
                                                    ========       ========

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

      The Partnership has paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Partnership's investment over the underlying net assets of these limited partnerships of $5,100,000 and $5,000,000 as of December 31, 2005 and 2004, substantially all of which relates to the difference between the fair values at the date of acquisition of the partnership's underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Partnership's equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $128,000; $126,000; and $42,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      The limited partnerships condensed combined statements of operations for the years ended December 31, 2005, 2004 and 2003 and condensed combined balance sheets as of December 31, 2005 and 2004 are as follows (in thousands):

      Condensed Statements of Operations:

      (Unaudited)                               Years Ended December 31,
                                                ------------------------
                                                2005       2004       2003
                                                ----       ----       ----
      Rental revenue and interest income     $26,590    $26,571    $26,528
      Interest expense                         9,914     11,051     12,052
      Administrative expenses                     71         77         54
      Depreciation expense                     3,489      3,501      3,400
      Amortization expense                       525        525        525
                                             -------    -------    -------
      Net income                             $12,591    $11,417    $10,497
                                             =======    =======    =======

      Condensed Balance Sheets:

                                                 December 31,  December 31,
      (Unaudited)                                    2005          2004
                                                 ------------  ------------
                                                        (Unaudited)

      Cash ...................................    $   1,744     $   1,690
      Real estate, net .......................       81,043        84,598
      Other assets ...........................        2,928         3,318
                                                  ---------     ---------

      Total assets ...........................    $  85,715     $  89,606
                                                  =========     =========

      Accounts payable and other liabilities .    $   1,436     $   1,920
      Mortgages payable ......................       96,238       110,399
      Partners' deficit ......................      (11,959)      (22,713)
                                                  ---------     ---------

      Total liabilities and partners' deficit     $  85,715     $  89,606
                                                  =========     =========

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS

      Winthrop Realty Partners L.P. performed asset management services for the Partnership and received a fee of $1,600,000; $1,900,000; and $1,800,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      As of November 7, 2005, NKT Advisors performs the asset management services for the Partnership previously provided by Winthrop Realty Partners L.P.

      NKT Advisors receives an annual base management fee which is payable quarterly in arrears in cash. The base management fee is equal to the greater of (A) $4,800,000 or (B) 1.5% per annum of (1) the gross purchase price paid for shares of common stock in connection with the Newkirk IPO and the sale of Newkirk's common stock to Winthrop Realty Trust (excluding in respect of shares of its common stock issued to Winthrop Realty Trust in consideration for its assignment of certain exclusivity rights) net of underwriting discounts ($273,560,625) plus (2) the sum of the net proceeds from any additional primary issuances of Newkirk's common or preferred equity or from the issuance of the Partnership's units, each after deducting any underwriting discounts and commissions and other expenses and costs relating to the issuance, plus (3) as and when, if at all, Apollo sells or coverts for shares, in whole or from time to time, up to 5,000,000 Partnership units, utilizing a deemed value per Partnership unit equal to the lesser of (x) $19.00 and (y) the per share price at which such Partnership units are sold or, if converted, the closing price of Newkirk shares on the day on which such Partnership units are converted, less (4) any amount that Newkirk or the Partnership pays to repurchase shares of Newkirk's common stock or any Partnership units.

      The first $4,200,000 (subject to an annual consumer price index increase) in base management fees per annum will be paid by NKT Advisors to Winthrop Realty Partners L.P. for services to the Partnership that NKT Advisors subcontracts to Winthrop Realty Partners L.P.

      In addition, NKT Advisors is entitled to receive incentive management fees each fiscal quarter, payable quarterly in arrears, in an annual amount equal to:

      20% of the amount by which adjusted funds from operations for the Partnership, before incentive management fees exceeds, for the quarter then ended, the amount of adjusted funds from operations but after providing for dividends on any of the preferred equity issued in the future required to produce an annualized return on the greater of:

            A) $650,000,000, or

            B) (i) the gross equity proceeds of the Newkirk IPO and the sale of shares to Winthrop Realty Trust, Inc. ($290,000,000), plus (ii) the book value of partners' equity in the Partnership as of June 30, 2005 (approximately $209,100,000), plus (iii) the gross proceeds of any subsequent issuance of common equity by Newkirk or any subsequent issuance of Partnership units, minus (iv) amounts paid by Newkirk or the Partnership in any tender for or repurchase of Newkirk's equity or the Partnership's equity.

      Equal to the greater of the yield on 10-year Treasuries as of the last business day of such quarter plus 250 basis points or the returns set forth below:

                      Year                                Return
                      ----                                ------

                      2005 and 2006                         25%
                      2007                                  22%
                      2008                                  20%
                      2009                                  15%
                      2010                                  12%
                      Thereafter                            10%

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

      Adjusted funds from operations represent "funds from operations" as determined in accordance with standards prescribed by NAREIT, adjusted to add back any asset impairment charges and non-cash restricted stock issuances. NAREIT defines funds from operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures. Adjusted funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Partnership's performance or to cash flows as a measure of liquidity or ability to make distributions.

      NKT Advisors received a base management fee of $720,000 for the year ended December 31, 2005. No incentive management fee was earned during the period.

      The Partnership provides certain asset management, investor and administrative services to some unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Partnership earned $300,000; $300,000; and $400,000 of management fees for these services for the years ended December 31, 2005, 2004 and 2003, respectively. The Partnership had receivables for management fees of $800,000 and $900,000 due from these partnerships at December 31, 2005 and 2004, respectively.

      The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes three first mortgage loans encumbering three Partnership properties and one other property controlled by an affiliate. The Partnership's ownership interest, net of discount, amounted to $10,500,000 and $10,100,000 at December 31, 2005 and 2004, respectively, and the Partnership earned interest income of $1,200,000 per year for the years ended December 31, 2005, 2004 and 2003 related to this ownership interest.

      WEM owned $17,300,000 of a $145,200,000 Real Estate Mortgage Investment Conduit ("REMIC") which was secured by the contract rights payable. WEM earned $2,200,000 of interest income during 2003. The affiliates and executives were repaid in 2003 when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

      T-Two Partners is the 100% beneficial owner of certain of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to as the T-1 Certificate. The Partnership, prior to its acquisition of T-Two Partners as discussed below, incurred $18,600,000; $25,000,000; and $13,800,000 ($1,700,000; $3,300,000; and
      $4,300,000 of which is included in discontinued operations, respectively) of interest expense on these contract rights during 2005, 2004 and 2003, respectively. Contract right mortgage notes and accrued interest payable amounted to $249,500,000 due to T-Two Partners at December 31, 2004. The Partnership had the right to acquire T-Two Partners' interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for Units. T-Two Partners had the right to require the Partnership to purchase this interest in December 2007 in exchange for Units. During 2003, as described below, the Partnership and the owners of T-Two Partners modified these rights.

      During November 2003, T-Two Partners obtained a $316,500,000 loan. This loan is referred to as the Original T-Two Loan. The owners of T-Two Partners agreed to eliminate their put option which could require the Partnership to purchase T-Two Partners in December 2007 and the Partnership agreed to guarantee repayment of the Original T-Two Loan. The Original T-Two Loan was secured by all of the assets of T-Two Partners, including the contract right mortgage notes receivable from the Partnership. T-Two Partners also agreed to provide a credit line to the Partnership bearing interest at LIBOR plus 450 basis points.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

      In connection with the November 2003 financing transactions described above, the Partnership and the owners of T-Two Partners modified the Partnership option in certain respects. Initially, the Partnership was given the right to exercise the option at any time between November 24, 2006 and November 24, 2009. As part of the November 7, 2005 transactions, the option was modified to permit its immediate exercise. Second, the purchase price was payable in cash rather than units of the Partnership. Finally, the formula for determining the purchase price payable by the Partnership if it exercised the option was revised in a manner that the Partnership's general partner believed to be significantly more favorable to the Partnership than the formula previously in effect. Specifically, the purchase price would be calculated as follows: the sum of $316,526,573 plus T-Two Partners' costs of obtaining the Original T-Two Loan (approximately $7,346,000), the cost of any refinancing ($3,903,000, representing amounts allocated in connection with the August 11, 2005 refinancing discussed in Note 4) and the cost of administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the Original T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans. The purchase price was to be reduced to the extent of any mortgages assumed by the Partnership but not below zero.

      The Partnership had determined that T-Two Partners is a VIE, but that the Partnership was not the primary beneficiary of the VIE and therefore T-Two Partners was not consolidated.

      T-Two Partners was to reimburse the Partnership for approximately $7,300,000 of closing costs incurred in connection with the Original T-Two Loan and $3,900,000 of closing costs incurred in connection with the refinancing, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Partnership earned interest income of $400,000 and $500,000 on this obligation during 2005 and 2004, respectively.

      On November 7, 2005, the Partnership exercised the option. The purchase price was determined to be $238,100,000 in accordance with the formula described above. However, the purchase price was satisfied by the Partnership's assumption of T-Two Partners Loan and accrued interest of $269,700,000. The Partnership recorded the purchase of the interest in T-Two Partners in accordance with FAS 141 and recorded the acquired assets and liabilities at fair market value at the date of purchase. The Partnership recorded the following assets, liabilities and gain: (in millions)

      Cash ................................................        $   44.4
      Contract right mortgage notes receivable ............           239.7
      Accounts payable ....................................           (12.8)
      Notes payable .......................................          (269.4)
      Accrued interest payable ............................            (0.3)
      Gain ................................................            (1.6)

      The gain recognized in the transaction is recorded in the Partnership's
      (gain) loss from early extinguishment of debt. The contract right mortgage notes receivable and accounts payable are eliminated in the Partnership's consolidated financial statements.

      An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15,500,000 and $15,200,000 at December 31, 2005 and December 31, 2004, respectively. Included in interest expense is $700,000 per year related to this second mortgage payable for 2005, 2004 and 2003.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

      On July 29, 2004, the Partnership sold 25 properties for a combined net sales price of $63,800,000 to Vornado, which is a limited partner in the Partnership and, at such time, an affiliate of the Partnership's then general partner. After satisfying existing mortgage debt of $31,500,000, the net sales proceeds were approximately $32,300,000 of which $23,700,000 was applied to a principal payment on the note payable. The Partnership recognized a net gain on the sale of these properties of $38,700,000.

      In August 2005, Winthrop Realty Partners L.P. loaned $200,000 to a partnership in which the Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006.

      Also see Note 8 for related party acquisitions.

Note 7 - CONTINGENCIES AND IMPAIRMENTS

      The Partnership owns a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. The tenant has six-five year renewal options. This tenant is presently not using a substantial portion of the building and elected not to renew its lease. While the Partnership will attempt to sell or re-lease the property there is substantial risk that the Partnership will not be able to satisfy the balloon payment due on the mortgage and that the mortgage holder will foreclose on this property. The Partnership recognized an $11,328,000 impairment loss during the second quarter of 2005. The operations of the property were placed into discontinued operations effective December 31, 2005.

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

      The Partnership received a notice dated August 30, 2005 from Albertson's, Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson's, Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. The Partnership can reject this offer by notifying Albertson's, Inc. by April 18, 2006. The Partnership is currently evaluating whether the offer should be rejected. The Partnership recorded an impairment loss of $550,000 on this property during the third quarter of 2005. The operations of the property were placed into discontinued operations effective August 30, 2005.

      The Partnership owns two office buildings in New Orleans, Louisiana, containing an aggregate of 403,027 square feet of space that are leased to Hibernia Bank. Both buildings are located in the area affected by Hurricane Katrina. The tenant has remained current in its rent obligations and is responsible for all repairs, maintenance and capital expenditures associated with these properties.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - ACQUISITIONS

      On January 1, 2003, the Partnership acquired from an affiliate of the general partner, limited partnership interests in nine limited partnerships that own net-leased commercial properties. The limited partnership interests acquired by the Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Partnership valued at $22,700,000. In August 2003, the Partnership acquired approximately an additional 10.05% interest in one of these limited partnerships for a cash purchase price of $525,000, increasing the partnership interest to 23.55% from 13.5%. These interests were acquired from unaffiliated limited partners. In April 2004, the Partnership exercised an option to purchase additional limited partnership interests in two of the partnerships in exchange for 15,539 units. The values of the net-leased real estate partnerships and the Partnership units were determined without arms-length negotiations. Independent appraisals were obtained on the value of the properties owned by the limited partnerships. The Partnership has accounted for the acquisition on a historical cost basis. Four of the limited partnerships have been consolidated into the Partnership's financial statements and five of the limited partnerships are being accounted for under the equity method of accounting.

      In June 2004, the Partnership acquired for $297,500, pursuant to a tender offer, approximately 9.85% of the total limited partnership units outstanding in one partially owned consolidated partnership. The Partnership then owned approximately 45.2% of the limited partnership.

      In June 2004, the Partnership acquired the land underlying one of its properties in Bedford, Texas. The land was acquired from an unaffiliated party for approximately $2,600,000.

      In July 2004, the Partnership acquired for $472,500 and $325,000, pursuant to two separate tender offers, approximately 7% and 4.5% of the total limited partnership units outstanding in two partially owned partnerships. The Partnership currently owns approximately 62.2% in one of the partnerships whose operations are consolidated and 45.3% in the other partnership.

      In February 2005, the Partnership acquired for $10,000 approximately 0.29% of the total limited partnership units outstanding in a partially owned non-consolidated partnership. The Partnership currently owns approximately 23.84% in the partnership.

      In June 2005, the Partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. The Partnership owned approximately 46.35% of the limited partnership following the acquisition.

      In September 2005, the Partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. The Partnership currently owns approximately 47.51% of the limited partnership.

      On November 7, 2005, the Partnership acquired 100% of the interests in T-Two Partners. (See Note 6 - Related Party Transactions).

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

      During the year ended December 31, 2005, the Partnership sold seven properties for a combined net sales price of $44,900,000. The Partnership recognized a net gain on sale of these properties of $17,700,000. During the year ended December 31, 2004, the Partnership sold 58 properties for a combined net sales price of $127,200,000. The Partnership recognized a net gain on sale of these properties of $49,800,000. During the year ended December 31, 2003, the Partnership sold 14 properties for a combined net sales price of $156,400,000. The Partnership recognized a net gain on sale of these properties of $33,800,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144. In addition, the Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations.

      Discontinued operations for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands):

                                                             2005         2004         2003
                                                             ----         ----         ----
      Revenue                                              $ 19,087     $ 28,405     $ 44,102

      Expenses                                              (14,178)     (12,858)     (21,705)
      Impairment loss on real estate                        (12,761)      (3,465)      (1,560)
      Net (loss) gain from early extinguishment of debt      (1,651)      (6,440)       8,733
      Gain from disposal of real estate                      17,707       49,808       33,844
      Minority interest                                           7         (436)      (4,891)
                                                           --------     --------     --------

         Income from discontinued operations               $  8,211     $ 55,014     $ 58,523
                                                           ========     ========     ========

      Expenses include interest expense to related parties of $1,700,000, $2,200,000 and $3,200,000 for the years ended December 31, 2005, 2004 and
      2003, respectively.

      Other assets of discontinued operations at December 31, 2005 and 2004 are summarized as follows (in thousands):

                                                          2005         2004
                                                        -------     --------

      Receivables                                       $   213     $     81
      Other assets                                          332          163
                                                        -------     --------

                                                        $   545     $    244
                                                        =======     ========

      Liabilities of discontinued operations at December 31, 2005 and 2004 are summarized as follows:

                                                          2005        2004
                                                        -------     -------

      Mortgage notes and accrued interest payable       $40,491     $ 5,672
      Contract right mortgage notes and accrued
         interest payable (including $0 and $11,825
         to related parties)                                 --      11,825
                                                        -------     -------

                                                        $40,491     $17,497
                                                        =======     =======

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - INCOME TAXES

      The Partnership's taxable income for 2005, 2004 and 2003 differs from net income for financial reporting purposes as follows (in thousands):

                                                                 2005         2004          2003
                                                                 ----         ----          ----
      Net income for financial reporting purposes             $  49,295    $ 137,808     $ 145,164
         Depreciation and amortization                           40,729       30,472        37,364
         Compensation expense                                    10,500           --            --
         Interest expense                                         3,112        4,650        10,219
         Gain on sale of real estate                             15,084       42,290        80,517
         Impairment loss                                         29,715       13,065         1,560
         Other                                                    3,581       (8,538)           85
         Net loss (gain) from early extinguishment of debt       48,311        6,269        (4,266)
         Straight-line rent adjustment                            5,741        5,139        (3,248)
                                                              ---------    ---------     ---------
      Taxable income                                          $ 206,068    $ 231,155     $ 267,395
                                                              =========    =========     =========

      The net basis of the Partnership's assets and liabilities for tax reporting purposes is approximately $869,000,000 and $818,000,000 lower than the amount reported for financial statement purposes at December 31, 2005 and 2004, respectively.

Note 11 - SUBSEQUENT EVENTS

      On January 15, 2006, the Partnership entered into a strategic alliance with U.S. Realty Advisors, LLC ("US Realty"), a leading net-lease property advisor, pursuant to which the Partnership will acquire single-tenant assets. Pursuant to our agreement with US Realty, the Partnership is obligated to pay to US Realty a fee of 1.5% of the gross purchase price for properties acquired that were offered to us by US Realty upon the consummation of such purchase and an economic interest for additional services to be provided by US Realty equal to 25% of all cash flow and net capital proceeds after the Partnership receives a return of all its invested capital plus a 12% internal rate of return.

      On January 18, 2006, the Partnership acquired an approximately 115,500 square foot office building in Bridgewater, New Jersey for a purchase price of $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net adjusted rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

      On January 26, 2006, the Partnership acquired a 99,500 square foot 100% leased office building in Lisle, Illinois for a purchase price of $15,250,000. Adjusted net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual base rent during the primary term commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by approximately $43,000 on each January 1 thereafter.

                      THE NEWKIRK MASTER LIMITED PARTNERSIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -    SUBSEQUENT EVENTS (Continued)

      On February 10, 2006, the Partnership obtained a first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party, in the original principal amount of $14,800,000 secured by the Partnership's property located in Bridgewater, New Jersey. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. The Partnership received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

      On February 13, 2006, the Partnership purchased a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%. The Partnership intends to finance this purchase through a securitized financing or other nonrecourse facility.

Note 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summary represents the results of operations for each quarter in 2005 and 2004:

      (In thousands, except per unit amounts)

                                                                     Quarters Ended
                                             ----------------------------------------------------------------
                                             March 31           June 30         September 30      December 31
                                             --------           -------         ------------      -----------
      2005

      Revenues                               $ 58,641          $ 57,719          $ 57,979          $ 58,714
                                             ========          ========          ========          ========
      Net income (loss)                      $ 27,131 (1)      $ (1,272) (2)     $  7,160 (3)      $ 16,265 (4)
                                             ========          ========          ========          ========
      Net income (loss) per
         limited partnership unit            $   0.57          $  (0.02)         $   0.15          $   0.28
                                             ========          ========          ========          ========


      2004

      Revenues                               $ 59,937          $ 59,363          $ 58,719          $ 58,425
                                             ========          ========          ========          ========
      Net income                             $ 37,844(5)       $ 19,355 (6)      $ 53,886 (7)      $ 26,723 (8)
                                             ========          ========          ========          ========
      Net income per
         limited partnership unit            $   0.79          $   0.40          $  1.13           $   0.56
                                             ========          ========          ========          ========

(1)   Includes gain from disposal of real estate of $600,000.
(2)   Includes loss from early extinguishment of debt of $100,000.
(3) Includes gain from disposal of real estate of $15,500,000 and a loss from early extinguishment of debt of $29,100,000.
(4) Includes gain from disposal of real estate of $1,600,000 and a loss from early extinguishment of debt of $1,300,000.
(5)   Includes gain from disposal of real estate of $7,700,000.
(6) Includes gain from disposal of real estate of $1,800,000 and an impairment loss of $9,700,000.
(7) Includes gain from disposal of real estate of $38,900,000, an impairment loss of $3,400,000 and a net loss from early extinguishment of debt of $6,700,000.
(8)   Includes gain from disposal of real estate of $1,000,000.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2005


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Continuing Operations:

Office              Little Rock                AR   $            -     $          -    $ 244,068.00   $          -   $  2,596,681.00
Office              Pine Bluff                 AR                -                -          37,723              -         2,997,699
Office              Sierra Vista               AR                -                -          20,013              -                 -
Office              El Segundo                 CA       24,453,803                -               -      1,466,543        38,918,858
Office              Long Beach                 CA       33,772,277        7,833,842               -     15,161,774        71,426,082
Office              Walnut Creek               CA                -                -               -      1,339,403        12,740,691
Office              Colorado Spring            CO                -                -         384,876              -        13,537,369
Office              Clinton                    CT          968,281                                -              -         1,470,761
Office              Orlando                    FL                -                -               -              -        15,198,784
Office              Orlando                    FL                -                -       2,015,271              -        39,647,028
Office              Columbus                   IN                -                -               -              -        53,535,792
Office              Carondelet                 LA       10,198,946                -               -              -        11,652,882
Office              Tulane                     LA        8,106,878                -               -              -         9,370,576
Office              Baltimore                  MD                -                -               -              -       138,489,552
Office              Bridgeton                  MO                -                -               -        420,249         3,177,573
Office              Carteret                   NJ                -                -         483,430              -        10,450,068
Office              Elizabeth                  NJ                -                -         131,053              -         4,761,579
Office              Morristown                 NJ                -                -               -              -        55,382,037
Office              MorrisTownship             NJ                -                -               -              -        31,396,697
Office              MorrisTownship             NJ                -                -               -              -         6,973,447
Office              MorrisTownship             NJ                -                -               -              -        18,825,824
Office              Plainsboro                 NJ                -                -          23,854              -           866,678
Office              Las Vegas                  NV                -                -       1,993,597              -        42,579,675
Office              Miamisburg                 OH                -                -               -        702,011         7,922,845
Office              Miamisburg                 OH                -                -               -        251,821         6,454,696
Office              Allentown                  PA                -                -          29,773              -         4,816,913
Office              Johnson City               TN                -                -         550,046              -         4,569,794
Office              Kingport                   TN                -                -          89,846              -         3,159,093
Office              Memphis                    TN                -                -               -        647,570         6,005,774
Office              Memphis                    TN                -                -          50,183              -        63,296,739
Office              Beaumont                   TX                -                -         318,821              -         9,484,884
Office              Beaumont                   TX                -                -               -              -        49,406,412
Office              Bedford                    TX                -                -               -              -        12,542,491
Office              Dallas                     TX                -                -         489,984              -        20,059,117
Office              Garland                    TX                -                -          60,079      1,676,696        11,406,998

                                                    --------------------------------------------------------------------------------
                                                        77,500,185        7,833,842       6,922,617     21,666,067       785,122,088
                                                    --------------------------------------------------------------------------------

                                                  Cost capitalized subsequent
                                                         to acquisition                     As of December 31, 2005
                                                  ----------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
------------------------------------------------------------------------------------------------------------------------------------

Continuing Operations:

Office              Little Rock                AR                $         -    $ 244,068.00     $          -     $  2,596,681.00
Office              Pine Bluff                 AR                          -          37,723                -           2,997,699
Office              Sierra Vista               AR                          -          20,013                -                   -
Office              El Segundo                 CA                    551,095         551,095        1,466,543          38,918,858
Office              Long Beach                 CA                          -               -       15,161,774          71,426,082
Office              Walnut Creek               CA                          -               -        1,339,403          12,740,691
Office              Colorado Spring            CO                          -         384,876                -          13,537,369
Office              Clinton                    CT                          -               -                -           1,470,761
Office              Orlando                    FL                          -               -                -          15,198,784
Office              Orlando                    FL                          -       2,015,271                -          39,647,028
Office              Columbus                   IN                          -               -                -          53,535,792
Office              Carondelet                 LA                          -               -                -          11,652,882
Office              Tulane                     LA                          -               -                -           9,370,576
Office              Baltimore                  MD                     64,274               -                -         138,553,826
Office              Bridgeton                  MO                          -               -          420,249           3,177,573
Office              Carteret                   NJ                          -         483,430                -          10,450,068
Office              Elizabeth                  NJ                    125,000         256,053                -           4,761,579
Office              Morristown                 NJ                          -               -                -          55,382,037
Office              MorrisTownship             NJ                          -               -                -          31,396,697
Office              MorrisTownship             NJ                          -               -                -           6,973,447
Office              MorrisTownship             NJ                          -               -                -          18,825,824
Office              Plainsboro                 NJ                     25,000          48,854                -             866,678
Office              Las Vegas                  NV                          -       1,993,597                -          42,579,675
Office              Miamisburg                 OH                          -               -          702,011           7,922,845
Office              Miamisburg                 OH                          -               -          251,821           6,454,696
Office              Allentown                  PA                          -          29,773                -           4,816,913
Office              Johnson City               TN                          -         550,046                -           4,569,794
Office              Kingport                   TN                          -          89,846                -           3,159,093
Office              Memphis                    TN                          -               -          647,570           6,005,774
Office              Memphis                    TN                    306,467         356,650                -          63,296,739
Office              Beaumont                   TX                     47,730         366,551                -           9,484,884
Office              Beaumont                   TX                          -               -                -          49,406,412
Office              Bedford                    TX                  2,737,831       2,555,275                -          12,725,047
Office              Dallas                     TX                    141,576         631,560                -          20,059,117
Office              Garland                    TX                    188,162         248,241        1,676,696          11,406,998

                                                  ----------------------------------------------------------------------------------
                                                                   4,187,135      10,862,922       21,666,067         785,368,918
                                                  ----------------------------------------------------------------------------------


                                                       As of December 31, 2005
                                                  -----------------------------------
                                                                         Accumulated       Date
Description         Location                             Total           Depreciation    Acquired     Life
-------------------------------------------------------------------------------------------------------------

Continuing Operations:

Office              Little Rock                AR  $  2,840,749.00      $  888,863.10     1/1/2002  40 yrs
Office              Pine Bluff                 AR        3,035,422          1,312,758     1/1/2002  40 yrs
Office              Sierra Vista               AR           20,013                  -     1/1/2002
Office              El Segundo                 CA       40,936,496         16,046,427     1/1/2002  26-40 yrs
Office              Long Beach                 CA       86,587,856         36,879,867     1/1/2002  27-40 yrs
Office              Walnut Creek               CA       14,080,094          5,719,550     1/1/2002  27-40 yrs
Office              Colorado Spring            CO       13,922,245          5,011,431     1/1/2002  38-40 yrs
Office              Clinton                    CT        1,470,761            168,436     1/1/2003  20-40 yrs
Office              Orlando                    FL       15,198,784          6,060,560     1/1/2002  38-40 yrs
Office              Orlando                    FL       41,662,299         15,503,545     1/1/2002  38-40 yrs
Office              Columbus                   IN       53,535,792         13,419,917     1/1/2002  38-40 yrs
Office              Carondelet                 LA       11,652,882          1,553,888     1/1/2003  20-40 yrs
Office              Tulane                     LA        9,370,576          1,249,547     1/1/2003  20-40 yrs
Office              Baltimore                  MD      138,553,826         61,205,909     1/1/2002  14-40 yrs
Office              Bridgeton                  MO        3,597,822          1,651,330     1/1/2002  25-40 yrs
Office              Carteret                   NJ       10,933,498          3,906,482     1/1/2002  38-40 yrs
Office              Elizabeth                  NJ        5,017,632          1,773,589     1/1/2002  38-40 yrs
Office              Morristown                 NJ       55,382,037         30,591,271     1/1/2002  20-40 yrs
Office              MorrisTownship             NJ       31,396,697         14,250,055     1/1/2002  20-40 yrs
Office              MorrisTownship             NJ        6,973,447          3,165,046     1/1/2002  20-40 yrs
Office              MorrisTownship             NJ       18,825,824          8,544,499     1/1/2002  20-40 yrs
Office              Plainsboro                 NJ          915,532            322,820     1/1/2002  38-40 yrs
Office              Las Vegas                  NV       44,573,272          9,635,850     1/1/2002  38-40 yrs
Office              Miamisburg                 OH        8,624,856          4,502,665     1/1/2002  22-40 yrs
Office              Miamisburg                 OH        6,706,517          2,997,294     1/1/2002  22-40 yrs
Office              Allentown                  PA        4,846,686          2,408,985     1/1/2002  40 yrs
Office              Johnson City               TN        5,119,840          1,076,043     1/1/2002  38-40 yrs
Office              Kingport                   TN        3,248,939          1,034,700     1/1/2002  38-40 yrs
Office              Memphis                    TN        6,653,344          2,728,250     1/1/2002  27-40 yrs
Office              Memphis                    TN       63,653,389         17,574,996     1/1/2002  38-40 yrs
Office              Beaumont                   TX        9,851,435          3,668,956     1/1/2002  38-40 yrs
Office              Beaumont                   TX       49,406,412          9,732,618     1/1/2002  38-40 yrs
Office              Bedford                    TX       15,280,322          5,309,045     1/1/2002  38-40 yrs
Office              Dallas                     TX       20,690,677         10,023,122     1/1/2002  38-40 yrs
Office              Garland                    TX       13,331,935          4,457,467     1/1/2002  29-40 yrs

                                                  -----------------------------------
                                                       817,897,907        304,375,783
                                                  -----------------------------------

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2005


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Retail              Dothan                     AL                -                -               -              -         1,622,392
Retail              Florence                   AL                -                -               -        343,662         3,187,227
Retail              Huntsville                 AL                -                -               -              -         2,834,566
Retail              Huntsville                 AL                -                -               -              -         2,462,532
Retail              Montgomery                 AL                -                -         269,635              -         2,892,846
Retail              Montgomery                 AL                -                -               -              -         1,463,512
Retail              Tuscaloosa                 AL                -                -               -              -         1,238,855
Retail              Bisbee                     AZ                -                -               -        333,266         2,127,159
Retail              Mesa                       AZ                -                -          45,834              -                 -
Retail              Mesa, McKellips            AZ                -                -          12,987              -            92,722
Retail              Phoenix                    AZ                -                -          47,943              -                 -
Retail              Springdale                 AZ                -                -               -              -                 -
Retail              Tucson                     AZ                -                -               -        380,494         2,428,603
Retail              Atascadero                 CA                -                -          23,708              -           169,278
Retail              Beaumont                   CA                -                -          22,510              -           160,719
Retail              Beaumont                   CA                -                -               -              -                 -
Retail              Corona                     CA                -                -               -        121,144         1,014,368
Retail              Downey                     CA                -                -         327,365              -         2,104,623
Retail              El Toro                    CA                -                -         141,727        319,982           285,471
Retail              Huntington Beach           CA                -                -         421,466              -         2,867,999
Retail              Indio                      CA                -                -               -        106,278           889,906
Retail              Lancaster                  CA                -                -         407,766              -         2,774,789
Retail              Livermore                  CA                -                -         138,726              -         2,903,114
Retail              Lomita                     CA                -                -               -        287,131         1,746,371
Retail              Loveland                   CA                -                -          18,581              -                 -
Retail              Mammoth Lake               CA                -                -               -        700,534         4,857,292
Retail              Morgan Hill                CA                -                -          83,350        188,181           167,891
Retail              Pasadena                   CA                -                -          18,226              -                 -
Retail              Paso Robles                CA                -                -          24,308              -           173,557
Retail              Pinole                     CA                -                -               -        190,365         3,930,655
Retail              Pleasanton                 CA                -                -         480,348              -        13,118,825
Retail              Redlands                   CA                -                -          72,890        164,566           146,822
Retail              Rialto                     CA                -                -          14,673              -                 -
Retail              San Diego                  CA                -                -               -              -        15,656,895
Retail              San Dimas                  CA                -                -          15,713              -                 -
Retail              Santa Monica               CA                -                -         445,955              -         7,050,333
Retail              Santa Rosa                 CA                -                -          48,484              -           931,273
Retail              Simi Valley                CA                -                -          16,828              -                 -
Retail              Simi Valley                CA                -                -               -              -         2,778,434

                                                  Cost capitalized subsequent
                                                         to acquisition                     As of December 31, 2005
                                                  -------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
---------------------------------------------------------------------------------------------------------------------------------

Retail              Dothan                     AL                          -               -                -           1,622,392
Retail              Florence                   AL                          -               -          343,662           3,187,227
Retail              Huntsville                 AL                          -               -                -           2,834,566
Retail              Huntsville                 AL                          -               -                -           2,462,532
Retail              Montgomery                 AL                          -         269,635                -           2,892,846
Retail              Montgomery                 AL                          -               -                -           1,463,512
Retail              Tuscaloosa                 AL                          -               -                -           1,238,855
Retail              Bisbee                     AZ                          -               -          333,266           2,127,159
Retail              Mesa                       AZ                          -          45,834                -                   -
Retail              Mesa, McKellips            AZ                          -          12,987                -              92,722
Retail              Phoenix                    AZ                          -          47,943                -                   -
Retail              Springdale                 AZ                      3,670           3,670                -                   -
Retail              Tucson                     AZ                          -               -          380,494           2,428,603
Retail              Atascadero                 CA                          -          23,708                -             169,278
Retail              Beaumont                   CA                          -          22,510                -             160,719
Retail              Beaumont                   CA                      3,830           3,830                -                   -
Retail              Corona                     CA                          -               -          121,144           1,014,368
Retail              Downey                     CA                          -         327,365                -           2,104,623
Retail              El Toro                    CA                          -         141,727          319,982             285,471
Retail              Huntington Beach           CA                          -         421,466                -           2,867,999
Retail              Indio                      CA                          -               -          106,278             889,906
Retail              Lancaster                  CA                          -         407,766                -           2,774,789
Retail              Livermore                  CA                     41,717         180,443                -           2,903,114
Retail              Lomita                     CA                          -               -          287,131           1,746,371
Retail              Loveland                   CA                          -          18,581                -                   -
Retail              Mammoth Lake               CA                          -               -          700,534           4,857,292
Retail              Morgan Hill                CA                          -          83,350          188,181             167,891
Retail              Pasadena                   CA                          -          18,226                -                   -
Retail              Paso Robles                CA                          -          24,308                -             173,557
Retail              Pinole                     CA                          -               -          190,365           3,930,655
Retail              Pleasanton                 CA                          -         480,348                -          13,118,825
Retail              Redlands                   CA                          -          72,890          164,566             146,822
Retail              Rialto                     CA                          -          14,673                -                   -
Retail              San Diego                  CA                          -               -                -          15,656,895
Retail              San Dimas                  CA                          -          15,713                -                   -
Retail              Santa Monica               CA                          -         445,955                -           7,050,333
Retail              Santa Rosa                 CA                     20,590          69,074                -             931,273
Retail              Simi Valley                CA                          -          16,828                -                   -
Retail              Simi Valley                CA                          -               -                -           2,778,434

                                                        As of December 31, 2005
                                                  --------------------------------------
                                                                            Accumulated       Date
Description         Location                                Total           Depreciation    Acquired     Life
----------------------------------------------------------------------------------------------------------------

Retail              Dothan                     AL           1,622,392            773,953     1/1/2002  40 yrs
Retail              Florence                   AL           3,530,889          1,447,866     1/1/2002  27-40 yrs
Retail              Huntsville                 AL           2,834,566          1,340,660     1/1/2002  38-40 yrs
Retail              Huntsville                 AL           2,462,532            618,945     1/1/2002  38-40 yrs
Retail              Montgomery                 AL           3,162,481            727,102     1/1/2002  38-40 yrs
Retail              Montgomery                 AL           1,463,512            739,690     1/1/2002  40 yrs
Retail              Tuscaloosa                 AL           1,238,855            496,982     1/1/2002  40 yrs
Retail              Bisbee                     AZ           2,460,425          1,103,695     1/1/2002  27-40 yrs
Retail              Mesa                       AZ              45,834                  -     1/1/2002
Retail              Mesa, McKellips            AZ             105,709              9,941     4/1/2003  35-40 yrs
Retail              Phoenix                    AZ              47,943                  -     1/1/2002
Retail              Springdale                 AZ               3,670                  -     1/1/2002
Retail              Tucson                     AZ           2,809,097          1,260,102     1/1/2002  27-40 yrs
Retail              Atascadero                 CA             192,986             18,150     4/1/2003  35-40 yrs
Retail              Beaumont                   CA             183,229             17,232     1/1/2002  20-40 yrs
Retail              Beaumont                   CA               3,830                  -     1/1/2002
Retail              Corona                     CA           1,135,512            328,641     1/1/2002  22-40 yrs
Retail              Downey                     CA           2,431,988            743,455     1/1/2002  38-40 yrs
Retail              El Toro                    CA             747,181            105,450     1/1/2002  20-40 yrs
Retail              Huntington Beach           CA           3,289,465            704,681     1/1/2002  38-40 yrs
Retail              Indio                      CA             996,184            288,315     1/1/2002  26-40 yrs
Retail              Lancaster                  CA           3,182,555            681,779     1/1/2002  38-40 yrs
Retail              Livermore                  CA           3,083,557          1,179,259     1/1/2002  38-40 yrs
Retail              Lomita                     CA           2,033,502            828,567     1/1/2002  25-40 yrs
Retail              Loveland                   CA              18,581                  -     1/1/2002
Retail              Mammoth Lake               CA           5,557,826          2,554,411     1/1/2002  27-40 yrs
Retail              Morgan Hill                CA             439,421             62,021     1/1/2002  20-40 yrs
Retail              Pasadena                   CA              18,226                  -     1/1/2002
Retail              Paso Robles                CA             197,865             18,609     4/1/2003  35-40 yrs
Retail              Pinole                     CA           4,121,020          1,893,654     1/1/2002  30-40 yrs
Retail              Pleasanton                 CA          13,599,173          6,047,522     1/1/2002  40 yrs
Retail              Redlands                   CA             384,278             54,239     4/1/2003  20-40 yrs
Retail              Rialto                     CA              14,673                  -     1/1/2002
Retail              San Diego                  CA          15,656,895          7,270,998     1/1/2002  38-40 yrs
Retail              San Dimas                  CA              15,713                  -     1/1/2002
Retail              Santa Monica               CA           7,496,288          2,783,790     1/1/2002  38-40 yrs
Retail              Santa Rosa                 CA           1,000,347            212,775     1/1/2002  38-40 yrs
Retail              Simi Valley                CA              16,828                  -     1/1/2002
Retail              Simi Valley                CA           2,778,434          1,041,390     1/1/2002  38-40 yrs

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2005


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Retail              Tustin                     CA                -                -         285,000              -           637,018
Retail              Union City                 CA                -                -          93,053        210,089           171,481
Retail              Ventura                    CA                -                -               -              -         6,870,815
Retail              Yorba Linda                CA                -                -          96,861        218,686           211,064
Retail              Yucca Valley               CA                -                -          17,462              -                 -
Retail              Aurora                     CO                -                -               -        400,072         2,768,776
Retail              Aurora                     CO                -                -         280,239              -         1,548,355
Retail              Aurora                     CO                -                -               -              -         1,687,582
Retail              Aurora                     CO                -                -          19,324              -                 -
Retail              Colorado Springs           CO                -                -          20,139              -                 -
Retail              Littleton                  CO                -                -         226,075              -         1,885,393
Retail              Littleton                  CO                -                -         361,327              -         2,458,779
Retail              Pueblo                     CO                -                -          15,588              -                 -
Retail              Bradenton                  FL                -                -         254,761              -         4,088,632
Retail              Cape Coral                 FL                -                -         175,559              -         2,125,785
Retail              Casselberry                FL                -                -         411,929              -         3,953,110
Retail              Gainsville                 FL                -                -         198,458              -         2,325,274
Retail              Homestead                  FL                -                -          19,681              -                 -
Retail              Largo                      FL                -                -         278,519              -         2,034,476
Retail              Largo, 66th                FL                -                -         155,800              -         2,008,829
Retail              Largo, Keene               FL                -                -         234,080              -         2,508,802
Retail              Orlando                    FL                -                -          15,410              -                 -
Retail              Orlando                    FL                -                -               -              -         2,661,472
Retail              Pinellas Park              FL                -                -         288,344              -         3,158,143
Retail              Port Richey                FL           20,698                -               -              -         1,570,170
Retail              Tallahassee                FL                -                -               -              -         1,729,065
Retail              Venice                     FL                -                -          99,324              -         3,127,888
Retail              Atlanta (Dunwoody)         GA                -                -               -        120,697           813,389
Retail              Atlanta (Exec Park)        GA                -                -               -        153,014         1,031,179
Retail              Atlanta (Ponce de Leon)    GA                -                -               -        107,249           722,764
Retail              Cumming                    GA                -                -               -        270,916         1,825,733
Retail              Duluth                     GA                -                -               -        182,098         1,227,177
Retail              Forest Park (Clayton)      GA                -                -               -        272,514         1,836,502
Retail              Jonesboro                  GA                -                -               -        105,469           710,765
Retail              Stone Mountain             GA                -                -               -        129,849           875,068
Retail              Boise                      ID                -                -         203,572              -         3,267,112
Retail              Boise                      ID                -                -          89,102              -         2,016,194
Retail              Freeport                   IL                -                -         148,591              -         1,999,052
Retail              Carmel                     IN                -                -          28,752              -         2,326,954

                                                  Cost capitalized subsequent
                                                         to acquisition                      As of December 31, 2005
                                                  -------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
---------------------------------------------------------------------------------------------------------------------------------

Retail              Tustin                     CA                          -         285,000                -             637,018
Retail              Union City                 CA                          -          93,053          210,089             171,481
Retail              Ventura                    CA                          -               -                -           6,870,815
Retail              Yorba Linda                CA                          -          96,861          218,686             211,064
Retail              Yucca Valley               CA                          -          17,462                -                   -
Retail              Aurora                     CO                          -               -          400,072           2,768,776
Retail              Aurora                     CO                          -         280,239                -           1,548,355
Retail              Aurora                     CO                          -               -                -           1,687,582
Retail              Aurora                     CO                          -          19,324                -                   -
Retail              Colorado Springs           CO                          -          20,139                -                   -
Retail              Littleton                  CO                          -         226,075                -           1,885,393
Retail              Littleton                  CO                          -         361,327                -           2,458,779
Retail              Pueblo                     CO                          -          15,588                -                   -
Retail              Bradenton                  FL                     17,827         272,588                -           4,088,632
Retail              Cape Coral                 FL                          -         175,559                -           2,125,785
Retail              Casselberry                FL                          -         411,929                -           3,953,110
Retail              Gainsville                 FL                          -         198,458                -           2,325,274
Retail              Homestead                  FL                          -          19,681                -                   -
Retail              Largo                      FL                          -         278,519                -           2,034,476
Retail              Largo, 66th                FL                          -         155,800                -           2,008,829
Retail              Largo, Keene               FL                          -         234,080                -           2,508,802
Retail              Orlando                    FL                          -          15,410                -                   -
Retail              Orlando                    FL                          -               -                -           2,661,472
Retail              Pinellas Park              FL                          -         288,344                -           3,158,143
Retail              Port Richey                FL                          -               -                -           1,570,170
Retail              Tallahassee                FL                          -               -                -           1,729,065
Retail              Venice                     FL                     41,717         141,041                -           3,127,888
Retail              Atlanta (Dunwoody)         GA                          -               -          120,697             813,389
Retail              Atlanta (Exec Park)        GA                          -               -          153,014           1,031,179
Retail              Atlanta (Ponce de Leon)    GA                          -               -          107,249             722,764
Retail              Cumming                    GA                          -               -          270,916           1,825,733
Retail              Duluth                     GA                          -               -          182,098           1,227,177
Retail              Forest Park (Clayton)      GA                          -               -          272,514           1,836,502
Retail              Jonesboro                  GA                          -               -          105,469             710,765
Retail              Stone Mountain             GA                          -               -          129,849             875,068
Retail              Boise                      ID                     17,827         221,399                -           3,267,112
Retail              Boise                      ID                          -          89,102                -           2,016,194
Retail              Freeport                   IL                          -         148,591                -           1,999,052
Retail              Carmel                     IN                     23,279          52,031                -           2,326,954


                                                         As of December 31, 2005
                                                  --------------------------------------
                                                                            Accumulated       Date
Description         Location                                Total           Depreciation    Acquired     Life
----------------------------------------------------------------------------------------------------------------

Retail              Tustin                     CA             922,018            115,112     1/1/2002  35-40 yrs
Retail              Union City                 CA             474,623             53,286     4/1/2003  20-40 yrs
Retail              Ventura                    CA           6,870,815          3,096,538     1/1/2002  20-40 yrs
Retail              Yorba Linda                CA             526,611             88,033     4/1/2003  20-40 yrs
Retail              Yucca Valley               CA              17,462                  -     1/1/2002
Retail              Aurora                     CO           3,168,848          1,456,704     1/1/2002  27-40 yrs
Retail              Aurora                     CO           1,828,594            621,142     1/1/2002  40 yrs
Retail              Aurora                     CO           1,687,582            475,641     1/1/2002  40 yrs
Retail              Aurora                     CO              19,324                  -     1/1/2002
Retail              Colorado Springs           CO              20,139                  -     1/1/2002
Retail              Littleton                  CO           2,111,468            655,196     1/1/2002  38-40 yrs
Retail              Littleton                  CO           2,820,106            604,134     1/1/2002  38-40 yrs
Retail              Pueblo                     CO              15,588                  -     1/1/2002
Retail              Bradenton                  FL           4,361,220          1,423,889     1/1/2002  38-40 yrs
Retail              Cape Coral                 FL           2,301,344            853,596     1/1/2002  38-40 yrs
Retail              Casselberry                FL           4,365,039          1,396,430     1/1/2002  38-40 yrs
Retail              Gainsville                 FL           2,523,732            933,698     1/1/2002  38-40 yrs
Retail              Homestead                  FL              19,681                  -     1/1/2002
Retail              Largo                      FL           2,312,995            816,154     1/1/2002  40 yrs
Retail              Largo, 66th                FL           2,164,629            806,632     1/1/2002  38-40 yrs
Retail              Largo, Keene               FL           2,742,882          1,007,393     1/1/2002  38-40 yrs
Retail              Orlando                    FL              15,410                  -     1/1/2002
Retail              Orlando                    FL           2,661,472          1,258,792     1/1/2002  38-40 yrs
Retail              Pinellas Park              FL           3,446,487            848,544     1/1/2002  38-40 yrs
Retail              Port Richey                FL           1,570,170            545,652     1/1/2002  38-40 yrs
Retail              Tallahassee                FL           1,729,065            775,308     1/1/2002  40 yrs
Retail              Venice                     FL           3,268,929          1,270,563     1/1/2002  38-40 yrs
Retail              Atlanta (Dunwoody)         GA             934,086            382,417     1/1/2002  25-35 yrs
Retail              Atlanta (Exec Park)        GA           1,184,193            484,811     1/1/2002  25-35 yrs
Retail              Atlanta (Ponce de Leon)    GA             830,013            339,809     1/1/2002  25-35 yrs
Retail              Cumming                    GA           2,096,648            858,372     1/1/2002  25-35 yrs
Retail              Duluth                     GA           1,409,275            576,960     1/1/2002  25-35 yrs
Retail              Forest Park (Clayton)      GA           2,109,016            863,436     1/1/2002  25-35 yrs
Retail              Jonesboro                  GA             816,233            334,168     1/1/2002  25-35 yrs
Retail              Stone Mountain             GA           1,004,918            411,415     1/1/2002  25-35 yrs
Retail              Boise                      ID           3,488,511          1,137,790     1/1/2002  38-40 yrs
Retail              Boise                      ID           2,105,296            755,694     1/1/2002  38-40 yrs
Retail              Freeport                   IL           2,147,643            803,887     1/1/2002  38-40 yrs
Retail              Carmel                     IN           2,378,985          1,059,820     1/1/2002  20-40 yrs

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2005


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Retail              Lawrence                   IN                -                -          30,606              -         2,877,258
Retail              Louisville                 KY                -                -               -        690,033         3,996,527
Retail              Baton Rouge                LA                -                -         232,849              -         3,151,852
Retail              Minden                     LA                -                -         342,304         76,762         1,961,545
Retail              Arnold                     MO                -                -               -              -                 -
Retail              Independence               MO                -                -          15,561              -                 -
Retail              Lee's Summit               MO                -                -               -              -                 -
Retail              St Louis                   MO                -                -          18,418              -                 -
Retail              Billings                   MT                -                -               -              -         2,805,618
Retail              Bozeman                    MT                -                -               -              -           905,925
Retail              Charlotte                  NC                -                -          20,819              -           898,638
Retail              Concord                    NC                -                -          41,180              -         1,777,516
Retail              Jacksonville               NC                -                -          64,422              -           729,731
Retail              Jefferson                  NC                -                -               -              -           635,971
Retail              Lexinton                   NC                -                -         106,703              -         1,208,617
Retail              Thomasville                NC                -                -          23,546              -         1,016,388
Retail              Omaha                      NE                -                -         257,839              -         4,414,646
Retail              Omaha                      NE                -                -         548,061              -         2,989,091
Retail              Omaha                      NE                -                -         242,848              -         3,112,179
Retail              Garwood                    NJ          401,779                -               -              -         3,802,120
Retail              Albuquerque                NM                -                -          16,692              -                 -
Retail              Albuquerque                NM                -                -          15,482              -                 -
Retail              Albuquerque                NM                -                -         261,712         97,050         2,480,017
Retail              Farmington                 NM                -                -          11,655              -            83,212
Retail              LasCruces                  NM                -                -         153,368              -         2,461,387
Retail              Las Vegas                  NV                -                -               -              -         2,516,348
Retail              Las Vegas                  NV                -                -          19,977              -                 -
Retail              Las Vegas                  NV                -                -               -              -         3,103,405
Retail              Las Vegas                  NV                -                -         313,727              -         1,629,725
Retail              Las Vegas, Bonan           NV                -                -          18,315              -           130,761
Retail              Reno                       NV                -                -               -              -         1,760,215
Retail              Portchester                NY                -                -               -              -         7,308,836
Retail              Cincinatti                 OH                -                -               -              -         2,446,610
Retail              Columbus                   OH                -                -               -        608,625         3,531,942
Retail              Franklin                   OH                -                -          13,859              -         1,685,071
Retail              Lawton                     OK                -                -               -        353,712         2,257,661
Retail              Ponca City                 OK                -                -          47,435              -                 -
Retail              Stillwater                 OK                -                -          15,239              -                 -
Retail              Beaverton                  OR                -                -         416,452              -         2,833,900

                                                  Cost capitalized subsequent
                                                         to acquisition                     As of December 31, 2005
                                                  -------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
---------------------------------------------------------------------------------------------------------------------------------

Retail              Lawrence                   IN                     23,279          53,885                -           2,877,258
Retail              Louisville                 KY                          -               -          690,033           3,996,527
Retail              Baton Rouge                LA                          -         232,849                -           3,151,852
Retail              Minden                     LA                          -         342,304           76,762           1,961,545
Retail              Arnold                     MO                      4,817           4,817                -                   -
Retail              Independence               MO                          -          15,561                -                   -
Retail              Lee's Summit               MO                      3,886           3,886                -                   -
Retail              St Louis                   MO                          -          18,418                -                   -
Retail              Billings                   MT                          -               -                -           2,805,618
Retail              Bozeman                    MT                          -               -                -             905,925
Retail              Charlotte                  NC                     15,259          36,078                -             898,638
Retail              Concord                    NC                     15,259          56,439                -           1,777,516
Retail              Jacksonville               NC                          -          64,422                -             729,731
Retail              Jefferson                  NC                          -               -                -             635,971
Retail              Lexinton                   NC                          -         106,703                -           1,208,617
Retail              Thomasville                NC                     15,259          38,805                -           1,016,388
Retail              Omaha                      NE                          -         257,839                -           4,414,646
Retail              Omaha                      NE                          -         548,061                -           2,989,091
Retail              Omaha                      NE                          -         242,848                -           3,112,179
Retail              Garwood                    NJ                    607,569         607,569                -           3,802,120
Retail              Albuquerque                NM                          -          16,692                -                   -
Retail              Albuquerque                NM                          -          15,482                -                   -
Retail              Albuquerque                NM                          -         261,712           97,050           2,480,017
Retail              Farmington                 NM                          -          11,655                -              83,212
Retail              LasCruces                  NM                     17,827         171,195                -           2,461,387
Retail              Las Vegas                  NV                          -               -                -           2,516,348
Retail              Las Vegas                  NV                          -          19,977                -                   -
Retail              Las Vegas                  NV                          -               -                -           3,103,405
Retail              Las Vegas                  NV                          -         313,727                -           1,629,725
Retail              Las Vegas, Bonan           NV                          -          18,315                -             130,761
Retail              Reno                       NV                          -               -                -           1,760,215
Retail              Portchester                NY                          -               -                -           7,308,836
Retail              Cincinatti                 OH                          -               -                -           2,446,610
Retail              Columbus                   OH                          -               -          608,625           3,531,942
Retail              Franklin                   OH                     23,279          37,138                -           1,685,071
Retail              Lawton                     OK                          -               -          353,712           2,257,661
Retail              Ponca City                 OK                          -          47,435                -                   -
Retail              Stillwater                 OK                          -          15,239                -                   -
Retail              Beaverton                  OR                          -         416,452                -           2,833,900

                                                          As of December 31, 2005
                                                  --------------------------------------
                                                                            Accumulated       Date
Description         Location                                Total           Depreciation    Acquired     Life
----------------------------------------------------------------------------------------------------------------

Retail              Lawrence                   IN           2,931,143          1,310,460     1/1/2002  20-40 yrs
Retail              Louisville                 KY           4,686,560          2,140,612     1/1/2002  27-40 yrs
Retail              Baton Rouge                LA           3,384,701            792,202     1/1/2002  38-40 yrs
Retail              Minden                     LA           2,380,611            550,390     1/1/2002  27-40 yrs
Retail              Arnold                     MO               4,817                  -     1/1/2002
Retail              Independence               MO              15,561                  -     1/1/2002
Retail              Lee's Summit               MO               3,886                  -     1/1/2002
Retail              St Louis                   MO              18,418                  -     1/1/2002
Retail              Billings                   MT           2,805,618          1,136,819     1/1/2002  38-40 yrs
Retail              Bozeman                    MT             905,925            432,166     1/1/2002  40 yrs
Retail              Charlotte                  NC             934,716            260,990     1/1/2002  38-40 yrs
Retail              Concord                    NC           1,833,955            516,241     1/1/2002  38-40 yrs
Retail              Jacksonville               NC             794,153            199,615     1/1/2002  38-40 yrs
Retail              Jefferson                  NC             635,971            173,968     1/1/2002  38-40 yrs
Retail              Lexinton                   NC           1,315,320            330,613     1/1/2002  38-40 yrs
Retail              Thomasville                NC           1,055,193            295,188     1/1/2002  38-40 yrs
Retail              Omaha                      NE           4,672,485          1,559,467     1/1/2002  38-40 yrs
Retail              Omaha                      NE           3,537,152          1,437,724     1/1/2002  38-40 yrs
Retail              Omaha                      NE           3,355,027            782,231     1/1/2002  38-40 yrs
Retail              Garwood                    NJ           4,409,689          1,152,565     1/1/2002  38-40 yrs
Retail              Albuquerque                NM              16,692                  -     1/1/2002  27-40 yrs
Retail              Albuquerque                NM              15,482                  -     1/1/2002
Retail              Albuquerque                NM           2,838,779            695,867     1/1/2002
Retail              Farmington                 NM              94,867              8,922     4/1/2003  35-40 yrs
Retail              LasCruces                  NM           2,632,582            857,191     1/1/2002  38-40 yrs
Retail              Las Vegas                  NV           2,516,348            605,888     1/1/2002  38-40 yrs
Retail              Las Vegas                  NV              19,977                  -     1/1/2002
Retail              Las Vegas                  NV           3,103,405          1,163,194     1/1/2002  38-40 yrs
Retail              Las Vegas                  NV           1,943,452            649,585     1/1/2002  40 yrs
Retail              Las Vegas, Bonan           NV             149,076             14,020     4/1/2003  35-40 yrs
Retail              Reno                       NV           1,760,215            549,854     1/1/2002  38-40 yrs
Retail              Portchester                NY           7,308,836          2,801,468     1/1/2002  38-40 yrs
Retail              Cincinatti                 OH           2,446,610            952,617     1/1/2002  38-40 yrs
Retail              Columbus                   OH           4,140,567          1,890,760     1/1/2002  27-40 yrs
Retail              Franklin                   OH           1,722,209            767,471     1/1/2002  38-40 yrs
Retail              Lawton                     OK           2,611,373          1,171,407     1/1/2002  27-40 yrs
Retail              Ponca City                 OK              47,435                  -     1/1/2002
Retail              Stillwater                 OK              15,239                  -     1/1/2002
Retail              Beaverton                  OR           3,250,352            696,303     1/1/2002  38-40 yrs

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2005


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Retail              Grants Pass                OR                -                -               -        320,017         2,042,594
Retail              Portland                   OR                -                -         555,800              -         2,156,029
Retail              Salem                      OR                -                -         308,707              -         2,100,707
Retail              Doylestown                 PA                -                -          97,314              -           819,192
Retail              Lansdale                   PA                -                -         102,921              -           866,323
Retail              Lima                       PA                -                -         112,018              -           942,899
Retail              Philadelphia               PA                -                -         628,239              -         3,796,186
Retail              Philadelphia, 52nd         PA                -                -         123,228              -         1,037,260
Retail              Philadelphia, Broad        PA                -                -         130,924              -         1,102,037
Retail              Philadelphia, Bustle       PA                -                -          97,321              -           819,192
Retail              Philadelphia, Cottman      PA                -                -         138,628              -         1,166,885
Retail              Philadelphia, Frankford    PA                -                -         108,177              -           907,541
Retail              Philadelphia, Lehigh       PA                -                -          98,019              -           825,061
Retail              Philadelphia, N 5th        PA                -                -          29,405              -           247,488
Retail              Philadelphia, N Broad      PA                -                -          91,722              -           772,059
Retail              Richboro                   PA                -                -          90,320              -           760,258
Retail              Wayne                      PA                -                -         131,983              -         1,113,823
Retail              Moncks Corner              SC                -                -               -              -           539,472
Retail              Chattanooga                TN                -                -               -        369,150         3,423,619
Retail              Paris                      TN                -                -               -        244,304         2,265,754
Retail              Austin                     TX                -                -          47,127              -                 -
Retail              Baytown                    TX                -                -          17,888              -                 -
Retail              Bear Creek                 TX                -                -          17,859              -                 -
Retail              Carrolton                  TX                -                -               -        369,067         2,878,867
Retail              Dallas                     TX                -                -               -              -         3,639,198
Retail              Dallas, Jefferson          TX                -                -               -              -                 -
Retail              El Paso                    TX                -                -          14,599              -                 -
Retail              El Paso                    TX                -                -          18,500              -                 -
Retail              El Paso, Alameda           TX                -                -          15,118              -           107,939
Retail              El Paso, Dyer              TX                -                -          13,320              -            95,100
Retail              Fort Worth                 TX                -                -               -        532,340         3,692,266
Retail              Garland                    TX                -                -               -        130,505         3,334,967
Retail              Granbury                   TX                -                -               -         85,040         2,173,176
Retail              Grand Prairie              TX                -                -               -        462,315         2,950,860
Retail              Greenville                 TX                -                -               -              -         1,431,281
Retail              Hillsboro                  TX                -                -               -         71,841         1,835,821
Retail              Houston                    TX                -                -               -        639,638         3,705,420
Retail              Lubbock                    TX                -                -               -              -         1,509,270
Retail              Lubbock, 82nd              TX                -                -          16,050              -           114,594

                                                  Cost capitalized subsequent
                                                         to acquisition                     As of December 31, 2005
                                                  -------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
---------------------------------------------------------------------------------------------------------------------------------

Retail              Grants Pass                OR                          -               -          320,017           2,042,594
Retail              Portland                   OR                          -         555,800                -           2,156,029
Retail              Salem                      OR                          -         308,707                -           2,100,707
Retail              Doylestown                 PA                        108          97,422                -             819,192
Retail              Lansdale                   PA                        108         103,029                -             866,323
Retail              Lima                       PA                        108         112,126                -             942,899
Retail              Philadelphia               PA                          -         628,239                -           3,796,186
Retail              Philadelphia, 52nd         PA                        108         123,336                -           1,037,260
Retail              Philadelphia, Broad        PA                        108         131,032                -           1,102,037
Retail              Philadelphia, Bustle       PA                        108          97,429                -             819,192
Retail              Philadelphia, Cottman      PA                        108         138,736                -           1,166,885
Retail              Philadelphia, Frankford    PA                        108         108,285                -             907,541
Retail              Philadelphia, Lehigh       PA                        108          98,127                -             825,061
Retail              Philadelphia, N 5th        PA                        104          29,509                -             247,488
Retail              Philadelphia, N Broad      PA                        108          91,830                -             772,059
Retail              Richboro                   PA                        108          90,428                -             760,258
Retail              Wayne                      PA                        108         132,091                -           1,113,823
Retail              Moncks Corner              SC                          -               -                -             539,472
Retail              Chattanooga                TN                          -               -          369,150           3,423,619
Retail              Paris                      TN                          -               -          244,304           2,265,754
Retail              Austin                     TX                          -          47,127                -                   -
Retail              Baytown                    TX                          -          17,888                -                   -
Retail              Bear Creek                 TX                          -          17,859                -                   -
Retail              Carrolton                  TX                          -               -          369,067           2,878,867
Retail              Dallas                     TX                          -               -                -           3,639,198
Retail              Dallas, Jefferson          TX                          -               -                -                   -
Retail              El Paso                    TX                          -          14,599                -                   -
Retail              El Paso                    TX                          -          18,500                -                   -
Retail              El Paso, Alameda           TX                          -          15,118                -             107,939
Retail              El Paso, Dyer              TX                          -          13,320                -              95,100
Retail              Fort Worth                 TX                          -               -          532,340           3,692,266
Retail              Garland                    TX                          -               -          130,505           3,334,967
Retail              Granbury                   TX                          -               -           85,040           2,173,176
Retail              Grand Prairie              TX                          -               -          462,315           2,950,860
Retail              Greenville                 TX                          -               -                -           1,431,281
Retail              Hillsboro                  TX                          -               -           71,841           1,835,821
Retail              Houston                    TX                          -               -          639,638           3,705,420
Retail              Lubbock                    TX                          -               -                -           1,509,270
Retail              Lubbock, 82nd              TX                          -          16,050                -             114,594

                                                         As of December 31, 2005
                                                  --------------------------------------
                                                                            Accumulated       Date
Description         Location                                Total           Depreciation    Acquired     Life
----------------------------------------------------------------------------------------------------------------

Retail              Grants Pass                OR           2,362,611          1,059,818     1/1/2002  27-40 yrs
Retail              Portland                   OR           2,711,829          1,019,734     1/1/2002  38-40 yrs
Retail              Salem                      OR           2,409,414            516,154     1/1/2002  38-40 yrs
Retail              Doylestown                 PA             916,614            235,348     1/1/2002  20-40 yrs
Retail              Lansdale                   PA             969,352            248,886     1/1/2002  20-40 yrs
Retail              Lima                       PA           1,055,025            270,887     1/1/2002  20-40 yrs
Retail              Philadelphia               PA           4,424,425          1,226,055     1/1/2002  40 yrs
Retail              Philadelphia, 52nd         PA           1,160,596            297,996     1/1/2002  20-40 yrs
Retail              Philadelphia, Broad        PA           1,233,069            316,607     1/1/2002  20-40 yrs
Retail              Philadelphia, Bustle       PA             916,621            235,348     1/1/2002  20-40 yrs
Retail              Philadelphia, Cottman      PA           1,305,621            335,236     1/1/2002  20-40 yrs
Retail              Philadelphia, Frankford    PA           1,015,826            260,729     1/1/2002  20-40 yrs
Retail              Philadelphia, Lehigh       PA             923,188            237,034     1/1/2002  20-40 yrs
Retail              Philadelphia, N 5th        PA             276,997             71,101     1/1/2002  20-40 yrs
Retail              Philadelphia, N Broad      PA             863,889            221,806     1/1/2002  20-40 yrs
Retail              Richboro                   PA             850,686            218,416     1/1/2002  20-40 yrs
Retail              Wayne                      PA           1,245,914            319,992     1/1/2002  20-40 yrs
Retail              Moncks Corner              SC             539,472            147,571     1/1/2002  38-40 yrs
Retail              Chattanooga                TN           3,792,769          1,555,251     1/1/2002  27-40 yrs
Retail              Paris                      TN           2,510,058          1,029,267     1/1/2002  27-40 yrs
Retail              Austin                     TX              47,127                  -     1/1/2002
Retail              Baytown                    TX              17,888                  -     1/1/2002
Retail              Bear Creek                 TX              17,859                  -     1/1/2002
Retail              Carrolton                  TX           3,247,934          1,262,132     1/1/2002  25-40 yrs
Retail              Dallas                     TX           3,639,198          1,416,966     1/1/2002  38-40 yrs
Retail              Dallas, Jefferson          TX                   -                  -     4/1/2003  35-40 yrs
Retail              El Paso                    TX              14,599                  -     1/1/2002
Retail              El Paso                    TX              18,500                  -     1/1/2002
Retail              El Paso, Alameda           TX             123,057             11,574     4/1/2003  35-40 yrs
Retail              El Paso, Dyer              TX             108,420             10,197     4/1/2003  35-40 yrs
Retail              Fort Worth                 TX           4,224,606          1,941,590     1/1/2002  27-40 yrs
Retail              Garland                    TX           3,465,472            935,756     1/1/2002  29-40 yrs
Retail              Granbury                   TX           2,258,216            609,769     1/1/2002  29-40 yrs
Retail              Grand Prairie              TX           3,413,175          1,531,078     1/1/2002  27-40 yrs
Retail              Greenville                 TX           1,431,281          1,066,380     1/1/2002  40 yrs
Retail              Hillsboro                  TX           1,907,662            515,112     1/1/2002  29-40 yrs
Retail              Houston                    TX           4,345,058          1,984,577     1/1/2002  27-40 yrs
Retail              Lubbock                    TX           1,509,270            676,752     1/1/2002  40 yrs
Retail              Lubbock, 82nd              TX             130,644             12,286     4/1/2003  35-40 yrs


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Retail              Midland                    TX                -                -         480,935              -         3,272,686
Retail              Texarkana                  TX                -                -          89,805              -         1,719,229
Retail              Bountiful                  UT                -                -               -              -         3,363,558
Retail              Sandy                      UT                -                -               -              -         1,585,726
Retail              Herndon                    VA                -                -          17,741              -                 -
Retail              Staunton                   VA                -                -         127,681              -         1,445,996
Retail              Bothell                    WA                -                -               -              -         1,136,801
Retail              Edmonds                    WA                -                -               -              -         1,305,028
Retail              Everett                    WA                -                -         210,463              -         3,377,704
Retail              Federal Way                WA                -                -         210,776              -         2,372,178
Retail              Graham                     WA                -                -               -        437,273         2,790,997
Retail              Kent                       WA                -                -         415,452              -         2,827,087
Retail              Milton                     WA                -                -               -        493,533         3,150,107
Retail              Port Orchard               WA                -                -               -              -           865,542
Retail              Puyallup                   WA                -                -          15,117              -                 -
Retail              Redmond                    WA                -                -               -        490,535         3,130,971
Retail              Spokane                    WA                -                -               -        376,686         2,404,286
Retail              Spokane                    WA                -                -         355,128              -         2,556,552
Retail              Woodinville                WA                -                -               -              -         1,366,924
Retail              Cheyenne                   WY                -                -          50,959              -           984,564
Retail              Evanston                   WY                -                -          92,033              -           302,773
Retail              Evanston - Cons            WY                -                -         202,167              -         1,347,327

                                                    --------------------------------------------------------------------------------
                                                           422,477                -      15,638,485     12,154,680       319,253,715
                                                    --------------------------------------------------------------------------------

Industrial          Long Beach                 CA    14,201,313.09        3,294,147               -      6,375,557        30,034,817
Industrial          Palo Alto                  CA                -                -               -              -        26,958,220
Industrial          Orlando                    FL                -                -               -              -         9,128,285
Industrial          Owensboro                  KY       10,689,325                -               -              -        15,716,110
Industrial          North Berwick              ME                -                -         274,873              -        22,304,939
Industrial          Saugerties                 NY                -                -          32,120              -           676,932
Industrial          N Myrtle Beach             SC                -                -               -              -         1,577,826
Industrial          Franklin                   TN                -                -               -              -         8,805,302
Industrial          Memphis                    TN                -                -               -              -        19,233,942
Industrial          Lewisville                 TX                -                -       1,952,216              -        15,502,972
Industrial          Windsor                    WI                -                -               -              -        13,985,024

                                                    --------------------------------------------------------------------------------
                                                        24,890,638        3,294,147       2,259,209      6,375,557       163,924,369
                                                    --------------------------------------------------------------------------------

                                                  Cost capitalized subsequent
                                                         to acquisition                    As of December 31, 2005
                                                  -------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
---------------------------------------------------------------------------------------------------------------------------------

Retail              Midland                    TX                          -         480,935                -           3,272,686
Retail              Texarkana                  TX                     20,590         110,395                -           1,719,229
Retail              Bountiful                  UT                          -               -                -           3,363,558
Retail              Sandy                      UT                          -               -                -           1,585,726
Retail              Herndon                    VA                          -          17,741                -                   -
Retail              Staunton                   VA                          -         127,681                -           1,445,996
Retail              Bothell                    WA                          -               -                -           1,136,801
Retail              Edmonds                    WA                          -               -                -           1,305,028
Retail              Everett                    WA                     17,827         228,290                -           3,377,704
Retail              Federal Way                WA                          -         210,776                -           2,372,178
Retail              Graham                     WA                          -               -          437,273           2,790,997
Retail              Kent                       WA                          -         415,452                -           2,827,087
Retail              Milton                     WA                          -               -          493,533           3,150,107
Retail              Port Orchard               WA                          -               -                -             865,542
Retail              Puyallup                   WA                          -          15,117                -                   -
Retail              Redmond                    WA                          -               -          490,535           3,130,971
Retail              Spokane                    WA                          -               -          376,686           2,404,286
Retail              Spokane                    WA                          -         355,128                -           2,556,552
Retail              Woodinville                WA                          -               -                -           1,366,924
Retail              Cheyenne                   WY                     20,590          71,549                -             984,564
Retail              Evanston                   WY                      2,995          92,033                -             305,768
Retail              Evanston - Cons            WY                      5,832         202,167                -           1,353,159

                                                  -------------------------------------------------------------------------------
                                                                     966,125      16,595,783       12,154,680         319,262,541
                                                  -------------------------------------------------------------------------------

Industrial          Long Beach                 CA                          -               -        6,375,557          30,034,817
Industrial          Palo Alto                  CA                          -               -                -          26,958,220
Industrial          Orlando                    FL                          -               -                -           9,128,285
Industrial          Owensboro                  KY                          -               -                -          15,716,110
Industrial          North Berwick              ME                          -         274,873                -          22,304,939
Industrial          Saugerties                 NY                          -          32,120                -             676,932
Industrial          N Myrtle Beach             SC                          -               -                -           1,577,826
Industrial          Franklin                   TN                          -               -                -           8,805,302
Industrial          Memphis                    TN                          -               -                -          19,233,942
Industrial          Lewisville                 TX                     30,240       1,982,456                -          15,502,972
Industrial          Windsor                    WI                          -               -                -          13,985,024

                                                  -------------------------------------------------------------------------------
                                                                      30,240       2,289,449        6,375,557         163,924,369
                                                  -------------------------------------------------------------------------------

                                                         As of December 31, 2005
                                                  --------------------------------------
                                                                            Accumulated       Date
Description         Location                                Total           Depreciation    Acquired     Life
----------------------------------------------------------------------------------------------------------------

Retail              Midland                    TX           3,753,621            804,115     1/1/2002  38-40 yrs
Retail              Texarkana                  TX           1,829,624            392,806     1/1/2002  38-40 yrs
Retail              Bountiful                  UT           3,363,558          1,638,175     1/1/2002  40 yrs
Retail              Sandy                      UT           1,585,726            446,933     1/1/2002  38-40 yrs
Retail              Herndon                    VA              17,741                  -     1/1/2002
Retail              Staunton                   VA           1,573,677            395,547     1/1/2002  38-40 yrs
Retail              Bothell                    WA           1,136,801            574,564     1/1/2002  40 yrs
Retail              Edmonds                    WA           1,305,028            585,171     1/1/2002  40 yrs
Retail              Everett                    WA           3,605,994          1,176,305     1/1/2002  38-40 yrs
Retail              Federal Way                WA           2,582,954            741,018     1/1/2002  38-40 yrs
Retail              Graham                     WA           3,228,270          1,448,134     1/1/2002  27-40 yrs
Retail              Kent                       WA           3,242,539            694,629     1/1/2002  27-40 yrs
Retail              Milton                     WA           3,643,640          1,634,461     1/1/2002  27-40 yrs
Retail              Port Orchard               WA             865,542            437,464     1/1/2002  40 yrs
Retail              Puyallup                   WA              15,117                  -     1/1/2002
Retail              Redmond                    WA           3,621,506          1,624,531     1/1/2002  27-40 yrs
Retail              Spokane                    WA           2,780,972          1,247,486     1/1/2002  27-40 yrs
Retail              Spokane                    WA           2,911,680          1,292,136     1/1/2002  40 yrs
Retail              Woodinville                WA           1,366,924            385,264     1/1/2002  38-40 yrs
Retail              Cheyenne                   WY           1,056,113            224,951     1/1/2002  38-40 yrs
Retail              Evanston                   WY             397,801             10,089     1/1/2002  20-40 yrs
Retail              Evanston - Cons            WY           1,555,326          1,353,158     1/1/2002  20-40 yrs

                                                  --------------------------------------
                                                          348,013,005        127,265,031
                                                  --------------------------------------

Industrial          Long Beach                 CA          36,410,374         15,508,061     1/1/2002  27-40 yrs
Industrial          Palo Alto                  CA          26,958,220         10,222,805     1/1/2002  40 yrs
Industrial          Orlando                    FL           9,128,285          3,981,014     1/1/2002  38-40 yrs
Industrial          Owensboro                  KY          15,716,110          1,884,909     1/1/2003  20-40 yrs
Industrial          North Berwick              ME          22,579,812         10,743,034     1/1/2002  38-40 yrs
Industrial          Saugerties                 NY             709,052             79,425     1/1/2002  15-40 yrs
Industrial          N Myrtle Beach             SC           1,577,826            458,246     1/1/2002  38-40 yrs
Industrial          Franklin                   TN           8,805,302          3,072,837     1/1/2002  38-40 yrs
Industrial          Memphis                    TN          19,233,942          9,317,126     1/1/2002  30-40 yrs
Industrial          Lewisville                 TX          17,485,428          6,618,610     1/1/2002  38-40 yrs
Industrial          Windsor                    WI          13,985,024          5,782,884     1/1/2002  38-40 yrs

                                                  --------------------------------------
                                                          172,589,375         67,668,952
                                                  --------------------------------------

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2005


                                                                                               Initial Cost to Registrant
                                                                                       ---------------------------------------------
                                                                                                          Land        Building and
Description         Location                                  Encumbrances                 Land          Estates      Improvements
------------------------------------------------------------------------------------------------------------------------------------
                                                         Mortgage    Contract Right
Other               Jonesboro                  AR                -                -          17,184              -                 -
Other               Sun City                   AZ                -                -          53,755              -         1,698,893
Other               El Segundo                 CA       63,381,614                -               -      3,801,120       100,873,472
Other               Irvine                     CA                -                -               -              -                 -
Other               Ft Collins                 CO                -                -          62,458              -         1,973,910
Other               Carlsbad                   NM                -                -          49,519              -         1,565,013
Other               Corpus Christi             TX                -                -          60,849              -         1,923,062
Other               El Paso                    TX                -                -          40,030              -         1,265,089
Other               McAllen                    TX                -                -          36,024              -         1,138,486
Other               Round Rock                 TX                -                -          16,164              -                 -
Other               Victoria                   TX                -                -          59,110              -         1,894,777

                                                    --------------------------------------------------------------------------------
                                                        63,381,614                -         395,093      3,801,120       112,332,702
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                                                       166,194,914       11,127,989      25,215,404     43,997,425     1,380,632,874
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
Total from Continuing Operations                       166,194,914       11,127,989      25,215,404     43,997,425     1,380,632,874
                                                    --------------------------------------------------------------------------------

Discontinued Operations:

Retail              Rock Falls                 IL                -                -         153,797              -         1,502,332
Office              Toledo                     OH       39,697,285                -               -              -        84,551,251

                                                    --------------------------------------------------------------------------------
                                                        39,697,285                -         153,797              -        86,053,583
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
Total from Discontinued Operations                      39,697,285                -         153,797              -        86,053,583
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                    TOTALS                          $  205,892,199     $ 11,127,989    $ 25,369,201   $ 43,997,425   $ 1,466,686,457
                                                    ================================================================================

                                                  Cost capitalized subsequent
                                                         to acquisition                     As of December 31, 2005
                                                  -------------------------------------------------------------------------------
                                                       Land/Building and                            Land            Building and
Description         Location                              Improvements              Land           Estates          Improvements
---------------------------------------------------------------------------------------------------------------------------------

Other               Jonesboro                  AR                          -          17,184                -                   -
Other               Sun City                   AZ                     20,833          74,588                -           1,698,893
Other               El Segundo                 CA                  1,428,379       1,428,379        3,801,120         100,873,472
Other               Irvine                     CA                  1,000,000       1,000,000                -                   -
Other               Ft Collins                 CO                     20,833          83,291                -           1,973,910
Other               Carlsbad                   NM                     20,833          70,352                -           1,565,013
Other               Corpus Christi             TX                     20,833          81,682                -           1,923,062
Other               El Paso                    TX                     20,834          60,864                -           1,265,089
Other               McAllen                    TX                     20,834          56,858                -           1,138,486
Other               Round Rock                 TX                          -          16,164                -                   -
Other               Victoria                   TX                     20,833          79,943                -           1,894,777

                                                  -------------------------------------------------------------------------------
                                                                   2,574,212       2,969,305        3,801,120         112,332,702
                                                  -------------------------------------------------------------------------------

                                                  -------------------------------------------------------------------------------
                                                                   7,757,712      32,717,459       43,997,425       1,380,888,530
                                                  -------------------------------------------------------------------------------

                                                  -------------------------------------------------------------------------------
Total from Continuing Operations                                   7,757,712      32,717,459       43,997,425       1,380,888,530
                                                  -------------------------------------------------------------------------------

Discontinued Operations:

Retail              Rock Falls                 IL                          -         153,797                -           1,502,332
Office              Toledo                     OH                          -               -                -          84,551,251

                                                  -------------------------------------------------------------------------------
                                                                           -         153,797                -          86,053,583
                                                  -------------------------------------------------------------------------------

                                                  -------------------------------------------------------------------------------
Total from Discontinued Operations                                         -         153,797                -          86,053,583
                                                  -------------------------------------------------------------------------------

                                                  -------------------------------------------------------------------------------
                    TOTALS                                       $ 7,757,712    $ 32,871,256     $ 43,997,425     $ 1,466,942,113
                                                  ===============================================================================



                                                  --------------------------------------
                                                                            Accumulated       Date
Description         Location                                Total           Depreciation    Acquired     Life
----------------------------------------------------------------------------------------------------------------

Other               Jonesboro                  AR              17,184                  -     1/1/2002
Other               Sun City                   AZ           1,773,481            472,037     1/1/2002  38-40 yrs
Other               El Segundo                 CA         106,102,971         41,590,603     1/1/2002  26-40 yrs
Other               Irvine                     CA           1,000,000                  -     1/1/2003
Other               Ft Collins                 CO           2,057,201            548,450     1/1/2002  38-40 yrs
Other               Carlsbad                   NM           1,635,365            434,838     1/1/2002  38-40 yrs
Other               Corpus Christi             TX           2,004,744            534,322     1/1/2002  38-40 yrs
Other               El Paso                    TX           1,325,953            351,504     1/1/2002  38-40 yrs
Other               McAllen                    TX           1,195,344            316,328     1/1/2002  38-40 yrs
Other               Round Rock                 TX              16,164                  -     1/1/2002
Other               Victoria                   TX           1,974,720            526,824     1/1/2002  38-40 yrs

                                                  --------------------------------------
                                                          119,103,127         44,774,907
                                                  --------------------------------------

                                                  --------------------------------------
                                                        1,457,603,415        544,084,673
                                                  --------------------------------------

                                                  --------------------------------------
Total from Continuing Operations                        1,457,603,415        544,084,673
                                                  --------------------------------------

Discontinued Operations:

Retail              Rock Falls                 IL           1,656,129            808,904     1/1/2002  38-40 yrs
Office              Toledo                     OH          84,551,251         43,713,583     1/1/2002  38-40 yrs

                                                  --------------------------------------
                                                           86,207,380         44,522,487
                                                  --------------------------------------

                                                  --------------------------------------
Total from Discontinued Operations                         86,207,380         44,522,487
                                                  --------------------------------------

                                                  --------------------------------------
                    TOTALS                            $ 1,543,810,795      $ 588,607,160
                                                  ======================================

The aggregate cost for federal income tax purposes was approximately $1,400,000.

                     THE NEWKIRK MASTER LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

                                                          Year ended    Year ended    Year ended
                                                         December 31,  December 31,  December 31,
                                                             2005          2004          2003
                                                         ------------  ------------  ------------
Real Estate
     Balance at beginning of year                         $1,578,182    $1,655,430    $1,716,568
     Additions during the year:
           Land and land estates                                  30         2,557         5,611
           Buildings and improvements                            256         4,538        45,077
                                                          ----------    ----------    ----------
                                                           1,578,468     1,662,525     1,767,256
     Less: Reclassification to discontinued operations
           and disposition of assets                         120,865        84,343       111,826
                                                          ----------    ----------    ----------
     Balance at end of year                               $1,457,603    $1,578,182    $1,655,430
                                                          ==========    ==========    ==========

Accumulated Depreciation
     Balance at beginning of year                         $  545,385       526,193       512,678
     Additions charged to operating expenses                  49,156        39,231        42,983
                                                          ----------    ----------    ----------
                                                             594,541       565,424       555,661
     Less: Reclassification to discontinued operations
           and disposition of assets                          50,456        20,039        29,468
                                                          ----------    ----------    ----------
     Balance at end of year                               $  544,085    $  545,385    $  526,193
                                                          ==========    ==========    ==========

                                  EXHIBIT INDEX

3.1       Amended and Restated Certificate of Limited Partnership of The Newkirk Master           *
          Limited Partnership

4.1       Amended and Restated Agreement of Limited Partnership of The Newkirk Master           (c)
          Limited Partnership dated as of November 7, 2005.

10.1      Advisory Agreement, dated as of November 7, 2005, by and between Newkirk Realty       (c)
          Trust, Inc., The Newkirk Master Limited Partnership and NKT Advisors LLC.

10.2      Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III,        (b)
          L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty
          Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr
          Associates LLC

10.3      Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited        (a)
          Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of
          America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets

10.4      Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master            (a)
          Limited Partnership in favor of KeyBank National Association

10.5      Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited        (a)
          Partnership in favor of KeyBank National Association

10.6      Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005,        (a)
          from The Newkirk Master Limited Partnership to KeyBank National Association

10.7      Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of          (a)
          August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National
          Association

10.8      Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated       (a)
          as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank
          National Association

10.9      Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master             (a)
          Limited Partnership to KeyBank National Association

10.10     Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited                (a)
          Partnership to KeyBank National Association with respect to the T-Two Loan

10.11     Amendment to the Letter Agreement among the Registrant, Apollo Real Estate            (b)
          Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors
          LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC,
          Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC

21        Subsidiaries of Registrant                                                              *

31.       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                *

32.       Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                *

* Filed herewith

(a) Incorporated by reference to Amendment No. 1 to Newkirk Realty Trust's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(b) Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust's Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(c) Incorporated by reference to Newkirk Realty Trust, Inc.'s Current Report on 8K filed November 15, 2005