Form 10-Q
period 2006-03-31
NEWKIRK MASTER LP
filed 2006-05-09
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 1-32662

THE NEWKIRK MASTER LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its certificate of incorporation)

Maryland	11-3636084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(617) 570-4600

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐   Accelerated filer   ☐  Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. 64,375,000 Limited Partnership Units Outstanding as of May 1, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS

Real estate investments:
Land	$46,553	$32,717
Land estates	47,785	43,997
Buildings and improvements	1,486,283	1,380,889

Total real estate investments	1,580,621	1,457,603

Less accumulated depreciation and amortization	(557,426)	(544,085)

Real estate investments, net	1,023,195	913,518

Real estate held for sale, net of accumulated depreciation of
$43,714 and $44,522	37,891	41,685

Cash and cash equivalents	131,056	174,816
Restricted cash	14,602	25,233
Real estate securities available for sale	6,417	5,194
Receivables (including $929 and $6,078 from related parties)	33,955	58,727
Deferred rental income receivable	20,143	21,246
Loans receivable	15,519	16,058
Equity investments in limited partnerships	7,563	13,846
Equity investment in joint venture	11,724	–
Deferred costs, net of accumulated amortization of
$20,952 and $17,677	13,568	8,771
Lease intangibles, net	3,958	–
Other assets (including $1,364 and $1,304 from related parties)	30,589	27,314
Other assets of discontinued operations	3,563	545

Total Assets	$1,353,743	$1,306,953

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes payable (including $15,880 and
$15,536 to a related party)	$209,360	$166,195
Note payable	580,294	593,463
Contract right mortgage note payable	11,397	11,128
Accrued interest payable (including $193 and $378
to a related party)	5,262	7,514
Accounts payable and accrued expenses	4,755	4,763
Below market lease intangibles, net	4,775	–
Distribution payable	25,750	17,381
Liabilities of discontinued operations	38,590	40,491

Total Liabilities	880,183	840,935

Contingencies

Minority interests	5,466	4,834
Partners' equity (64,375,000 limited partnership units
outstanding at March 31, 2006 and December 31, 2005)	468,094	461,184

Total Liabilities, Minority Interests and Equity	$1,353,743	$1,306,953

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except unit and per unit data)

	For the Three Months Ended

	March 31,

	2006	2005

Revenue:
Rental income	$59,590	$57,864
Interest and other income	4,224	784
Management fees	64	81

Total revenue	63,878	58,729

Expenses:
Interest (including $193 and $5,212 to
related parties, respectively)	13,033	18,421
Depreciation	11,732	8,205
Compensation expense for exclusivity rights	833	–
General and administrative (including $1,200 and $482
to a related party, respectively)	2,540	840
Operating	1,346	3
Impairment loss	–	2,200
Amortization	1,008	683
Ground rent	831	761
State and local taxes	846	271
Loss from disposal of real estate securities available for sale	21	–

Total expenses	32,190	31,384

Income from continuing operations before equity in income
from investments in limited partnerships and
and minority interest	31,688	27,345

Equity in income from investments in limited partnerships	464	755
Minority interest	(5,345)	(4,652)

Income from continuing operations	26,807	23,448

Discontinued operations:
(Loss) income before minority interest	(374)	3,082
Gain from disposal of real estate	–	600
Minority interest	–	1

(Loss) income from discontinued operations	(374)	3,683

Net income	$26,433	$27,131

Comprehensive income:
Net income	$26,433	$27,131
Unrealized gain on real estate securities available for sale	396	–
Unrealized gain on interest rate derivative	3,783	–

Comprehensive income	$30,612	$27,131

Per limited partnership unit data:
Income from continuing operations	$0.42	$0.49
(Loss) income from discontinued operations	(0.01)	0.08

Net income per limited partnership unit	$0.41	$0.57

Distributions per limited partnership unit	$0.40	$0.26

Weighted average limited partnership units	64,375,000	47,738,806

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
(In thousands)

	Limited Partnership Units	Partners’ Captial	Accumulated Other Comprehensive Income	Total Partners’ Equity

Balance at December 31, 2005	64,375	$460,020	$1,164	$461,184
Minority interest charge	–	2,048	–	2,048
Distributions	–	(25,750)	–	(25,750)
Net income	–	26,433	–	26,433
Other comprehensive income	–	–	4,179	4,179

Balance at March 31, 2006	64,375	$462,751	$5,343	$468,094

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended

	March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income
Adjustments to reconcile net income to net cash	$26,433	$27,131
provided by operating activities:
Amortization of deferred costs, land estates and lease intangibles	1,499	1,678
Amortization of loan discounts and origination costs	(9)	–
Depreciation expense	11,732	8,893
Loss from disposal of real estate securities available for sale	21	–
Gain from disposal of real estate	–	(600)
Compensation expense for exclusivity rights	833	–
Impairment loss	–	2,200
Minority interest expense	5,345	4,651
Straight-lining of rental income	1,370	1,346
Interest earned on restricted cash	(119)	(39)
Equity in undistributed earnings of limited partnerships	(255)	(587)

Changes in operating assets and liabilities:
Receivables	16,023	21,031
Loans receivable	547	470
Accounts payable and accrued expenses	(27)	(383)
Accrued interest-mortages and contract rights	(1,472)	(11,556)
Other assets	(3,266)	(77)

Net cash provided by operating activities	58,655	54,158

CASH FLOWS FROM INVESTING ACTIVITIES:

Land and building additions and improvements	(69,757)	(28)
Change in restricted cash	10,750	(2,000)
Deposits for future real estate acquisitions	(2,630)	–
Refund of deposits for real estate acquisitions	3,297	–
Lease intangible additions	805	–
Investments in debt securities	(53,616)	–
Proceeds from disposal of real estate securities available for sale	1,004	–
Proceeds from real estate held for sale	2,945	–
Purchase of real estate securities available for sale	(1,594)	–
Collection of loan receivable	12	–
Loan origination costs	(21)	–
Net proceeds from disposal of real estate	–	2,212
Leasing costs incurred	(800)	–
Cash related to previously unconsolidated limited partnerships	417	–
Investments in limited partnerships	–
Investment in joint venture	(639)	(10)
Return of capital from investment in joint venture	10,874	–

Net cash (used in) provided by investing activities	(98,953)	174

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of mortgage notes	(20,365)	(37,005)
Principal payments of notes payable	(13,169)	(1,620)
Principal payments of contract right mortgage notes	–	(2)
Proceeds from mortgage notes	18,305	–
Proceeds from line of credit	32,025	–
Distributions to partners	(17,381)	(12,313)
Limited partner buyouts	–	(2,041)
Distributions to minority interests	(2,665)	(1,983)
Deferred financing costs	(212)	–

Net cash used in financing activities	(3,462)	(54,964)

Net decrease in cash and cash equivalents	(43,760)	(632)

Cash and Cash Equivalents at Beginning of Period	174,816	21,317

Cash and Cash Equivalents at End of Period	$131,056	$20,685

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$660	$224

Cash paid for interest	$15,396	$29,082

Accrued distributions	$25,750	$–

Supplemental Information

On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000 to a joint venture. (See note 4)

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	ORGANIZATION AND BUSINESS

The Newkirk Master Limited Partnership (the “Partnership”) was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. On November 7, 2005 Newkirk Realty Trust, Inc. (“Newkirk”), a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”), became the sole general partner of the Partnership and acquired approximately 30.1% of the 64,375,000 outstanding units of the Partnership. As a result, the Partnership became the operating partnership in an umbrella partnership real estate investment trust structure. During the three months ended March 31, 2005, the general partner of the Partnership was MLP GP LLC, a Delaware limited liability company. The executive officers of Newkirk and management of MLP GP LLC are identical.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its controlled subsidiaries. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures, in which it does not have a controlling interest, using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Partnership’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates made by the Partnership include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and loans receivable and provisions for impairment of real estate. As a result of the nature of estimates made by the Partnership, actual results could differ.

Net Income per Unit

Net income per unit is computed by dividing net income by 64,375,000 and 47,738,806 weighted average units outstanding during the three months ended March 31, 2006 and 2005, respectively.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unit Split

On November 7, 2005, the Operating Partnership affected a 7.5801 to 1 unit split of the outstanding units. Partners’ equity activity for all periods presented has been restated to give retroactive recognition to the unit split. In addition, all references in the financial statements and notes to the consolidated financial statements, to weighted average limited partnership units and per limited partner unit amounts have been adjusted to give retroactive recognition to the unit split.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation due to the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

Recently Issued Accounting Standards and Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership.

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-Consolidation	Consolidated

Assets:

Cash	$–	$177
Land	–	1,028
Building, net	–	18,663
Equity investment in limited partnership	6,538	–
Deferred costs, net	–	334

	$6,538	$20,202

Liabilities:

Mortgage loan	$–	$13,664

	$–	$13,664

There have been no other new accounting standards or interpretations that have been issued that the Partnership has not yet adopted and that the Partnership believes will have a material impact on our consolidated financial statements upon adoption.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS AND FINANCINGS

Acquisitions

On January 18, 2006, the Partnership acquired an approximately 116,000 square foot office building in Bridgewater, New Jersey for a purchase price of approximately $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net rent during the current term is $1,397,000 per year through October 31, 2009 and $1,686,000 thereafter.

On January 26, 2006, the Partnership acquired an approximately 99,000 square foot 100% leased office building in Lisle, Illinois for a purchase price of approximately $15,250,000. Net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual base rent during the primary term commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by approximately $43,000 on each January 1 thereafter.

On March 7, 2006, the Partnership acquired two warehouse/distribution centers comprising 240,000 square feet for a purchase price of approximately $10,550,000. The properties are currently leased on a long-term basis to subsidiaries of Jacobson Companies, a leading third party warehousing company. One lease has a primary term expiring December 31, 2015 with annual base rent during the primary term of $450,000. The other lease has a primary term expiring December 31, 2014 with an annual base rent of approximately $331,000 through December 31, 2008 increasing to approximately $404,000 through December 31, 2014.

On March 29, 2006, the Partnership acquired a 639,000 square foot property located in Statesville, North Carolina for a purchase price of approximately $20,500,000. The property, which serves as a distribution facility, is currently leased to La-Z-Boy Greensboro Inc. and guaranteed by La-Z-Boy Incorporated. The lease has a primary term expiring April 30, 2010 with annual base rent during the primary term of approximately $1,649,000.

Financings

On February 10, 2006, the Partnership obtained a first mortgage loan from an unaffiliated third party, in the principal amount of $14,800,000 secured by the Partnership’s property located in Bridgewater, New Jersey. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. The Partnership received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

On March 6, 2006, NK-Marc CAA LLC, a joint venture which is consolidated by the Partnership, obtained a $3,500,000 loan from an unaffiliated third party. The loan bears interest at 6.5%, requires monthly payments of principal and interest of approximately $24,000 for 60 months and is scheduled to mature on March 1, 2011. The loan is secured by a first mortgage loan receivable owned by NK-Marc CAA LLC.

Dispositions

On March 14, 2006, the Partnership entered into an agreement to sell its Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property at September 29, 2006, the closing date.  The purchaser, RVI Group, is the residual value insurer with respect to the property.  As previously disclosed, Owens-Illinois has advised the Partnership that it will be vacating the property at the expiration of its lease term, September 30, 2006.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4	INVESTMENT IN JOINT VENTURE

On March 31, 2006, the Partnership and WRT Realty L.P. (“Winthrop”), entered into a 50%/50% joint venture agreement to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings LLC. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE:FUR) which owns a 6.8% indirect interest in the Partnership and is managed by an affiliate of NKT Advisors, LLC (“NKT Advisors”), the Partnership’s external advisor. The Partnership and Winthrop committed to invest up to $50,000,000 each in the joint venture. Prior to the admission of Winthrop, 111 Debt Holdings, LLC, was a wholly owned subsidiary of the Partnership, which, through its wholly owned subsidiary, 111 Debt Acquisition LLC, owned the following assets: (i) a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%, which was purchased on February 13, 2006 for $11,200,000; (ii) a $30,750,000 junior participation in a first mortgage secured by a 757,000 square foot office building in Dallas, Texas presently net leased to JP Morgan Chase and has an initial interest rate of 8.67% which was acquired on March 20, 2006, for a purchase price of $27,732,000; and (iii) a $3,309,000 participation interest in a $18,750,000 mezzanine loan and a $11,691,176 participation interest in a $66,500,000 mezzanine loan, which were purchased on March 13, 2006, both of which are secured by the ownership interests in entities owning fee title to retail stores net leased to Toys “R” Us, bears interest at a rate of LIBOR plus 175 basis points and mature on August 9, 2007, subject to three one year extensions. In addition, 111 Debt Acquisition LLC had debt of $32,025,000 encumbering such assets pursuant to a repurchase agreement with Column Financial Inc. Upon Winthrop’s admission to 111 Debt Holdings, LLC, Winthrop paid approximately $10,900,000, which represented 50% of the cost of the foregoing assets plus the interest accrued thereon, less the debt encumbering such assets.

On March 30, 2006, 111 Debt Acquisition LLC entered into a $300,000,000 repurchase agreement with Column Financial Inc. pursuant to which 111 Debt Acquisition LLC expects to leverage up to 75% of the assets held. It is further anticipated that the joint venture will enter into a second repurchase agreement enabling the joint venture to obtain an additional $200,000,000 in leverage. Accordingly, it is presently contemplated that the joint venture will acquire and originate up to an aggregate of approximately $600,000,000 in loan obligations secured, directly or indirectly, by real estate assets. Upon acquisition and origination of a sufficient level of loan obligations, the joint venture may form one or more collateral debt obligation pools.

Management of the joint venture is vested in an investment committee of the joint venture that consists of an equal number of members appointed by each of the Partnership and Winthrop with one additional member being appointed by the common management of the Partnership and Winthrop. All decisions affecting the business of the joint venture require the affirmative vote by three of the four members appointed by the Partnership and Winthrop.

The Partnership accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

2006

Balance, beginning of year	$–
Investment in joint venture	22,598
Return of capital from joint venture	(10,874)

Balance, March 31, 2006	$11,724

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4	INVESTMENT IN JOINT VENTURE (Continued)

The condensed balance sheet of the joint venture as of March 31, 2006 was as follows:

March 31, 2006

Cash and restricted cash	$1,139
Investment in debt securities	53,626
Other assets	514

Total assets	$55,279

Accounts payable and other liabilities	$156
Line of credit payable	32,025
Members’ equity	23,098

Total liabilities and members’ equity	$55,279

The joint venture commenced operations on March 31, 2006.

Note 5	EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

The equity investments in limited partnerships consists of the following (in thousands):

2006

Balance, beginning of year	$13,846
Equity in income of limited partnerships	464
Distributions from limited partnerships	(209)
Consolidation of previously unconsolidated
limited partnership	(6,538)

Balance, March 31, 2006	$7,563

The Partnership has paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Partnership’s investment over the underlying net assets of these limited partnerships of $3,700,000 and $5,100,000 as of March 31, 2006 and December 31, 2005, substantially all of which relates to the difference between the fair values at the date of acquisition of the partnership’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $23,000 and $32,000 for the three months ended March 31, 2006 and 2005.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5	EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

The limited partnerships condensed combined statements of operations for the three months ended March 31, 2006 and 2005 and condensed combined balance sheets as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

Condensed Combined Statements of Operations:

(Unaudited)	Three Months Ended March 31,

	2006	2005

Rental revenue and interest income	$5,210	$6,645
Interest expense	(1,964)	(2,576)
Administrative expenses	(12)	(9)
Depreciation expense	(723)	(872)
Amortization expense	(66)	(131)

Net income	$2,445	$3,057

Condensed Combined Balance Sheets:

(Unaudited)	March 31, 2006	December 31, 2005

Cash	$467	$1,744
Real estate, net	64,022	81,043
Other assets	6,308	2,928

Total assets	$70,797	$85,715

Accounts payable and other liabilities	$2,622	$1,436
Mortgages payable	82,044	96,238
Partners’deficit	(13,869)	(11,959)

Total liabilities and partners’ deficit	$70,797	$85,715

Note 6	VARIABLE INTEREST ENTITIES

Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Partnership evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Partnership determining that its loans and joint venture interests were potential variable interests. For each of these investments, the Partnership has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and their rights are not capped and, (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2006, the Partnership has identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”).

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6	VARIABLE INTEREST ENTITIES (Continued)

The Partnership has loaned approximately $5,300,000 to Camfex as of March 31, 2006. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will increase Camfex’s expected losses, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of $31,590,000 at March 31, 2006. Camfex has additional mortgage debt of $28,800,000 as of March 31, 2006. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. For all other loans and investments, the Partnership has determined they are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE

Mortgage Notes Payable

The Partnership, excluding discontinued operations, had outstanding mortgage notes payable with an aggregate principal balance of $209,360,000 and $166,195,000 at March 31, 2006 and December 31, 2005, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross-collateralized.

The mortgage notes mature at various dates from 2006 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 5.0% to 10.25%, with a weighted average interest rate of 5.7% at March 31, 2006. Interest rates on the mortgages ranged from 5.0% to 9.9% with a weighted average interest rate of 6.1% at December 31, 2005.

Note Payable

In August 2005, the Partnership refinanced its then existing loan with Bank of America with a new loan from KeyBank National Association and Bank of America, N.A. The new loan had an outstanding principal balance of $580,294,000 and $593,463,000 at March 31, 2006 and December 31, 2005, respectively, and bears interest at the election of the Partnership at a rate equal to either (i) the LIBOR Rate plus 175 basis points or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and will require monthly payments of interest only. In addition, the loan requires quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods. The Partnership is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on the Partnership’s assets and the assets of the Partnership’s subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Partnership or the Partnership’s subsidiaries. The Partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan contains customary financial and other covenants.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE (Continued)

Note Payable (Continued)

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

Contract Right Mortgage Note Payable

The Partnership has one contract right mortgage note payable with a principal balance of $11,397,000 and $11,128,000 at March 31, 2006 and December 31, 2005, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2009.

Note 8	RELATED PARTY TRANSACTIONS

Winthrop Realty Partners L.P. (“WRP”) performed asset management, investor relations and administrative services for the Partnership and received a fee of $482,000 for the three months ended March 31, 2005. Effective November 7, 2005, NKT Advisors performs the asset management, investor relations and administrative services for the Partnership previously provided by WRP.

For providing such services, NKT Advisors receives an annual base management fee which is payable quarterly in arrears in cash. The annual base management fee is equal to the greater of (A) $4,800,000 or (B) 1.5% per annum of equity as defined.

In addition, NKT Advisors is entitled to receive incentive management fees each fiscal quarter, payable quarterly in arrears, in an annual amount equal to: 20% of the amount by which adjusted funds from operations for the Partnership, before incentive management fees exceeds certain hurdle amounts as defined in the agreement.

NKT Advisors received a base management fee of $1,200,000 for the three months ended March 31, 2006. No incentive management fee was earned during the period.

The first $4,200,000 (subject to an annual consumer price index increase) in base management fees per annum will be paid by NKT Advisors to WRP for services to the Partnership that NKT Advisors subcontracts to WRP.

The Partnership provides certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Partnership earned $64,000 and $81,000 of management fees for these services for the three months ended March 31, 2006 and 2005, respectively. The Partnership had receivables for management fees of $877,000 and $894,000 due from these partnerships at March 31, 2006 and December 31, 2005, respectively.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, three first mortgage loans encumbering three Partnership properties and one other property controlled by an affiliate. The Partnership’s ownership interest, net of discount, amounted to $10,595,000 and $10,493,000 at March 31, 2006 and December 31, 2005, respectively, and the Partnership earned interest income of $400,000 for the three months ended March 31, 2006 and 2005, respectively, related to this ownership interest.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8	RELATED PARTY TRANSACTIONS (Continued)

An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $16,073,000 and $15,914,000 at March 31, 2006 and December 31, 2005, respectively. Included in interest expense is $200,000 related to this second mortgage payable for the three months ended March 31, 2006 and 2005, respectively.

In August 2005, WRP loaned $200,000 to a partnership in which the Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006. Interest paid on this loan during the first quarter of 2006 was approximately $9,000.

Note 9	CONTINGENCIES AND IMPAIRMENTS

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

The Partnership received a notice dated August 30, 2005 from Albertson’s, Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson’s, Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. The Partnership recorded an impairment loss of $550,000 on this property during the third quarter of 2005. The operations of the property were placed into discontinued operations effective August 30, 2005. The Partnership has rejected this offer and the operations of this property were placed back into continuing operations effective January 1, 2006.

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations. At March 31, 2006 the Partnership’s office property located in Toledo, Ohio was included in discontinued operations.

Discontinued operations for the three months ended March 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005

Revenue	$499	$5,599

Expenses	(873)	(2,517)
Gain from disposal of real estate	–	600
Minority interest	–	1

(Loss) income from discontinued operations	$(374)	$3,683

Expenses include interest expense to related parties of $0 and $544 for the three months ended March 31, 2006 and 2005, respectively.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Other assets of discontinued operations at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Receivables	$3,342	$213
Other assets	221	332

	$3,563	$545

Liabilities of discontinued operations at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage notes and accrued interest payable	$38,586	$40,491
Other liabilities	4	–

	$38,590	$40,491

Note 11	SUBSEQUENT EVENTS

On April 3, 2006, the Partnership entered into a letter of intent to sell 50 of its retail properties that are leased to Albertson's Inc. to Kimco Realty Corporation and Schottenstein Stores Corporation for a gross purchase price of $160,000,000. The sale is subject to a number of conditions including buyers' due diligence review of the properties and the consummation by buyers of their acquisition of certain assets of Albertson's Inc. It is expected that the transaction will be consummated, if at all, during the third quarter of 2006. The results of operations of these properties have been included in continuing operations for all periods presented as the Partnership did not meet all of the criteria of SFAS 144 as real estate held for sale as of March 31, 2006. The Partnership had not actively marketed these properties for sale prior to being contacted by the prospective purchasers and has not committed to a plan to dispose of these assets if the transaction is not consummated.

On April 7, 2006, the Partnership entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000,000, subject to increase up to $100,000,000. The revolving credit line was contemplated by the existing loan arrangement between the Partnership and KeyBank National Association and Bank of America N.A. The revolving credit facility matures April 7, 2009 with the option on the part of the Partnership to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Partnership’s leverage ratio ranging from LIBOR plus 1.35% to LIBOR plus 2.00%. In addition, the Partnership is required to pay a 12.5 or 25 basis point fee on the unused portion of the line, depending on the amount borrowed.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), the Partnership would be required to make a principal payment to the extent of such excess. The Partnership may prepay and reborrow amounts prepaid under the credit line.

The revolving credit line is fully recourse to the Partnership and Newkirk has guaranteed the Partnership’s obligations under the revolving credit line.

On April 26, 2006, the Partnership acquired a 226,000 square foot office building located in Rochester, New York for a purchase price of $26,400,000. The property is currently leased through 2014 to The Frontier Corporation, a communications company. The annual net rent payable at the property is $2,567,000 through December 31, 2007, increasing to $2,624,000 per annum through 2014. Upon expiration of the current lease term, the tenant has two, five-year renewal options each at an annual rental equal to the greater of market value or the current rent amount.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11	SUBSEQUENT EVENTS (Continued)

On May 5, 2006, the Partnership obtained a $10,450,000 loan from an unaffiliated third party lender, which is secured by the Partnership’s property located at 850-950 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.26%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $9,463,289.

On May 5, 2006, the Partnership acquired an approximately 95,500 square foot office building in Rockway, New Jersey for a purchase price of approximately $22,000,000. The Partnership partially satisfied the purchase price with the assumption of the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,458.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Forward Looking Statements” and “Item 1. Business —Risk Factors.” For these statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Partnership’s unaudited consolidated financial statements for the three months ended March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

We are a Delaware limited partnership engaged in the business of owning commercial properties, most of which are currently net-leased to investment grade corporate tenants. In addition to our ownership of real properties, we also own other real estate assets.

On November 7, 2005 Newkirk Realty Trust, Inc. (“Newkirk”), a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”), became our sole general partner and acquired approximately 30.1% of our 64,375,000 outstanding units. As a result, the Partnership became the operating partnership in an umbrella partnership real estate investment trust structure.

At March 31, 2006, our primary assets were our interests in 210 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also held a 50% interest in a joint venture formed to acquire and originate loans secured, directly and indirectly, by real estate assets, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services to other real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

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

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Our strategy for our existing properties will be to manage our properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon expiration of a property’s lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease the property on a net lease basis, we will either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions we may elect to retain non-net leased properties so as to maximize returns. In this regard, since November 7, 2005, the date on which Newkirk became our general partner, we have re-leased, renewed or sold approximately 2,458,000 square feet.

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

In addition to the strategy related to our existing properties, we intend to employ our cash reserves, as well as proceeds from future debt or equity financing and a portion of our cash flow from operations and property sales to engage in significantly more acquisition and investment activity than we historically have conducted. We will look to:

o	acquire individual net leased properties and portfolios of net leased properties;

o	complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

o	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

o	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

o	acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

o	participate in development projects relating to net lease properties; and

o	explore investment opportunities in non-domestic markets.

o	where opportunity arises, we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets.

o	refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

Financings

o	On February 10, 2006, we obtained a first mortgage loan from an unaffiliated third party, in the principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. See “Property Acquisitions and Other Investments” below. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of approximately $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

o	On March 6, 2006, NK-Marc CAA LLC, a joint venture which is consolidated with us, obtained a $3,500,000 loan from an unaffiliated third party. The loan bears interest at 6.5%, requires monthly payments of principal and interest of approximately $24,000 for 60 months and is scheduled to mature on March 1, 2011. The loan is secured by a first mortgage loan receivable owned by NK-Marc CAA LLC.

o	On April 7, 2006, we entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000,000, subject to increase up to $100,000,000. The revolving credit line was contemplated by the existing loan arrangement between us and KeyBank National Association and Bank of America N.A. The revolving credit facility matures April 7, 2009 with the option to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on our leverage ratio ranging from LIBOR plus 1.35% to LIBOR plus 2.00%. In addition, we are required to pay a 12.5 or 25 basis point fee on the unused portion of the line, depending on the amount borrowed.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), we would be required to make a principal payment to the extent of such excess. We may prepay and reborrow amounts prepaid under the credit line.

The revolving credit line is fully recourse to us and Newkirk has guaranteed our obligations under the revolving credit line.

o	On May 5, 2006, we obtained a $10,450,000 loan from an unaffiliated third party lender, which is secured by our property located at 850-950 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.26%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $9,463,289.

Property Sales

o	On March 14, 2006, we entered into an agreement to sell our Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property at September 29, 2006, the closing date. The purchaser, RVI Group, is the residual value insurer with respect to the property. As previously disclosed, Owens-Illinois has advised us that it will be vacating the property at the expiration of its lease term, September 30, 2006.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments (Continued)

Property Sales (Continued)

o	On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties that are leased to Albertson's Inc. to Kimco Realty Corporation and Schottenstein Stores Corporation for a gross purchase price of $160,000,000. The sale is subject to a number of conditions including buyers' due diligence review of the properties and the consummation by buyers of their acquisition of certain assets of Albertson's Inc. It is expected that the transaction will be consummated, if at all, during the third quarter of 2006. The results of operations of these properties have been included in continuing operations for all periods presented as we did not meet all of the criteria of SFAS 144 as real estate held for sale as of March 31, 2006. We had not actively marketed these properties for sale prior to being contacted by the prospective purchasers and have not committed to a plan to dispose of these assets if the transaction is not consummated.

Property Acquisitions and Other Investments

o	On January 18, 2006, we acquired an approximately 116,000 square foot office building in Bridgewater, New Jersey for a purchase price of approximately $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

o	On January 26, 2006, we acquired an approximately 99,000 square foot 100% leased office building in Lisle, Illinois for a purchase price of approximately $15,250,000. Net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual lease rent commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by $43,000 on each January 1 thereafter.

o	On March 7, 2006, we acquired two warehouse/distribution centers comprising 240,000 square feet for a purchase price of approximately $10,550,000. The properties are currently leased on a long-term basis to subsidiaries of Jacobson Companies, a leading third party warehousing company. One lease has a primary term expiring December 31, 2015 with annual base rent during the primary term of $450,000. The other lease has a primary term expiring December 31, 2014 with an annual base rent of approximately $331,000 through December 31, 2008 increasing to approximately $404,000 through December 31, 2014.

o	On March 29 2006, we acquired a 639,000 square foot property located in Statesville, North Carolina for a purchase price of approximately $20,500,000. The property, which serves as a distribution facility, is currently leased to La-Z-Boy Greensboro Inc. and guaranteed by La-Z-Boy Incorporated. The lease has a primary term expiring April 30, 2010 with annual base rent during the primary term of approximately $1,649,000.

o	At March 31, 2006, we owned securities in publicly traded net lease REITs and partnerships for an aggregate cost of approximately $5,800,000.

o	On April 26, 2006, we acquired a 226,000 square foot office building located in Rochester, New York for a purchase price of $26,400,000. The property is currently leased through 2014 to The Frontier Corporation, a communications company. The annual net rent payable at the property is $2,567,000 through December 31, 2007, increasing to $2,624,000 per annum through 2014. Upon expiration of the current lease term, the tenant has two, five-year renewal options each at an annual rental equal to the greater of market value or the current rent amount.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments (Continued)

Property Acquisitions and Other Investments(Continued)

o	On May 5, 2006, we acquired an approximately 95,500 square foot office building in Rockway, New Jersey for a purchase price of approximately $22,000,000. We partially satisfied the purchase price with the assumption of the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,458

Leasing

o	As of April 15, 2006, our properties were 96.9% leased.

o	During the first quarter, we executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by the Operating Partnership, is required to provide the tenant with $21.5 million in tenant improvement allowances and rent concessions over the next forty months. Raytheon retained its renewal option for the remaining 37% of the space pursuant to its original lease.

o	During the first quarter, excluding the transaction with Raytheon Company described above, four tenants representing leases at four properties containing approximately 933,000 square feet exercised their renewal option.

o	During that same period, excluding the property located in Toledo, Ohio discussed under Property Sales above, one tenant representing a lease at one property containing approximately 42,000 square feet notified us that they would not exercise their renewal option. We are currently marketing this property for lease.

o	During the first quarter, two properties containing approximately 89,000 square feet have been fully leased, and one property has been partially leased to an approximately 8,000 square foot tenant.

Joint Venture Investment

o	On February 13, 2006, we acquired a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%.

o	On March 13, 2006, we acquired a $3,309,000 participation interest in a $18,750,000 mezzanine loan and a $11,691,000 participation interest in a $66,500,000 mezzanine loan. The loans underlying both participation interests are secured by the ownership interests in entities owning fee title to retail stores net leased to Toys “R” Us, bear interest at a rate of LIBOR plus 175 basis points and mature on August 9, 2007, subject to three one year extensions.

o	On March 20, 2006, we acquired a $30,750,000 B Note secured by a 757,000 square foot office building in Dallas, Texas presently net leased to JP Morgan Chase and has an initial interest rate of 8.67% for a purchase price of $27,732,000.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments (Continued)

Joint Venture Investment (Continued)

o	On March 30 2006, we entered into a $300,000,000 repurchase agreement with Column Financial Inc. and effectively leveraged $32,025,000 of our Toys “R” Us loans and JP Morgan B Note at that time.

o	On March 31, 2006, we formed together with a wholly owned subsidiary of Winthrop Realty Trust a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets and contributed the foregoing loan assets to such joint venture.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to those policies during 2006.

Recently Issued Accounting Standards

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership.

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

Assets:	Pre-Consolidation	Consolidated

Cash	$–	$177
Land	–	1,028
Building, net	–	18,663
Equity investment in limited partnership	6,538	–
Deferred costs, net	–	334

	$6,538	$20,202

Liabilities:
Mortgage loan	$–	$13,664

	$–	$13,664

There have been no other new accounting standards or interpretations that have been issued that we have not yet adopted that we believe will have a material impact on our consolidated financial statements upon adoption.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Income from Continuing Operations

Income from continuing operations increased by $3,359,000 to $26,807,000 for the three months ended March 31, 2006 from $23,448,000 for the three months ended March 31, 2005.

Rental Income

Rental income increased by $1,726,000 or 3.0% to $59,590,000 for the three months ended March 31, 2006 from $57,864,000 for the three months ended March 31, 2005. The increase was due to rental income of approximately $900,000 from new acquisitions and approximately $2,400,000 of rental income from previously unconsolidated entities. The increase was partially offset by a decrease in the amount received for rent relating to a settlement with Kmart of approximately $1,200,000. The increase was also partially offset due to vacancies of certain properties previously leased to Albertsons Inc. which became vacant on December 31, 2005 and by a decrease due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates. Leased square footage increased from approximately 96.5% at December 31, 2005 to approximately 96.9% at March 31, 2006.

Interest and Other Income

Interest income increased by $3,440,000 or approximately 438.8% to $4,224,000 for the three months ended March 31, 2006 from $784,000 for the three months ended March 31, 2005. The increase was primarily the result of higher cash balances due to Newkirk’s becoming our general partner. In addition, we recognized approximately $1,900,000 of interest from loans receivable.

Management Fee Income

Management fee income decreased by $17,000 or approximately 21.0% to $64,000 for the three months ended March 31, 2006 from $81,000 for the three months ended March 31, 2005. The decrease is attributable to fewer properties under management resulting from the sale of three properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $5,388,000 or approximately 29.2% to $13,033,000 for the three months ended March 31, 2006 compared to $18,421,000 for the three months ended March 31, 2005. The decrease was primarily due to loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing.

Depreciation

Depreciation expense increased by $3,527,000 or approximately 43.0% to $11,732,000 for the three months ended March 31, 2006 compared to $8,205,000 for the three months ended March 31, 2005. The increase is primarily attributable to the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties’ useful lives.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expense

General and administrative expense increased by $1,700,000 to $2,540,000 for the three months ended March 31, 2006 from $840,000 for the three months ended March 31, 2005. This increase was primarily due to an increase in management fee expense of $718,000 and an increase in general and administrative expense resulting from our umbrella partnership REIT (“UPREIT”) structure.

Operating Expenses

Operating expenses increased to $1,346,000 for the three months ended March 31, 2006 from $3,000 for the three months ended March 31, 2005. This increase was primarily the result of the consolidation of a non-net leased property and acquisition of three leased properties under which we are required to bear certain operating costs.

Impairment Loss

An impairment loss by $2,200,000 was recorded during the three months ended March 31, 2005 relating to a property located in Evanston, Wyoming.

Amortization Expense

Amortization expense increased by $325,000 or 47.6% to $1,008,000 for the three months ended March 31, 2006 compared to $683,000 for the three months ended March 31, 2005. The consolidation of previously unconsolidated entities increased amortization expense by approximately $262,000. The increase was also due to amortization of approximately $51,000 of lease intangibles on acquisitions during the three months ended March 31, 2006.

Ground Rent

Ground rent expense increased by $70,000 or approximately 9.2% to $831,000 for the three months ended March 31, 2006 compared to $761,000 for the three months ended March 31, 2005. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense increased by $575,000 or approximately 212.2% to $846,000 for the three months ended March 31, 2006 compared to $271,000 for the three months ended March 31, 2005. The increase is primarily due to a new entity level tax in the state of Kentucky. Also, additional state tax obligations have been incurred due to our UPREIT structure.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships decreased by $291,000 or approximately 38.5% to $464,000 for the three months ended March 31, 2006 compared to $755,000 for the three months ended March 31, 2005. The decrease is primarily the result of the consolidation of Sunset Park West in accordance with EITF 04-05.

Minority Interest Expense

Minority interest expense increased by $693,000 or approximately 14.9% to $5,345,000 for the three months ended March 31, 2006 compared to $4,652,000 for the three months ended March 31, 2005. The increase was the result of higher earnings at the non-wholly owned consolidated properties and the consolidation of a previously unconsolidated entity.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Discontinued Operations

Included in discontinued operations are the operations attributed to our property located in Toledo, Ohio. We have received notice that the tenant will not renew its lease. While we will attempt to sell or re-lease the property, there is a substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that we will lose this property through foreclosure in 2006.

During the three months ended March 31, 2005, we sold one property for a net sale price of approximately $2,200,000. We recognized a net gain on disposal of this property of $600,000.

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

Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of March 31, 2006, nine properties were not subject to leases, representing approximately 3.1% of our total square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all distribution payments in accordance with Newkirk’s requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives will provide the necessary capital required for our investment activities.

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

Cash Flows

We had cash and cash equivalents of $131,056,000 at March 31, 2006.

Our level of liquidity based upon cash and cash equivalents decreased by approximately $43,760,000 during the three months ended March 31, 2006. The decrease resulted from $98,953,000 of cash used in our investing activities and $3,462,000 of cash used in our financing activities, which was partially offset by $58,655,000 of cash provided by our operating activities.

Cash provided by operating activities of $58,655,000 was comprised of: (i) net income of $26,433,000; (ii) adjustments for non-cash items of $20,417,000, and (iii) a net positive change in operating assets and liabilities of $11,805,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $13,222,000; (ii) minority interest of $5,345,000; (iii) compensation expense related to the exclusivity rights of $833,000; (iv) the effect of straight-lining of rental income of $1,370,000; and (v) loss from disposal of real estate securities available for sale of $21,000, partially offset by: (i) interest earned on restricted cash of $119,000 and (ii) equity in net income of partially-owned entities of $255,000. See Results of Operations above for additional details on our operations.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash used in our investing activities consisted of: (i) $69,757,000 of new land and building acquisitions and improvements to our existing properties; (ii) purchases of various real estate securities of $1,594,000; (iii) costs to obtain new leases of $800,000; (iv) investment in joint venture of $639,000; (v) costs incurred to originate a loan of $21,000; (vi) deposits for future real estate acquisitions of $2,630,000; and (vii) investments in debt securities of $53,616,000 which were subsequently contributed to a joint venture on March 31, 2006. Cash provided by investing activities consisted of: (i) a change in restricted cash of $10,750,000; (ii) $1,004,000 in proceeds from the disposal of real estate securities available for sale; (iii) deposits used in the acquisition of land and buildings of $3,297,000; (iv) $12,000 in collections of loans receivable; (v) $417,000 of cash related to previously unconsolidated entities; (vi) $805,000 of lease intangible additions which were mainly related to below market leases; (vii) proceeds from real estate held for sale of $2,945,000; and (viii) a return of capital from an investment in joint venture of $10,874,000.

During the three months ended March 31, 2006 our financing activities used cash primarily for: (i) principal payment on mortgage notes of $20,365,000, (ii) principal payments on notes payable of $13,169,000, (iii) $17,381,000 of distributions made to our unitholders; (iv) distributions to minority interest of $2,665,000; and (v) financing costs of $212,000. Cash provided by financing activities consisted primarily of: (i) $18,305,000 of proceeds from mortgage notes and (ii) $32,025,000 of proceeds from a line of credit. The line of credit was contributed to a joint venture on March 31, 2006.

Distributions

During the three months ended March 31, 2006, we paid distributions of $17,381,000 ($0.27 per unit on a post-split basis).

In March 2006, we declared a distribution of $25,750,000 ($0.40 per unit) which was paid on April 14, 2006 to the holders of record as of March 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement as as of March 31, 2006.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We incurred approximately $4,800,000 of these expenditures during the three months ended March 31, 2006. Future expenditures are expected to be funded from operating cash flows or borrowings.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted Funds From Operations

We compute funds from operations (“FFO”) as shown in the calculation below. Funds from operations is a non-GAAP financial measure which represents "funds from operations" as defined by NAREIT. NAREIT defines funds from operations as net income, computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We have also reported our adjusted FFO (“AFFO”) as adjusted for the non-cash charge incurred in connection with the issuance of shares to Winthrop Realty Trust in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by senior management. We consider AFFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. AFFO can also facilitate a comparison of current operating performance among REITs. AFFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

The following presents a reconciliation of our net income to our adjusted funds from operations for the three months ended March 31, 2006 and 2005 (in thousands):

	For the three months ended March 31,

	2006	2005

Net income	$26,433	$27,131
Plus:
Real estate depreciation	11,732	8,893
Amortization of capitalized leasing expenses	148	–

Real estate depreciation of unconsolidated interests	198	300

Less: Minority interest share of real estate depreciation	(575)	(555)
Gain from disposal of real estate	–	(600)

Funds from operations	37,936	35,169

Add: Compensation expense incurred for exclusivity rights	833	–

Adjusted funds from operations	$38,769	$35,169

Adjusted funds from operations includes adjusted funds from continuing operations of $39,143 and $31,398 for the three months ended March 31, 2006 and 2005, respectively and adjusted funds (used in) from discontinued operations of ($374) and $3,771 for the three months ended March 31, 2006 and 2005, respectively.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2006, we had one loan which had a variable interest rate. The loan, which had an outstanding balance of $580,294,000 at March 31, 2006, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank’s prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (4.83% at March 31, 2006) would have on interest expense based upon the balance of the variable rate loan at March 31, 2006, and assuming increases in the LIBOR rate up to the 5.0% maximum rate (based on the terms of the interest rate cap).

Change in LIBOR .17%

(in thousands)
Additional interest expense	$562

Any additional increase in LIBOR above the 5.0% maximum rate would result in approximately $353,000 of additional interest expense per 1.0% increase in LIBOR.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Newkirk, as well as other key members of Newkirk’s management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Newkirk’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006

THE NEWKIRK MASTER LIMITED PARTNERSHIP

By:	Newkirk Realty Trust, Inc., its General Partner

By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/s/ Michael L. Ashner	Chief Executive Officer of the General Partner of the Registrant	May 9, 2006

Michael L. Ashner

By:	/s/ Thomas Staples	Chief Financial Officer of the General Partner of the Registrant	May 9, 2006

Thomas Staples

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Limited Partnership of The Newkirk Master Limited Partnership	(d)

4.1	Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005.	(c)

10.1	Advisory Agreement, dated as of November 7, 2005, by and between Newkirk Realty Trust, Inc., The Newkirk Master Limited Partnership and NKT Advisors LLC.	(c)

10.2	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC
(b)

10.3	Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets
(a)

10.4	Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master Limited Partnership in favor of KeyBank National Association	(a)

10.5	Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited Partnership in favor of KeyBank National Association	(a)

10.6	Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.7	Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.8	Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.9	Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.10	Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association with respect to the T-Two Loan	(a)

10.11	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC
(b)

10.26	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(e)

10.27	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(e)

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2006

10.28	Loan Agreement, dated as of April 7, 2006, between The Newkirk Master Limited Partnership and KeyBank, National Association	(f)

10.29	Guaranty from Newkirk Realty Trust, Inc. in favor of KeyBank, National Association	(f)

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

(a)	Incorporated by reference to Amendment No. 1 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(b)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(c)	Incorporated by reference to Newkirk Realty Trust, Inc.’s Current Report on 8K filed November 15, 2005

(d)	Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006

(f)	Incorporated by reference to the Partnership's Current Report on 8K filed April 12, 2006