Form 10-Q
period 2006-06-30
NEWKIRK MASTER LP
filed 2006-08-09
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 0-50268

THE NEWKIRK MASTER LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	11-3636084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(617) 570-4600

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

Large Accelerated Filer ☐   Accelerated filer   ☑  Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. 64,415,240 Limited Partnership Units Outstanding as of August 1, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Real estate investments:
Land	$49,124	$32,717
Land estates	45,902	43,997
Buildings and improvements	1,413,266	1,380,889

Total real estate investments	1,508,292	1,457,603
Less accumulated depreciation and amortization	(520,174)	(544,085)

Real estate investments, net	988,118	913,518

Real estate held for sale, net of accumulated depreciation of $98,964 and $44,522	130,003	41,685

Cash and cash equivalents	48,605	174,816
Restricted cash	15,444	25,233
Real estate securities available for sale	10,045	5,194
Receivables (including $1,024 and $6,078 from related parties)	51,577	58,727
Deferred rental income receivable	22,463	21,246
Loans receivable	14,974	16,058
Equity investments in limited partnerships	8,636	13,846
Equity investment in joint venture	33,952	–
Deferred costs, net of accumulated amortization of $21,471 and $17,677	11,826	8,771
Lease intangibles, net	14,038	–
Other assets (including $1,418 and $1,304 from related parties)	31,612	27,314
Other assets of discontinued operations	10,319	545

Total Assets	$1,391,612	$1,306,953

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes payable (including $15,880 and $15,536 to a related party)	$232,868	$166,195
Note payable	557,065	593,463
Contract right mortgage note payable	11,667	11,128
Accrued interest payable (including $386 and $378 to a related party)	5,518	7,514
Accounts payable and accrued expenses	4,922	4,763
Below market lease intangibles, net	12,916	–
Distribution payable	25,766	17,381
Liabilities of discontinued operations	58,164	40,491

Total Liabilities	908,886	840,935

Commitments and contingencies

Minority interests	7,298	4,834
Partners' equity 64,415,240 and 64,375,000 limited partnership units
outstanding at June 30, 2006 and December 31, 2005, respectively	475,428	461,184

Total Liabilities, Minority Interests and Equity	$1,391,612	$1,306,953

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except unit and per unit data)

	For the Three Months Ended		For the Six Months Ended

	June 30,		June 30,

	2006	2005	2006	2005

Revenue:
Rental income	$55,761	$51,055	$109,532	$102,960
Interest and other income	2,868	767	7,071	1,551
Management fees	60	78	124	159

Total revenue	58,689	51,900	116,727	104,670

Expenses:
Interest	13,330	17,571	26,019	34,767
Depreciation	11,287	7,404	22,256	14,849
Compensation expense for exclusivity rights	833	–	1,667	–
General and administrative	2,489	986	5,018	1,830
Operating	1,652	236	2,984	223
Impairment loss	–	14,754	–	16,954
Amortization	1,298	655	2,286	1,313
Ground rent	577	528	1,166	1,043
State and local taxes	339	807	1,181	1,077

Total expenses	31,805	42,941	62,577	72,056

Income from continuing operations before other income (expense)	26,884	8,959	54,150	32,615
Other income (expense):
Equity in income from investments in limited partnerships and joint ventures	1,245	766	1,709	1,521
Gain on sale of securities	109	–	88	–
Minority interest	(5,346)	(4,660)	(10,692)	(9,312)

Income from continuing operations	22,892	5,065	45,255	24,824

Discontinued operations:
Income before minority interest	4,518	5,866	8,588	12,637
Gain from disposal of real estate	–	1	–	601
Impairment loss	–	(12,211)	–	(12,211)
Minority interest	–	7	–	8

Income (loss) from discontinued operations	4,518	(6,337)	8,588	1,035

Net income (loss)	$27,410	$(1,272)	$53,843	$25,859

Comprehensive income:
Net income (loss)	$27,410	$(1,272)	$53,843	$25,859
Unrealized loss on real estate securities available for sale	(455)	–	(96)	–
Unrealized gain on interest rate derivative	2,917	–	6,700	–

Comprehensive income (loss)	$29,872	$(1,272)	$60,447	$25,859

Per limited partnership unit data:
Income from continuing operations	$0.36	$0.10	$0.71	$0.52
Income (loss) from discontinued operations	0.07	(0.13)	0.13	0.02

Net income (loss) per limited partnership unit	$0.43	$(0.03)	$0.84	$0.54

Distributions per limited partnership unit	$0.40	$0.26	$0.80	$0.52

Weighted average limited partnership units	64,388,265	47,500,166	64,381,669	47,618,827

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED June 30, 2006
(Unaudited)
(In thousands)

	Limited Partnership Units	Partners’ Captial	Accumulated Other Comprehensive Income	Total Partners’ Equity

Balance at December 31, 2005	64,375	$460,020	$1,164	$461,184
Equity Contributions	40	695	–	695
Minority interest charge	–	4,618	–	4,618
Distributions	–	(51,516)	–	(51,516)
Net income	–	53,843	–	53,843
Other comprehensive income	–	–	6,604	6,604

Balance at June 30, 2006	64,415	$467,660	$7,768	$475,428

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except supplemental information)

	For the Six Months Ended

	June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$53,843	$25,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs, land estates and in-place lease intangibles	3,258	3,829
Amortization of loan discounts	(10)	–
Depreciation expense	23,046	18,100
Gain from disposal of real estate securities available for sale	(88)	–
Gain from disposal of real estate	–	(601)
Net loss from early extinguishment of debt	–	101
Compensation expense for exclusivity rights	1,667	–
Impairment loss	–	29,165
Minority interest expense	10,692	9,304
Straight-lining of rental income	2,426	2,619
Interest earned on restricted cash	(335)	(39)
Equity in undistributed earnings of limited partnerships and joint venture	(1,500)	(1,314)

Changes in operating assets and liabilities:
Receivables	(7,427)	(1,042)
Loans receivable	1,071	941
Accounts payable and accrued expenses	217	(797)
Accrued interest-mortages and contract rights	(946)	(11,482)
Other assets	(4,170)	324

Net cash provided by operating activities	81,744	74,967

CASH FLOWS FROM INVESTING ACTIVITIES:

Land and building additions and improvements	(127,268)	(144)
Change in restricted cash	10,124	(3,000)
Deposits for future real estate acquisitions	(2,630)	–
Refund of deposits for real estate acquisitions	4,699	–
Investments in debt securities	(53,616)	–
Proceeds from disposal of real estate securities available for sale	1,379	–
Proceeds from real estate available for sale	5,891	–
Purchase of real estate securities available for sale	(5,980)	–
Collection of loan receivable	32	–
Loan origination costs	(21)	–
Net proceeds from disposal of real estate	–	3,120
Leasing costs incurred	(871)	–
Cash related to previously unconsolidated limited partnerships	419	–
Investments in limited partnerships	(1,061)	(45)
Investment in joint venture	(22,116)	–
Return of capital from investment in joint venture	10,874	–

Net cash used in investing activities	(180,145)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of mortgage notes	(25,355)	(49,709)
Principal payments of notes payable	(15,044)	(1,879)
Principal payments of contract right mortgage notes	–	(469)
Proceeds from mortgage notes	28,755	–
Proceeds from line of credit	32,025	–
Distributions to partners	(43,131)	(24,846)
Limited partner buyouts	–	(2,042)
Distributions to minority interests	(3,367)	(3,191)
Deferred financing costs	(1,693)	(8)

Net cash used in financing activities	(27,810)	(82,144)

Net decrease in cash and cash equivalents	(126,211)	(7,246)
Cash and Cash Equivalents at Beginning of Period	174,816	21,317

Cash and Cash Equivalents at End of Period	$48,605	$14,071

Supplemental Disclosure of Cash Flow Information:

Cash paid for state and local taxes	$1,454	$1,298

Cash paid for interest	$28,555	$45,343

Accrued distributions	$25,766	–

Supplemental Information - Non-Cash Activities

On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000,000 to a joint venture. (See note 4)
On May 5, 2006, the Partnership assumed a mortgage of $14,900,000 in connection with the purchase of the property located in Rockaway, New Jersey.
On June 1, 2006, the Partnership issued approximately 40,240 units as consideration for the acquisition of limited partnership interests.

See Notes to Consolidated Financial Statements.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 1	ORGANIZATION AND BUSINESS

The Newkirk Master Limited Partnership (the “Partnership”) was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. On November 7, 2005 Newkirk Realty Trust, Inc. (“Newkirk”), a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”), became the sole general partner of the Partnership and acquired approximately 30.1% of the 64,375,000 outstanding units of the Partnership. As a result, the Partnership became the operating partnership in an umbrella partnership real estate investment trust structure. During the six months ended June 30, 2005, the general partner of the Partnership was MLP GP LLC, a Delaware limited liability company. The executive officers of Newkirk and management of MLP GP LLC are identical.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership, its wholly-owned subsidiaries and certain partially-owned entities, in which the Partnership either (i) has a controlling interest, or (ii) is the primary beneficiary of a variable interest entity. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Partnership’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

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

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Unit

Net income per unit is computed by dividing net income by weighted average units outstanding of 64,381,669 and 47,618,827 during the six months ended June 30, 2006 and 2005, respectively and 64,388,265 and 47,500,166 during the three months ended June 30, 2006 and 2005, respectively.

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

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre- Consolidation	Consolidated

Assets:
Cash	$–	$177
Land	–	1,028
Building, net	–	18,663
Equity investment in limited partnership	6,538	–
Deferred costs, net	–	334

	$6,538	$20,202

Mortgage loan	$–	$13,664

	$–	$13,664

There have been no other new accounting standards or interpretations that have been issued that the Partnership has not yet adopted and that the Partnership believes will have a material impact on the Partnership’s consolidated financial statements upon adoption.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

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

On May 5, 2006, the Partnership acquired an approximately 96,000 square foot office building in Rockaway, New Jersey for a purchase price of approximately $22,000,000. The Partnership partially satisfied the purchase price by assuming the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,000.

On May 26, 2006, the Partnership concluded tender offers, pursuant to which the Partnership acquired additional limited partnership units in five partially-owned partnerships, two of which were consolidated entities. The purchase price of these interests aggregated $1,681,000, $986,000 of which was paid in cash, and the remainder of which was paid through the issuance of 40,239.58 Partnership units. The Partnership’s ownership in these partnerships ranges between 24.50% and 85.38%. As a result of the tender offer, an additional partnership’s results of operations are now consolidated with the Partnership.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Acquisitions (Continued)

On June 1, 2006, the Partnership also acquired an additional minority interest in a consolidated entity for $68,000 and an additional limited partner interest in an unconsolidated entity for $8,000. The Partnership’s ownership in these partnerships is 63.19% and 23.98%, respectively.

On June 30, 2006, the Partnership acquired a 458,000 square foot office building and distribution center in Glenwillow, Ohio for a purchase price of $23,300,000. The property is currently leased to Royal Appliance, a home cleaning products company. The lease agreement has a current term scheduled to expire July 31, 2015 with two five-year renewal terms. Net rent during the current term is $1,738,000 through July 31, 2007, $1,944,000 through July 31, 2012, and $2,040,000 through the end of the current term. Renewal term option rents are 95% of fair market value. Pursuant to the terms of the lease agreement, if requested by the tenant, the Partnership has the obligation to build up to a 160,000 square foot expansion property. The costs that would be incurred in connection with such expansion would be recouped through rent increases.

The Partnership has entered into a contract to acquire a parcel of land in Baltimore, Maryland, which is adjacent to its existing property leased to Legg Mason, for $1,800,000 on which it expects to construct a parking garage. The Partnership’s inspection period currently expires on August 17, 2006.

Dispositions

On March 14, 2006, the Partnership entered into an agreement to sell its Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property at September 29, 2006, the closing date.  The purchaser, RVI Group, is the residual value insurer with respect to the property. Owens-Illinois had advised the Partnership that it would be vacating the property at the expiration of its lease term, September 30, 2006.

On April 3, 2006, the Partnership entered into a letter of intent to sell 50 of its retail properties that are leased to Albertson’s Inc. to an unaffiliated third party for a gross purchase price of $160,000,000. The sale was subject to a number of conditions including buyer’s due diligence review of the properties and the consummation by buyers of their acquisition of certain assets of Albertson’s Inc. The transaction was consummated on July 13, 2006 – See Note 11 – Subsequent Events.

In June 2006, the Partnership received notice from The Kroger Company exercising their option to purchase three properties. Two properties are located in Louisville, Kentucky and one property is located in Columbus, Ohio. The properties will be purchased at the end of the primary term of the leases in December 2006 for a negotiated fair market value or appraised value.

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

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES (Continued)

Financings (Continued)

On May 5, 2006, the Partnership obtained a $10,450,000 loan from an unaffiliated third party lender, which is secured by the Partnership’s property located at 850-950 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.5%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $9,463,000.

Significant Leasing Activities

During the first quarter, the Partnership executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by the Partnership, is required to provide the tenant with $21,500,000 in tenant improvement allowances and rent concessions over the next 40 months. The tenant improvement allowance is a lease incentive and is being amortized into rental income over the life of the lease. Raytheon Company retained its renewal option for the remaining 37% of the space pursuant to its original lease.

Note 4	INVESTMENT IN JOINT VENTURE

On March 31, 2006, the Partnership and WRT Realty L.P. (“Winthrop”), entered into a joint venture agreement to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings LLC (“111 Debt Holdings”). Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE:FUR) which owns a 6.8% interest in the Partnership and is managed by an affiliate of NKT Advisors, LLC (“NKT Advisors”), the Partnership’s external advisor. The Partnership and Winthrop each own 50% of the joint venture and have committed to invest up to $50,000,000 each in the joint venture. Prior to the admission of Winthrop, 111 Debt Holdings, was a wholly owned subsidiary of the Partnership, which, through its wholly owned subsidiary, 111 Debt Acquisition LLC, owned loan assets which had been acquired in anticipation of the formation of the joint venture.

Upon Winthrop’s admission to 111 Debt Holdings, Winthrop paid approximately $10,900,000, which represented 50% of the cost of the acquired assets plus the interest accrued thereon, less the debt encumbering such assets.

On March 30, 2006, 111 Debt Acquisition LLC and its wholly owned subsidiary, 111 Debt Acquisition Mezz LLC, entered into a $300,000,000 repurchase agreement with Column Financial Inc. pursuant to which they expect to leverage up to 75% of the assets held. 111 Debt Acquisition LLC had a balance outstanding under the Column Financial, Inc. repurchase agreement of $36,979,000 at June 30, 2006. On May 24, 2006, 111 Debt Acquisition - Two, LLC, a wholly owned subsidiary of 111 Debt Holdings LLC, entered into a second repurchase agreement with Bear Stearns International Limited (“Bear Stearns”) enabling the joint venture to obtain an additional $200,000,000 in leverage. 111 Debt Acquisition – Two LLC had a balance outstanding under the Bear Stearns repurchase agreement of $42,588,000 at June 30, 2006. Accordingly, it is presently contemplated that the joint venture will acquire and originate up to an aggregate of approximately $600,000,000 in loan obligations secured, directly or indirectly, by real estate assets. Upon acquisition and origination of a sufficient level of loan obligations, the joint venture may form one or more collateral debt obligation pools.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 4	INVESTMENT IN JOINT VENTURE (Continued)

The joint venture is governed by an investment committee which consists of two members appointed by each of the Partnership and Winthrop with one additional member being appointed by the common management of the Partnership and Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by the Partnership and Winthrop. Pursuant to the terms of the joint venture agreement of 111 Debt Holdings, all material actions to be taken by 111 Debt Holdings, including investments in excess of $20,000,000, requires the consent of the investment committee of 111 Debt Holdings, provided, however, the consent of both the Partnership and Winthrop is required for the merger or consolidation of 111 Debt Holdings, the admission of additional members, the taking of any action that, if taken directly by the Partnership or Winthrop, would require consent of Winthrop’s Conflicts Committee or the Partnership’s independent directors, the entering into of any agreement with FUR Advisors LLC or the amendment of the joint venture agreement.

The Partnership accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

Balance, beginning of year	$–
Investment in joint venture	44,077
Return of capital from joint venture	(10,874)
Equity in income of joint venture	749

Balance, June 30, 2006	$33,952

The condensed balance sheet of the joint venture as of June 30, 2006 was as follows (in thousands):

Cash and restricted cash	$4,027
Investment in debt securities and interest receivable	142,279
Other assets	1,475

Total assets	$147,781

Accounts payable and other liabilities	$505
Line of credit payable	79,567
Members’ equity	67,709

Total liabilities and members’ equity	$147,781

On the Partnership’s Consolidated Balance Sheet:
Equity investment in joint venture	$33,952

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 4	INVESTMENT IN JOINT VENTURE (Continued)

The condensed statement of operations of the joint venture from inception to June 30, 2006 was as follows (in thousands):

Revenue	$2,441
Interest expense	(624)
General and administrative	(318)

Net income	$1,499

On the Partnership’s Consolidated Statement of
Operations and Comprehensive Income:
Equity in income from investments in limited partnerships and joint ventures	$749

The joint venture commenced operations on March 31, 2006.

Note 5	EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

The equity investments in limited partnerships consists of the following (in thousands):

Balance, beginning of year	$13,846
Equity in income of limited partnerships	959
Distributions from limited partnerships	(209)
Investment in limited partnerships	724
Consolidation of previously unconsolidated limited partnership	(6,684)

Balance, June 30, 2006	$8,636

The Partnership has paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Partnership’s investment over the underlying net assets of these limited partnerships of approximately $4,900,000 and $5,100,000 as of June 30, 2006 and December 31, 2005, substantially all of which relates to the difference between the fair values at the date of acquisition of the partnership’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $52,000 and $64,000 for the six months ended June 30, 2006 and 2005 and $29,000 and $32,000 for the three months ended June 30, 2006 and 2005, respectively.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 5	EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

The limited partnership’s condensed combined statements of operations for the three and six months ended June 30, 2006 and 2005 and condensed combined balance sheets as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

Condensed Combined Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Rental revenue and interest income	$5,533	$6,995	$10,743	$13,640
Interest expense	(1,930)	(2,530)	(3,894)	(5,106)
Administrative expenses	(362)	(371)	(374)	(380)
Depreciation expense	(725)	(872)	(1,448)	(1,744)
Amortization expense	(66)	(131)	(132)	(263)

Net income	$2,450	$3,091	$4,895	$6,147

On the Partnership’s Consolidated
Statements of Operations and
Comprehensive Income:
Equity in income from investments in
limited partnerships and joint venture	$496	$766	$960	$1,521

Condensed Combined Balance Sheets:

	June 30, 2006	December 31, 2005

Cash	$1,290	$1,744
Real estate, net	64,749	81,043
Other assets	2,386	2,928

Total assets	$68,425	$85,715

Accounts payable and other liabilities	$1,097	$1,436
Mortgages payable	76,055	96,238
Partners’ deficit	(8,727)	(11,959)

Total liabilities and partners’ deficit	$68,425	$85,715

On the Partnership’s Consolidated Balance Sheet:
Equity investment in limited partnerships	$8,636	$13,846

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 6	VARIABLE INTEREST ENTITIES

FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Partnership evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Partnership determining that its loans and joint venture interests were potential variable interests. For each of these investments, the Partnership has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and their rights are not capped and, (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

During the quarter ended March 31, 2006, the Partnership identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Partnership has loaned approximately $5,900,000 to Camfex as of June 30, 2006. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will require additional subordinate investment by the Partnership, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s unaudited consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $31,000,000 at June 30, 2006. Camfex has additional mortgage debt of approximately $28,500,000 as of June 30, 2006. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. The Partnership has determined that its other loans and investments are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE

Mortgage Notes Payable

The Partnership, excluding discontinued operations, had outstanding mortgage notes payable with an aggregate principal balance of $232,868,000 and $166,195,000 at June 30, 2006 and December 31, 2005, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross-collateralized.

The mortgage notes mature at various dates from 2006 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 6.06% at June 30, 2006. Interest rates on the mortgages ranged from 5.0% to 9.9% with a weighted average interest rate of 6.1% at December 31, 2005.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE

Note Payable

In August 2005, the Partnership refinanced its then existing loan with Bank of America with a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance from continuing operations of $557,065,000 and $593,463,000 at June 30, 2006 and December 31, 2005, respectively, and bears interest at the election of the Partnership at a rate equal to either (i) the LIBOR Rate plus 175 basis points or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two, one-year extensions and will require monthly payments of interest only. In addition, the loan requires quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods.

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

Revolving Credit Line

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

The revolving credit line requires monthly payments of interest only. The Partnership may prepay and reborrow amounts prepaid under the credit line. There were no amounts outstanding under the revolving credit line on June 30, 2006.

The revolving credit line is fully recourse to the Partnership and Newkirk has guaranteed the Partnership’s obligations under the revolving credit line.

Contract Right Mortgage Note Payable

The Partnership has one contract right mortgage note payable with a principal balance of $11,667,000 and $11,128,000 at June 30, 2006 and December 31, 2005, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2009.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 8	RELATED PARTY TRANSACTIONS

Winthrop Realty Partners L.P. (“WRP”) performed asset management, investor relations and administrative services for the Partnership and received a fee of $482,000 and $964,000 for the three and six months ended June 30, 2005, respectively. Effective November 7, 2005, NKT Advisors LLC performs the asset management, investor relations and administrative services for the Partnership previously provided by WRP.

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

NKT Advisors received a base management fee of $1,200,000 and $2,400,000 for the three and six months ended June 30, 2006, respectively. No incentive management fee was earned during the three and six months ended June 30, 2006.

The first $4,200,000 (subject to an annual consumer price index increase) in base management fees per annum will be paid by NKT Advisors to WRP for services to the Partnership that NKT Advisors subcontracts to WRP.

The Partnership provides certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Partnership earned $124,000 and $159,000 of management fees for these services for the six months ended June 30, 2006 and 2005, respectively, and $60,000 and $78,000 for the three months ended June 30, 2006 and 2005, respectively. The Partnership had receivables for management fees of $870,000 and $894,000 due from these partnerships at June 30, 2006 and December 31, 2005, respectively.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, three first mortgage loans encumbering three Partnership properties and one other property controlled by an affiliate. The Partnership’s ownership interest, net of discount, amounted to $10,716,000 and $10,493,000 at June 30, 2006 and December 31, 2005, respectively, and the Partnership earned interest income of $600,000 and $601,000 for the six months ended June 30, 2006 and 2005, respectively, and $300,000 and $301,000 for the three months ended June 30, 2006 and 2005, respectively, related to this ownership interest.

An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $16,266,000 and $15,914,000 at June 30, 2006 and December 31, 2005, respectively. Included in interest expense is $386,000 and $369,000 related to this second mortgage payable for the six months ended June 30, 2006 and 2005, respectively, and $193,000 and $185,000 for the three months ended June 30, 2006 and 2005, respectively.

T-Two Partners LP is the beneficial owner of certain contract right mortgage loans. On November 7, 2005, the Partnership acquired ownership of T-Two Partners LP. Interest expense for the three and six months ended June 30, 2005 includes interest expense of $4,388,000 and $8,777,000, respectively relating to these contract right mortgage loans.

In August 2005, WRP loaned $200,000 to a partnership in which the Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006. Interest paid on this loan during the first quarter of 2006 was approximately $9,000.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 9	COMMITMENTS AND CONTINGENCIES

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

The Partnership has entered into an agreement with U.S. Realty Advisors, LLC (“USRA”), whereby the Partnership agreed to pay to USRA the following amounts with respect to any properties acquired by the Partnership or a subsidiary in which USRA served as the identifying party:

1.	1.5% of the gross purchase price

2.	25% of net proceeds and net cash flow (as defined) after the Partnership receives a return of all its invested capital plus a 12% IRR.

The property owned by the Partnership located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275,000 was paid to USRA during the six months ended June 30, 2006 for the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of June 30, 2006.

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations. At June 30, 2006 the Partnership determined that 54 properties should be classified as discontinued operations.

o	The office property located in Toledo, Ohio is in discontinued operations as the Partnership has an agreement to sell the property in September 2006. See Note 3 – Real Estate Acquisitions, Dispositions, Financings and Significant Leasing Activities – Dispositions.

o	Fifty retail properties that are leased to Albertson’s Inc. are in discontinued operations as the Partnership has an agreement to sell the properties. The transaction was consummated on July 13, 2006 – See Note 11 - Subsequent Events.

o	Two properties located in Louisville, Kentucky and one located in Columbus, Ohio, which are leased to The Kroger Company are in discontinued operations as the tenant has notified the Partnership that it is exercising its option to purchase the properties under its lease. The properties will be purchased at the end of the primary term in December 2006 for a negotiated fair market value or appraised value.

Results of operations for these properties are included in discontinued operations for all periods presented in accordance with SFAS 144.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Discontinued operations for the three and six months ended June 30, 2006 and 2005 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue	$6,111	$10,743	$12,449	$22,402
Expenses	(1,593)	(4,877)	(3,861)	(9,765)
Impairment loss	–	(12,211)	–	(12,211)
Gain from disposal of real estate	–	1	–	601
Minority interest	–	7	–	8

Income (loss) from discontinued operations	$4,518	$(6,337)	$8,588	$1,035

Expenses include interest expense to related parties of $0 and $1,176,000 for the three months ended June 30, 2006 and 2005, respectively and $0 and $2,358,000 for the six months ended June 30, 2006 and 2005, respectively.

Other assets of discontinued operations at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Receivables	10,105	213
Other assets	214	332

	$10,319	$545

Liabilities of discontinued operations at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage notes and accrued interest payable	$58,054	$40,491
Other liabilities	110	–

	$58,164	$40,491

Note 11	SUBSEQUENT EVENTS

On July 13, 2006, the Partnership sold 50 retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contained an aggregate of approximately 2,300,000 square feet and had current lease terms expiring over the next 4.5 years. After closing costs, the Partnership received net proceeds of approximately $159,000,000, $22,000,000 of which were used to pay down the note payable. The balance of the net proceeds were deposited with a Qualified Intermediary for use in 1031 tax free exchanges including approximately $49,000,000 which were used for reverse 1031 exchanges in connection with the previously acquired property located in Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. The Partnership is in the process of identifying properties to complete the 1031 tax free exchange. It is anticipated that the Partnership will recognize a gain for financial reporting purposes during the third quarter of 2006 as a result of this transaction of approximately $68,000,000. The results of operations of the sold properties have been included in discontinued operations for all periods presented in accordance with SFAS 144 as real estate held for sale.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 11	SUBSEQUENT EVENTS (Continued)

On July 20, 2006, the Partnership obtained first mortgage loans from an unaffiliated third party with respect to its Rochester, New York; Statesville, North Carolina; and Rockford, Illinois properties. The loans, which had an initial aggregate principal amount of $39,800,000, are cross-collateralized and cross-defaulted. The loans bear interest at 6.21%, require monthly payments of interest only for 24 months and then require monthly payments of principal and interest in the aggregate of approximately $244,000. The loans are scheduled to mature on August 1, 2016 at which time the outstanding principal balance is expected to be $35,438,000. The Partnership received net proceeds from these loans, after satisfying closing costs, of approximately $39,260,000.

On July 23, 2006, Newkirk entered into a definitive Agreement and Plan of Merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust, pursuant to which Newkirk will merge with and into LXP. If the Merger is consummated, each holder of Newkirk’s common stock will be entitled to receive 0.80 common shares of LXP in exchange for each share of Newkirk common stock and the name of the surviving entity will be changed to Lexington Realty Trust (the “Surviving Entity”). Upon effectiveness of the Merger, the Surviving Entity will become the new general partner of the Partnership.

In connection with the Merger, the limited partnership agreement of the Partnership will be amended to provide that, among other things, units of limited partnership of the Partnership, which are currently redeemable at the option of the holder for cash based on the value of a share of Newkirk common stock (or, at Newkirk’s option, in Newkirk common stock), will be redeemable at the option of the holder for cash based on the value of a common share of LXP (or, if the Surviving Entity elects, on a one-for-one basis for common shares of LXP). In this regard, the Partnership will effect an appropriate reverse split of its units of limited partnership to properly accommodate the one-for-one redemption factor.

The Merger Agreement has been approved by the Board of Directors and a special committee of the Board of Directors of Newkirk and by the Board of Trustees and a Special Committee of the Board of Trustees of LXP. The Merger is subject to the approval of the holders of units of limited partnership in the Partnership to the amendment of the Partnership limited partnership agreement in order to facilitate the Merger and the appointment of the Surviving Entity as the successor general partner of the Partnership. The Merger is also subject to the approval of the shareholders of LXP and the stockholders of Newkirk, as well as the effectiveness of a Registration Statement on Form S-4 to be filed by LXP.

Newkirk and LXP have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the usual, regular and ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger and not to engage in various kinds of transactions during such period. In addition, prior to the closing of the Merger it is anticipated that LXP will make a special one-time cash distribution of $.17 per share to its shareholders and unitholders.

The Merger Agreement contains certain termination rights for both Newkirk and LXP and provides that in certain specified circumstances, a terminating party must pay the other party’s expenses up to $5,000,000 in connection with the proposed transaction. In addition, the Merger Agreement provides that in certain specified circumstances (generally in the event a terminating party enters into an alternative transaction within six months of termination), a terminating party must also pay the other party a break-up fee of up to $25,000,000 (less expenses, if any, previously paid by the terminating party to the non-terminating party).

Following the closing of the transactions contemplated by the Merger Agreement, Michael L.  Ashner, Chairman of the Board of Directors and Chief Executive Officer of Newkirk, will enter into a new three-year employment agreement with LXP and become Executive Chairman and Director of Strategic Acquisitions of the Surviving Entity and Lara S. Johnson, Executive Vice President of Newkirk, will serve as Executive Vice President of Strategic Transactions. The Surviving Entity’s Board of Trustees will consist of eleven members, three of whom will be appointed by Newkirk and eight of whom will be appointed by LXP.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

Note 11	SUBSEQUENT EVENTS (Continued)

In connection with the Merger, Newkirk will terminate its advisory agreement with Newkirk Advisors LLC for an aggregate payment by Newkirk of $12,500,000. In addition, the Surviving Entity will obtain the benefit of Newkirk’s exclusivity arrangement with Mr. Ashner with respect to all business opportunities related to net-leased properties that are offered to or generated by Mr. Ashner.

Simultaneously with the execution of the Merger Agreement, certain beneficial owners of approximately 46% of Newkirk’s voting securities and 39.13% of the outstanding limited partnership interests in the Partnership, entered into voting agreements pursuant to which they agreed, among other things, to vote to approve the Merger and the amendments to the limited partnership agreement of the Partnership. Newkirk owns approximately 30.1% of the outstanding limited partnership interests in the Partnership and intends to vote in favor of the amendments to the limited partnership agreement of the Partnership.

On July 25, 2006, the Partnership entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term for an additional ten years beyond the current three years remaining. Annual rental income from the property will be increased by 9.5% effective August 2006, with further increases of 5% in base rental income every three years. In connection with this, the Partnership agreed to provide the tenant with an $11,500,000 tenant improvement allowance payable on August 1, 2006. The tenant improvement allowance will be treated as a lease incentive and as such will be amortized into rental income over the life of the lease.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Forward Looking Statements” and “Item 1. Business - Risk Factors.” For these statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Partnership’s unaudited consolidated financial statements for the three and six months ended June 30, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

At July 15, 2006, our primary assets were our interests in 166 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also hold: (i) a 50% interest in a joint venture formed to acquire and originate loans secured, directly and indirectly, by real estate assets; (ii) subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties; (iii) limited partnership interests in various partnerships that own commercial net-leased properties; (iv) an interest in a management company that provides services to other real estate partnerships; (v) ground leases, remainder interests or the right to acquire remainder interests in various properties; and (vi) miscellaneous other assets.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Since November 7, 2005, our primary long-term business objectives have been to increase funds from operations, cash flow available for distribution to our unitholders and net asset value per unit. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next four years, as the primary terms of these existing leases expire, the funds from operations and cash flow attributable to the existing properties will decline. As a result, we have been actively managing our lease rollover and seeking portfolio growth through acquisitions. To that end, as more fully described below, since November 7, 2005, we have renewed and/or leased an aggregate 2,480,000 square feet of space. In addition, we have sold or agreed to sell approximately 3,436,000 square feet of space. As a result, we have successfully addressed during the nine months since November 7, 2005, through leasing and sales activity, 5,916,000 square feet or 42% of the 14,000,000 square feet of space which was scheduled to expire by the end of 2009. In the same period, we have acquired 879,000 square feet of industrial space for approximately $31,000,000, office properties containing 994,000 square feet for approximately $108,000,000 and have acquired or committed to acquire in our joint venture (111 Debt Holdings LLC) $150,600,000 of debt assets. Together these investments represent portfolio acquisitions of over $289,000,000 since November 7, 2005. Further, on July 23, 2006, Newkirk entered into a definitive Agreement and Plan of Merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust, pursuant to which Newkirk will merge with and into LXP, thereby creating one of the largest publicly traded single tenant focused REITs in the United States with an enterprise value of approximately $4,600,000,000. If the merger (the “Merger”) is consummated, each holder of Newkirk common stock will be entitled to receive 0.80 common shares of LXP in exchange for each share of Newkirk common stock.

Prior to the consummation of the Merger, we will continue to:

o	acquire individual net leased properties and portfolios of net leased properties;

o	complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

o	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

o	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

o	acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

o	participate in development projects relating to net lease properties;

o	explore investment opportunities in non-domestic markets;

o	where opportunity arises, we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets; and

o	refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Property Acquisitions and Other Investments

o	On January 18, 2006, we acquired an approximately 116,000 square foot office building in Bridgewater, New Jersey for a purchase price of approximately $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

o	On January 26, 2006, we acquired an approximately 99,000 square foot 100% leased office building in Lisle, Illinois for a purchase price of approximately $15,250,000. Net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual lease rent commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by $43,000 on each January 1 thereafter.

o	On March 7, 2006, we acquired two warehouse/distribution centers comprising 240,000 square feet for a purchase price of approximately $10,550,000. The properties are currently leased on a long-term basis to subsidiaries of Jacobson Companies, a leading third party warehousing company. One lease has a primary term expiring December 31, 2015 with annual base rent during the primary term of $450,000. The other lease has a primary term expiring December 31, 2014 with an annual base rent of approximately $331,000 through December 31, 2008 increasing to approximately $404,000 through December 31, 2014.

o	On March 29, 2006, we acquired a 639,000 square foot property located in Statesville, North Carolina for a purchase price of approximately $20,500,000. The property, which serves as a distribution facility, is currently leased to La-Z-Boy Greensboro Inc. and guaranteed by La-Z-Boy Incorporated. The lease has a primary term expiring April 30, 2010 with annual base rent during the primary term of approximately $1,649,000.

o	On April 26, 2006, we acquired a 226,000 square foot office building located in Rochester, New York for a purchase price of $26,400,000. The property is currently leased through 2014 to The Frontier Corporation, a communications company. The annual net rent payable at the property is $2,567,000 through December 31, 2007, increasing to $2,624,000 per annum through 2014. Upon expiration of the current lease term, the tenant has two, five-year renewal options each at an annual rental equal to the greater of market value or the current rent amount.

o	On May 5, 2006, we acquired an approximately 96,000 square foot office building in Rockaway, New Jersey for a purchase price of approximately $22,000,000. We partially satisfied the purchase price by assuming the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,000.

o	On May 26, 2006, we concluded tender offers, pursuant to which we acquired additional limited partnership units in five partially-owned partnerships, two of which were consolidated entities. The purchase price of these interests aggregated $1,681,000, $986,000 of which was paid in cash, and the remainder of which was paid through the issuance of 40,239.58 MLP units. Our ownership in these partnerships ranges between 24.50% and 85.38%. As a result of the tender offer, an additional partnership’s results of operations are now consolidated with us.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions (Continued)

Property Acquisitions and Other Investments (Continued)

o	On June 30, 2006, we acquired a 458,000 square foot office building and distribution center in Glenwillow, Ohio for a purchase price of $23,300,000. The property is currently leased to Royal Appliance, a home cleaning products company. The lease agreement has a current term scheduled to expire July 31, 2015 with two five-year renewal terms. Net rent during the current term is $1,738,000 through July 31, 2007, $1,944,000 through July 31, 2012, and $2,040,000 through the end of the current term. Renewal term option rents are 95% of fair market value. Pursuant to the terms of the lease agreement, if requested by the tenant, we have the obligation to build up to a 160,000 square foot expansion property. The costs that would be incurred in connection with such expansion would be recouped through rent increases.

o	At June 30, 2006, we owned securities in publicly traded net lease REITs and partnerships for an aggregate cost of approximately $9,977,000.

o	We have entered into a contract to acquire a parcel of land in Baltimore, Maryland, which is adjacent to its existing property leased to Legg Mason, for $1,800,000 on which it expects to construct a parking garage. Our inspection period currently expires on August 17, 2006.

Debt Placements and Acquisitions

o	On February 13, 2006, we acquired a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%.

o	On March 13, 2006, we acquired a $3,309,000 participation interest in a $18,750,000 mezzanine loan and a $11,691,000 participation interest in a $66,500,000 mezzanine loan. The loans underlying both participation interests are secured by the ownership interests in entities owning fee title to retail stores net leased to Toys “R” Us, bear interest at a rate of LIBOR plus 175 basis points and mature on August 9, 2007, subject to three one year extensions.

o	On March 20, 2006, we acquired a $30,750,000 B Note secured by a 757,000 square foot office building in Dallas, Texas presently net leased to JP Morgan Chase and has an initial interest rate of 8.67% for a purchase price of $27,732,000.

o	On March 30, 2006, we entered into a $300,000,000 repurchase agreement with Column Financial Inc. and effectively leveraged $32,025,000 of our Toys “R” Us loans and JP Morgan B Note at that time. At June 30, 2006, $36,979,000 was outstanding under the repurchase agreement.

o	On March 31, 2006, we entered into a joint venture with a subsidiary of Winthrop Realty Trust to originate and acquire loans secured directly or indirectly by real estate. The foregoing debt assets and repurchase agreement were contributed to the joint venture. In addition, the joint venture made the following investments during the quarter ended June 30, 2006:

o	a $1,500,000 mezzanine loan secured by the ownership interests in entities owning fee title to a 130,000 square foot industrial facility that is triple net leased to Rockwell Automation. The loan bears an interest rate of 12% and matures in 10 years.

o	a $10,000,000 participation in a mezzanine loan secured by the ownership interests in entities owning fee title to One Madison Avenue, a 1,100,000 square foot office building located in New York City and 95% leased to Credit Suisse. The loan was purchased for $8,469,030 and has an expected unleveraged yield to maturity of 7.58%.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions (Continued)

Debt Placements and Acquisitions (Continued)

o	a $20,000,000 mezzanine loan secured by the ownership interests in entities owning fee title to One Pepsi Way, a 540,000 square foot Class A office building situated on 206 acres in Westchester County, New York. The two-year loan bears an interest rate of LIBOR plus 4.25% and is subject to three, one-year extensions.

o	a junior participation in a $13,000,000 B Note secured by a 638,000 square foot Class A office building in downtown Atlanta for a purchase price of $10,473,000. The B Note has an interest rate of 6.09%, resulting in a yield of 12.43%.

o	a $4,500,000 participation in a B note secured by an office portfolio known as Boston Wharf Properties containing a total of 439,000 square feet located in Boston, Massachusetts. The two-year loan bears an interest rate of LIBOR plus 2.25% and is subject to three, one-year extensions.

o	a $3,000,000 BB rated bond, BALL 2003-BBA2 Class L for a price of $2,984,063.

o	a $13,000,000 BB rated bond, BSCMS 2004-BA5A Class K for a price of $12,870,000.

o	three BBB-rated CMBS bonds: (i) BALL 2004-BBA4 $7,000,000 Class K for a price of $7,061,250; (ii) , COMM 20005 FL11 $15,700,000 Class L for a price of $15,431,612; and (iii) and BSCMS 2006-BBA7 $4,785,000 Class K for a price of $$4,783,610.

Financings

o	On February 10, 2006, we obtained a first mortgage loan from an unaffiliated third party, in the principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. See “Property Acquisitions and Other Investments” above. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of approximately $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

o	On March 6, 2006, NK-Marc CAA LLC, a joint venture which is consolidated with us, obtained a $3,500,000 loan from an unaffiliated third party. The loan bears interest at 6.5%, requires monthly payments of principal and interest of approximately $24,000 for 60 months and is scheduled to mature on March 1, 2011. The loan is secured by a first mortgage loan receivable owned by NK-Marc CAA LLC.

o	On April 7, 2006, we entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000,000, subject to increase up to $100,000,000. The revolving credit facility matures April 7, 2009 with the option to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on our leverage ratio ranging from LIBOR plus 1.35% to LIBOR plus 2.00%.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions (Continued)

Financings (Continued)

o	On May 5, 2006, we obtained a $10,450,000 loan from an unaffiliated third party lender, which is secured by our property located at 850-950 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.5%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $9,463,289.

o	On July 20, 2006, we obtained first mortgage loans from an unaffiliated third party with respect to its Rochester, New York; Statesville, North Carolina; and Rockford, Illinois properties. The loans, which had an initial aggregate principal amount of $39,800,000, are cross-collateralized and cross-defaulted. The loans bear interest at 6.21%, require monthly payments of interest only for 24 months and then require monthly payments of principal and interest in the aggregate of approximately $244,000. The loans are scheduled to mature on August 1, 2016 at which time the outstanding principal balance is expected to be $35,438,000. We received net proceeds from these loans, after satisfying closing costs, of approximately $39,260,000.

Property Sales

o	On March 14, 2006, we entered into an agreement to sell our Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property at September 29, 2006, the closing date. The purchaser, RVI Group, is the residual value insurer with respect to the property. Owens-Illinois had advised us that it would be vacating the property at the expiration of its lease term, September 30, 2006.

o	On July 13, 2006, we sold 50 retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contain an aggregate of approximately 2,300,000 square feet and had current lease terms expiring over the next 4.5 years. After closing costs, Newkirk received net proceeds of approximately $159,000,000, $22,000,000 of which were used to pay down our note payable. The balance of the net proceeds were deposited with a Qualified Intermediary for use in 1031 tax free exchanges including $49,000,000 which were used for reverse 1031 exchanges in connection with the previously acquired property located Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. We are currently identifying properties to complete the 1031 tax free exchange.

o	In June 2006, we received notice from The Kroger Company exercising their option to purchase under their leases at three properties. Two properties are located in Louisville, Kentucky and one property is located in Columbus, Ohio. The properties will be purchased at the end of the primary term in December 2006 for a negotiated fair market value or appraised value.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Leasing

o	As of July 15, 2006, our properties were 97% leased.

o	During the first quarter, we executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by the Operating Partnership, is required to provide the tenant with $21,500,000 in tenant improvement allowances and rent concessions over the next 40 months. Raytheon Company retained its renewal option for the remaining 37% of the space pursuant to its original lease.

o	During the first quarter, excluding the transaction with Raytheon Company described above, four tenants representing leases at four properties containing approximately 933,000 square feet exercised their renewal option.

o	During that same period, excluding the property located in Toledo, Ohio discussed under Property Sales above, one tenant representing a lease at one property containing approximately 42,000 square feet notified us that they would not exercise their renewal option. We are currently marketing this property for lease.

o	During the first quarter, two properties containing approximately 89,000 square feet have been fully leased, and one property has been partially leased to an approximately 8,000 square foot tenant.

o	In the second quarter, one property containing approximately 28,000 square feet was fully leased, and one property was partially leased to an approximately 4,000 square foot tenant.

o	On July 25, 2006, the Company entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term for an additional ten years beyond the current three years remaining. Annual rental income from the property will be increased by 9.5% effective August 2006, with further increases of 5% every three years. In connection with this, the Company agreed to provide the tenant with an $11,500,000 tenant improvement allowance payable on August 1, 2006.

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

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Standards (Continued)

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre- Consolidation	Consolidated

Assets:
Cash	$–	$177
Land	–	1,028
Building, net	–	18,663
Equity investment in limited partnership	6,538	–
Deferred costs, net	–	334

	$6,538	$20,202

Liabilities:	$–	$13,664

Mortgage loan	$–	$13,664

There have been no other new accounting standards or interpretations that have been issued that we have not yet adopted and that we believe will have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

Income from Continuing Operations

Income from continuing operations increased by $20,431,000 to $45,255,000 for the six months ended June 30, 2006 from $24,824,000 for the six months ended June 30, 2005.

Rental Income

Rental income increased by $6,572,000 or 6.4% to $109,532,000 for the six months ended June 30, 2006 from $102,960,000 for the six months ended June 30, 2005. The increase was primarily due to rental income of approximately $4,023,000 from new acquisitions, approximately $5,080,000 of rental income from previously unconsolidated entities, and a lease termination fee of $399,000 recognized in the current period. The foregoing increases were partially offset by: (i) a decrease in the amount received for rent relating to a settlement with Kmart of approximately $697,000; (ii) approximately $823,000 relating to new vacancies; (iii) a decrease of approximately $886,000 due to lower rental income resulting from certain new leases and renewals which reflect rates that are lower than the primary term rates; and (iv) $491,000 relating to tenant improvement allowances. Leased square footage at June 30, 2005 was 98.3%. Leased square footage increased from approximately 96.5% at December 31, 2005 to approximately 97.1% at June 30, 2006.

Interest and Other Income

Interest income increased by $5,520,000 or approximately 355.9% to $7,071,000 for the six months ended June 30, 2006 from $1,551,000 for the six months ended June 30, 2005. The increase was the result of higher cash balances due to Newkirk becoming our general partner. In addition, we recognized an increase of approximately $2,390,000 of interest from loans receivable.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005 (Continued)

Management Fee Income

Management fee income decreased by $35,000 or approximately 22% to $124,000 for the six months ended June 30, 2006 from $159,000 for the six months ended June 30, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $8,748,000 or approximately 25.2% to $26,019,000 for the six months ended June 30, 2006 compared to $34,767,000 for the six months ended June 30, 2005. The decrease was primarily due to loan paydowns during the period and scheduled principal payments along with a reduced interest rate in connection with our August 11, 2005 refinancing with KeyBank National Association.

Depreciation

Depreciation expense increased by $7,407,000 or approximately 49.9% to $22,256,000 for the six months ended June 30, 2006 compared to $14,849,000 for the six months ended June 30, 2005. The increase is primarily attributable to $5,659,000 resulting from the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price), and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties useful lives. The increase is also due to the inclusion of depreciation from previously unconsolidated entities of $913,000 and depreciation on new acquisitions of $746,000.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $1,667,000 for the six months ended June 30, 2006, represents the portion of units issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, our general partner’s Chief Executive Officer, that are no longer subject to forfeiture restrictions.

General and Administrative Expense

General and administrative expense increased by $3,188,000 or approximately 174.2% to $5,018,000 for the six months ended June 30, 2006 from $1,830,000 for the six months ended June 30, 2005. This increase was primarily due to an increase in management fee expense of approximately $1,436,000 and an increase in expenses resulting from our umbrella partnership REIT (“UPREIT”) structure.

Operating Expenses

Operating expenses increased by $2,761,000 to $2,984,000 for the six months ended June 30, 2006 from $223,000 for the six months ended June 30, 2005. This increase was primarily the result of the consolidation of a non-net leased property and acquisition of leased properties under which we are required to bear certain operating costs, as well as operating costs relating to vacant properties.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005 (Continued)

Impairment Loss

We recorded an impairment loss of $16,954,000 during the six months ended June 30, 2005, $2,200,000 of which related to a property located in Evanston, Wyoming. The remaining $14,754,000 was a result of a restructuring of a tenant’s lease at four properties in Morris Township, New Jersey.

Amortization Expense

Amortization expense increased by $973,000 or 74.1% to $2,286,000 for the six months ended June 30, 2006 compared to $1,313,000 for the six months ended June 30, 2005. The consolidation of a previously unconsolidated entity increased amortization expense by approximately $500,000. The increase was also due to amortization of approximately $434,000 of lease intangibles on acquisitions during the six months ended June 30, 2006.

Ground Rent

Ground rent expense increased by $123,000 or approximately 11.8% to $1,166,000 for the six months ended June 30, 2006 compared to $1,043,000 for the six months ended June 30, 2005. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense increased by $104,000 or approximately 9.7% to $1,181,000 for the six months ended June 30, 2006 compared to $1,077,000 for the six months ended June 30, 2005. The increase is primarily due to a new entity level tax in the state of Kentucky. Also, additional state tax obligations have been incurred due to our UPREIT structure.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships and joint ventures increased by $188,000 or approximately 12.4% to $1,709,000 for the six months ended June 30, 2006 compared to $1,521,000 for the six months ended June 30, 2005. The increase was due to $749,000 from our new investment in 111 Debt Holdings LLC and our higher ownership percentage in limited partnerships due to a tender offer in the second quarter of 2006. The increase was partially offset as a result of the consolidation of Sunset Park West L.P. and Browen Associates.

Minority Interest Expense

Minority interest expense increased by $1,380,000 or approximately 14.8 % to $10,692,000 for the six months ended June 30, 2006 compared to $9,312,000 for the six months ended June 30, 2005. The increase was the result of higher earnings at the non-wholly owned consolidated properties as well as the consolidation of previously unconsolidated entities.

Discontinued Operations

Income from discontinued operations amounted to $8,588,000 and $1,035,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, there were 54 properties in discontinued operations.

Our office property in Toledo, Ohio continues to be in discontinued operations as it is to be sold in September 2006. Loss from discontinued operations relating to this property amounted to $914,000 and $8,533,000 for the six months ended June 30, 2006 and 2005, respectively. Included in the six months ended June 30, 2005 is an impairment loss of $11,328,000.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005 (Continued)

Discontinued Operations (Continued)

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson's Inc. for a gross purchase price of $160,000,000. These properties were sold on July 13, 2006. Income from discontinued operations relating to this transaction amounted to $8,790,000 and $6,810,000 for the six months ended June 30, 2006 and 2005, respectively.

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in December 2006. Income relating to these properties amounted to $597,000 and $534,000 for the six months ended June 30, 2006 and 2005, respectively, and is included in discontinued operations.

During the six months ended June 30, 2005, we sold four properties for a combined net sales price of approximately $3,100,000. We recognized a net gain on disposal of these properties of $601,000. The loss from discontinued operations includes an $883,000 impairment loss on two properties located in Texas which were sold during the six months ended June 30, 2005. The six months ended June 30, 2005 income from discontinued operations also includes the operations of three properties sold subsequent to June 30, 2005.

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

Income from Continuing Operations

Income from continuing operations increased by $17,827,000 to $22,892,000 for the three months ended June 30, 2006 from $5,065,000 for the three months ended June 30, 2005.

Rental Income

Rental income increased by $4,706,000 or 9.2% to $55,761,000 for the three months ended June 30, 2006 from $51,055,000 for the three months ended June 30, 2005. The increase was due to rental income of approximately $3,112,000 from new acquisitions and approximately $2,646,000 of rental income from previously unconsolidated entities, and a lease termination fee of $399,000 recorded in the current quarter. The foregoing increases were partially offset by: (i) approximately $426,000 relating to new vacancies; (ii) a decrease of approximately $665,000 due to lower rental income resulting from certain new leases and renewals which reflect rates that are lower than the primary term rates; and (iii) $421,000 relating to tenant improvement allowances. Leased square footage at June 30, 2005 was 98.3%. Leased square footage increased from approximately 96.5% at December 31, 2005 to approximately 97.1% at June 30, 2006.

Interest and Other Income

Interest income increased by $2,101,000 or approximately 273.9% to $2,868,000 for the three months ended June 30, 2006 from $767,000 for the three months ended June 30, 2005. The increase was primarily the result of higher cash balances due to Newkirk becoming our general partner. In addition, we recognized an increase of approximately $1,020,000 of interest from loans receivable.

Management Fee Income

Management fee income decreased by $18,000 or approximately 23.1% to $60,000 for the three months ended June 30, 2006 from $78,000 for the three months ended June 30, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (Continued)

Interest Expense

Interest expense decreased by $4,241,000 or approximately 24.1% to $13,330,000 for the three months ended June 30, 2006 compared to $17,571,000 for the three months ended June 30, 2005. The decrease was primarily due to loan paydowns during the period and scheduled principal payments along with a reduced interest rate in connection with our August 11, 2005 refinancing with KeyBank National Association.

Depreciation

Depreciation expense increased by $3,883,000 or approximately 52.5% to $11,287,000 for the three months ended June 30, 2006 compared to $7,404,000 for the three months ended June 30, 2005. The increase is primarily attributable to $2,829,000 relating to the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price), and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties useful lives. The increase was also due to the inclusion of depreciation from previously unconsolidated entities of $486,000 and depreciation on new acquisitions of $567,000.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $833,000 for the three months ended June 30, 2006, represents the portion of units issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Asher, our general partner’s Chief Executive Officer, that are no longer subject to forfeiture restrictions.

General and Administrative Expense

General and administrative expense increased by $1,503,000 to $2,489,000 for the three months ended June 30, 2006 from $986,000 for the three months ended June 30, 2005. This increase was primarily due to an increase in management fee expense of approximately $718,000 and an increase in expenses resulting from our umbrella partnership REIT (“UPREIT”) structure.

Operating Expenses

Operating expenses increased by $1,416,000 to $1,652,000 for the three months ended June 30, 2006 from $236,000 for the three months ended June 30, 2005. This increase was primarily the result of the consolidation of a non-net leased property, acquisition of three leased properties under which we are required to bear certain operating costs, as well as operating costs relating to vacancies in the properties.

Impairment Loss

An impairment loss of $14,754,000 was recorded during the three months ended June 30, 2005 relating to leases restructured at our property located in Morris Township, New Jersey.

Amortization Expense

Amortization expense increased by $643,000 or 98.2% to $1,298,000 for the three months ended June 30, 2006 compared to $655,000 for the three months ended June 30, 2005. The consolidation of previously unconsolidated entities increased amortization expense by approximately $240,000. The increase was also due to amortization of approximately $380,000 of lease intangibles on acquisitions during the three months ended June 30, 2006.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (Continued)

Ground Rent

Ground rent expense increased by $49,000 or approximately 9.3% to $577,000 for the three months ended June 30, 2006 compared to $528,000 for the three months ended June 30, 2005. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense decreased by $468,000 or approximately 58% to $339,000 for the three months ended June 30, 2006 compared to $807,000 for the three months ended June 30, 2005. The decrease was primarily due to a credit from the State of Tennessee.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $479,000 or approximately 62.5% to $1,245,000 for the three months ended June 30, 2006 compared to $766,000 for the three months ended June 30, 2005. The increase was due to $749,000 from our new investment in 111 Debt Holdings LLC and our higher ownership percentage in limited partnerships due to a tender offer in the second quarter of 2006. The increase was offset as a result of the consolidation of Sunset Park West L.P. and Browen Associates.

Minority Interest Expense

Minority interest expense increased by $686,000 or approximately 14.7 % to $5,346,000 for the three months ended June 30, 2006 compared to $4,660,000 for the three months ended June 30, 2005. The increase was the result of higher earnings at the non-wholly owned consolidated properties and the consolidation of previously unconsolidated entities.

Discontinued Operations

Income (loss) from discontinued operations amounted to $4,518,000 and ($6,337,000) for the three months ended June 30, 2006 and June 30, 2005, respectively. At June 30, 2006, there were 54 properties in discontinued operations.

Our office property in Toledo, Ohio continues to be in discontinued operations as it is to be sold in September 2006. Loss from discontinued operations relating to this property amounted to $436,000 and $9,992,000 for the three months ended June 30, 2006 and 2005, respectively. Included in the three months ended June 30, 2005 is an impairment loss of $11,328,000.

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson's Inc. for a gross purchase price of $160,000,000. These properties were sold on July 13, 2006. Income from discontinued operations relating to this transaction amounted to $4,688,000 and $3,387,000 for the three months ended June 30, 2006 and 2005, respectively.

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in December 2006. Income relating to these properties amounted to $265,000 and $269,000 for the three months ended June 30, 2006 and 2005, respectively, and is included in discontinued operations.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (Continued)

Discontinued Operations (Continued)

During the three months ended June 30, 2005, we sold three properties for a combined net sales price of approximately $900,000. We recognized a net gain on sale of these properties of approximately $1,000. The loss from discontinued operations includes an $883,000 impairment loss on two properties located in Texas which were sold during the three months ended June 30, 2005. The three months ended June 30, 2005 income from discontinued operations also includes the operations of three properties sold subsequent to June 30, 2005.

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

Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of June 30, 2006, nine properties were not subject to leases, representing approximately 3% of our total square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all distribution payments in accordance with Newkirk’s requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our revolving credit line and issuance of equity and debt, as well as other alternatives will provide the necessary capital required for our investment activities.

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

Cash Flows

We had cash and cash equivalents of $48,605,000 at June 30, 2006.

Our level of liquidity based upon cash and cash equivalents decreased by approximately $126,211,000 during the six months ended June 30, 2006. The decrease resulted from $180,145,000 of cash used in our investing activities and $27,810,000 of cash used in our financing activities, which was partially offset by $81,744,000 of cash provided by our operating activities.

Cash provided by operating activities of $81,744,000 was comprised of: (i) net income of $53,843,000; (ii) adjustments for non-cash items of $39,156,000 and (iii) a net negative change in operating assets and liabilities of $11,255,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $26,294,000; (ii) minority interest of $10,692,000; (iii) compensation expense related to the exclusivity rights of $1,667,000; and (iv) the effect of straight-lining of rental income of $2,426,000, partially offset by: (i) interest earned on restricted cash of $335,000; (ii) equity in net income of partially-owned entities of $1,500,000; and gain from disposal of real estate securities available for sale of $88,000. See Results of Operations above for additional details on our operations.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash Flows (Continued)

Cash used in our investing activities consisted of: (i) $127,268,000 of new land and building acquisitions and improvements to our existing properties; (ii) purchases of various real estate securities of $5,980,000; (iii) costs to obtain new leases of $871,000; (iv) investment in joint venture of $22,116,000; (v) costs incurred to originate a loan of $21,000; (vi) deposits for future real estate acquisitions of $2,630,000; (vii) investments in limited partnerships of $1,061,000 and (viii) investments in debt securities of $53,616,000 which were subsequently contributed to a joint venture on June 30, 2006. Cash provided by investing activities consisted of: (i) a change in restricted cash of $10,124,000; (ii) $1,379,000 in proceeds from the disposal of real estate securities available for sale; (iii) deposits used in the acquisition of land and buildings of $4,699,000; (iv) $32,000 in collections of loans receivable; (v) $419,000 of cash related to previously unconsolidated entities; (vi) proceeds from real estate available for sale of $5,891,000; and (vii) a return of capital from an investment in joint venture of $10,874,000.

During the six months ended June 30, 2006 our financing activities used cash primarily for: (i) principal payment on mortgage notes of $25,355,000, (ii) principal payments on notes payable of $15,044,000, (iii) $43,131,000 of distributions made to our unitholders; (iv) distributions to minority interest of $3,367,000; and (v) financing costs of $1,693,000. Cash provided by financing activities consisted primarily of: (i) $28,755,000 of proceeds from mortgage notes and (ii) $32,025,000 of proceeds from a line of credit. The line of credit was contributed to a joint venture on March 31, 2006.

Distributions

During the six months ended June 30, 2006, we paid distributions of $43,131,000 ($0.67 per unit on a post-split basis).

In June 2006, we declared a distribution of $25,766,000 ($0.40 per unit) which was paid on July 14, 2006 to the holders of record as of June 30, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement as as of June 30, 2006.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. In this regard, we have entered into the following agreements:

o	During the first quarter of 2006, the Partnership entered into an agreement with Raytheon Company to provide the tenant with $21,500,000 in tenant improvement allowances over a 40-month period.

o	The Partnership entered into contracts relating to demolition, restroom renovation and replacement of ceiling systems for the property located in Bedford, Texas for an aggregate anticipated cost of $2,000,000 of which approximately $1,600,000 has been expended as of June 30, 2006.

o	On July 25, 2006, we entered into a modification of the lease with respect to an office building leased to Cummins Inc. In connection with this, we agreed to provide the tenant with an $11,500,000 tenant improvement allowance payable on August 1, 2006.

The amounts of future expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We incurred approximately $6,190,000 of these expenditures during the six months ended June 30, 2006. Future expenditures are expected to be funded from operating cash flows or borrowings.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

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

The following presents a reconciliation of our net income to our adjusted funds from operations for the six months ended June 30, 2006 and 2005 (in thousands):

	For the Six Months Ended June 30,

	2006	2005

Net income	$53,843	$25,859
Plus:
Real estate depreciation	21,910	17,023
Amortization of capitalized leasing expenses	476	4
Real estate depreciation of unconsolidated interests	414	601

Funds from operations	76,643	42,886

Add: Compensation expense incurred for exclusivity rights	1,667	–

Adjusted funds from operations	$78,310	$42,886

Adjusted funds from operations includes adjusted funds from continuing operations of $68,932,000 and $37,825,000 for the six months ended June 30, 2006 and 2005, respectively and adjusted funds from discontinued operations of $9,378,000 and $5,061,000 for the six months ended June 30, 2006 and 2005, respectively.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

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

At June 30, 2006, we had one loan which had a variable interest rate. The loan, which had an outstanding balance from continuing operations of $557,065,000 at June 30, 2006, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank’s prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (5.33% at June 30, 2006) would have on interest expense based upon the balance of the variable rate loan at June 30, 2006:

Interest expense effect (in thousands) of LIBOR increase (decrease)

-3%	-2%	-1%	1%	2%	3%

$(8,879)	$(5,595)	$(2,311)	$334	$668	$1,003

ITEM 4.	CONTROLS AND PROCEDURES

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

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2006, the Partnership issued a total of Class A Limited Partnership units as consideration for the assignment of the following limited partnership interests.

Partnership	Units Purchased	Class A Units Issued

Browen Associates Limited Partnership	1.50	3,083.38

One Arkansas Associates Limited Partnership	0.0625	1,284.74

One Summit Associates Limited Partnership	4.50	10,422.70

Sunset Park West Limited Partnership	7.00	23,508.98

Tustin Associates Limited Partnership	0.50	1,939.78

The acquisition of the partnership interests and issuance of the Class A Limited Partnership units were made pursuant to the terms of tender offers made by a subsidiary of the Partnership for units of limited partnership in each of the partnerships. The number of Class A Limited Partnership units issued was based on the purchase price for the applicable partnership interest acquired divided by $17.27, the average closing price of Newkirk Realty Trust, Inc’s common stock on the New York Stock Exchange during the ten trading days prior to May 25, 2006, the expiration date of the tender offer.

The Class A Limited Partnership units were issued pursuant to Rule 506 promulgated under the Securities Act of 1933 and have essentially the same rights as the Partnership’s then outstanding common units except that they may not be redeemed until November 1, 2007 and do not have the right to indicate their interest in connection with any matter to be voted on by the holder of the Special Voting Preferred Stock of Newkirk Realty Trust, Inc.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2006

THE NEWKIRK MASTER LIMITED PARTNERSHIP

By:	Newkirk Realty Trust, Inc., its General Partner

By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	Signature	Title	Date

By:	/s/ Michael L. Ashner	Chief Executive Officer of the General Partner of the Registrant	August 8, 2006

Michael L. Ashner

By:	/s/ Thomas Staples	Chief Financial Officer of the General Partner of the Registrant	August 8, 2006

Thomas Staples

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Limited Partnership of The Newkirk Master Limited Partnership	(d)

4.1	Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005.	(c)

4.2	First Amendment to Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated June 1, 2006	*

10.1	Advisory Agreement, dated as of November 7, 2005, by and between Newkirk Realty Trust, Inc., The Newkirk Master Limited Partnership and NKT Advisors LLC.	(c)

10.2	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC
(b)

10.3	Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets
(a)

10.4	Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master Limited Partnership in favor of KeyBank National Association	(a)

10.5	Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited Partnership in favor of KeyBank National Association	(a)

10.6	Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.7	Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.8	Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.9	Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)

10.10	Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association with respect to the T-Two Loan	(a)

10.11	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC
(b)

10.26	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(e)

THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

10.27	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(e)

10.28	Loan Agreement, dated as of April 7, 2006, between The Newkirk Master Limited Partnership and KeyBank, National Association	(f)

10.29	Guaranty from Newkirk Realty Trust, Inc. in favor of KeyBank, National Association	(f)

10.30	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC	(g)

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

(a)	Incorporated by reference to Amendment No. 1 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(b)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(c)	Incorporated by reference to Newkirk Realty Trust, Inc.’s Current Report on 8K filed November 15, 2005

(d)	Incorporated by reference to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006

(f)	Incorporated by reference to the Partnership's Current Report on 8K filed April 12, 2006

(g)	Incorporated by reference to the Company's Current Report on 8K filed May 30, 2006