Form 10-K
period 2006-12-31
Lexington Master Limited Partnership
filed 2007-03-30
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-50268
THE LEXINGTON MASTER LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware	11-3636084
(State or other jurisdiction of incorporation or organization) One Penn Plaza, Suite 4015,	(I.R.S. Employer Identification No.)
New York, New York (Address of principal executive offices)	10119 (Zip Code)

(Registrant’s telephone number, including area code) (212) 692-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lexington Realty Trust’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2007 Annual Meeting of Beneficial Holders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of distributions by us;

•	the ownership, management and operation of properties;

•	potential acquisitions or dispositions of our properties, assets or other businesses;

•	our policies regarding investments, acquisitions, dispositions, financings and other matters;

•	the real estate industry and real estate markets in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions;

•	supply of real estate investment opportunities and demand;

•	trends affecting us or our assets;

•	the effect of acquisitions or dispositions on capitalization and financial flexibility;

•	the anticipated performance of our assets and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing; and

•	our ability, and that of our assets and acquired properties and businesses, to grow.

Holders of limited partnership units are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “Item 1A. Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

PART I

Item 1.	Business

Overview

The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership) (the “Partnership”) is a Delaware limited partnership that owns commercial properties, most of which are net-leased to investment grade corporate tenants, as well as other real estate assets. Effective November 7, 2005, Newkirk Realty Trust, Inc. (“Newkirk”), a Maryland corporation which elected to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), became our general partner and acquired 30.1% of our limited partnership interests. Effective December 31, 2006, Newkirk was merged into Lexington Corporate Properties Trust, a Maryland real estate investment trust (the “Merger”). In connection with the Merger, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust (“Lexington”) and Lex GP-1 Trust, a Delaware statutory business trust (“Lex GP”) became our sole general partner and Lex LP-1 Trust (“Lex LP”) acquired 31.0% of our limited partnership interests. Lex GP and Lex LP are wholly-owned subsidiaries of Lexington. All references to “we,” “us,” “ours,” and “Partnership” refer to the Partnership and its consolidated subsidiaries. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Our capital structure consists of units of limited partnership interest, which we refer to as units. The units were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption from registration under that Act. There is no public market for the units, and there are restrictions on the transfer of units. During 2006, we issued an additional 33,535 units in exchange for contributed assets. Upon consummation of the Merger we effected a reverse unit split in which each unit then outstanding was converted into 0.8 units (the “Merger Split”). Pursuant to our second amended and restated agreement of limited partnership (“Partnership Agreement”), the units issued and outstanding at November 7, 2005 are currently redeemable subject to certain conditions and limitations for cash, or at Lex GP’s election, common shares of beneficial interest in Lexington. The units issued during 2006 are not redeemable until November 7, 2007. Lexington has filed a Registration Statement on Form S-3 to register the common shares issuable upon redemption of these units. As of December 31, 2006, there were 51,533,504 units outstanding, including the units held by Lexington.

Our History

We were formed in October 2001 and commenced operations on January 1, 2002 following the completion of a transaction that we refer to as the exchange, involving the merger into our wholly-owned subsidiaries of 90 limited partnerships, each of which owned commercial properties, and the acquisition by us of various assets, including those related to the management or capital structure of those partnerships. In connection with the exchange, limited partners of the merged partnerships and equity owners of the entities that contributed other assets in the exchange received units in consideration of the merger and contributions. From January 1, 2002 to November 7, 2005, our general partner was MLP GP LLC, an entity effectively controlled by affiliates of Apollo Real Estate Fund III, L.P. (“Apollo”), Winthrop Realty Partners L.P. (“WRP”) (formerly known as Winthrop Financial Associates), executive officers (“WEM”), and affiliates of Vornado Realty Trust (“Vornado”).

Effective November 7, 2005, (i) Newkirk became our general partner and, in connection with its initial public offering (the “Newkirk IPO”), acquired 13,500,000 units (on a post Merger Split basis) in exchange for a contribution to the Operating Partnership of (x) $235,800,000 and (y) certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael L. Ashner, the Chairman and Chief Executive Officer of Newkirk and (ii) NKT Advisors LLC (“NKT Advisors” or “our Advisor”) was retained as our external advisor pursuant to an Advisory Agreement among Newkirk, the Operating Partnership and NKT Advisors (the “Advisory Agreement”). Newkirk acquired an additional 1,900,000 units (on a post Merger Split basis) from Apollo and 100,000 units (on a post Merger Split basis) from WEM. Upon completion of the Newkirk IPO and related transactions, Newkirk held a total of 15,500,000 units (on a post Merger Split basis), representing 30.1% of the then total outstanding units.

Pursuant to the Advisory Agreement, NKT Advisors was required to administer our affairs (as well as those of Newkirk) including seeking, servicing and managing our investments. For providing these and the other services contemplated by the Advisory Agreement, NKT Advisors received a base management fee and incentive compensation calculated as described in “Employees” below. The executive officers of NKT Advisors were also the executive officers of Newkirk. As indicated above, on December 31, 2006, the Merger was consummated. In connection with the Merger, the Advisory Agreement was terminated, and effective January 1, 2007, our affairs are administered by Lex GP. Simultaneous with the consummation of the Merger, Lexington contributed its general partner interest in us which was previously held by Newkirk to Lex GP and all of the units previously held by Newkirk to Lex LP. At December 31, 2006, Lex LP held 31.0% of our outstanding units.

Our Objectives and Strategies

From November 2005 to December 31, 2006, we served as the operating partnership for Newkirk in connection with its umbrella partnership real estate investment trust or “UPREIT” structure. Effective December 31, 2006, we serve as an operating partnership for Lexington in connection with its UPREIT structure. Our investments are primarily limited to “net lease assets” although, as leases expire with respect to net-lease assets we may hold non-net lease assets. Further, subject to the approval of Lexington’s board of trustees and certain contractual restrictions, we may hold interests in non-net lease assets.

Our primary long-term business objectives are to increase cash flow available for distribution to our unitholders and net asset value per unit. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next three years, as the primary terms of these existing leases expire, the cash flow attributable to the existing properties will decline. In the short term, we will measure our performance by our success in replacing the built-in step down in cash flow with new rents derived from the execution of our acquisition program and management of the existing property lease rollover.

•	Portfolio Growth Through Acquisitions: We intend to employ our cash reserves as well as redeploy a portion of our cash flow from operations and property sales, net of distributions, to:

•	acquire individual net leased properties and portfolios of net leased properties;

•	complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

•	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

•	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

•	acquire senior and subordinated loans secured by mortgages, mezzanine loans secured by ownership interests in entities that own properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to properties; and

•	participate in development projects relating to net lease properties.

•	Actively Managing Our Lease Rollover: We intend to manage our existing properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon termination of a property’s lease, we intend to extend the lease or re-lease the property to a new tenant. If we are unable to extend a lease or re-lease property on a net lease basis, our general intention is to either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions, we may elect to retain non-net leased properties so as to maximize returns.

•	Selective Debt Refinancing: We intend to refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

•	Strategic Alliances: Where opportunity arises we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets.

Our Assets

General

As of December 31, 2006, our primary assets consisted of interests in approximately 169 properties containing an aggregate of approximately 17,605,308 square feet of space located in 33 states. At December 31, 2006, 159 of these properties containing an aggregate of approximately 17,032,080 square feet were leased and the remaining 10 properties were unleased and remain unleased. Substantially all tenant leases provide for multiple tenant renewal options at fixed rents. See “Item 2. Properties” below for additional information with respect to our properties.

In addition to our properties, we also own:

•	A 50% ownership interest in Concord Debt Holdings LLC (formerly known as 111 Debt Holdings, LLC) (“Concord”), an entity formed to acquire and originate loans secured directly or indirectly by real property;

•	interests in first and second mortgage loans and unsecured debt;

•	equity interests in various entities (including other REITs) that own net leased assets; and

•	majority ownership of a management company that provides asset management services to our subsidiaries and other real estate limited partnerships.

Concord Joint Venture

On March 31, 2006, we entered into a joint venture with WRT Realty L.P., the operating partnership for Winthrop Realty Trust (NYSE: FUR) (“Winthrop”), to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Each of us and Winthrop have committed to invest $100,000,000 in Concord. In addition, Concord has entered into (i) a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, and (ii) a $200,000,000 repurchase agreement with Bear Stearns International Ltd. As of December 31, 2006, $43,893,000 was outstanding under these facilities. As a result of our investments in Concord, we expect that most of our loan investments will be made through the Concord joint venture.

On December 21, 2006, Concord consummated its first CDO (collateralized debt obligation). The CDO issued an aggregate of $376,650,000 of investment grade-rated debt. Concord retained an equity interest in the portfolio with a notional amount of $88,000,000.

Loan Receivables

1. T-Two Loans

We hold first and second non-recourse mortgages with an outstanding balance of $18,052,000 at December 31, 2006, the obligors for which are affiliated entities. We have valued these notes at zero for financial reporting purposes. These mortgages are secured solely by the applicable obligor’s property and have interest rates ranging from 9% to 13% and mature on dates from 2014 to 2022.

2. El Segundo Mortgage Loan

We also own a second mortgage loan on a property in El Segundo, California in which we hold a 53% interest. The mortgage loan was acquired for $6,250,000 which represented its principal balance and accrued interest. The mortgage loan bears interest at 8.0% per annum and matures in December 2023. This note eliminates in consolidation for financial reporting purposes.

3. Chicago Athletic Loan

On December 29, 2005, a consolidated joint venture in which we hold a 50% interest made a $6,500,000 first mortgage loan to the Chicago Athletic Association. The loan is secured by a property solely occupied by the Chicago Athletic Association, bears interest at 8.5% per annum, requires monthly payments of approximately $52,000 and matures on December 15, 2010, at which time the outstanding principal balance of the loan is expected to be approximately $6,050,000.

Investment in Debt Securities

We also own the three most junior classes of interests in a securitized pool of first mortgages which previously included first mortgage loans encumbering a number of our properties and other properties owned by a partnership controlled by our former affiliate. In connection with the KeyBank loan obtained in 2005 (see “KeyBank Loan” below), the risk of loss on account of these classes of interest have effectively been eliminated as we were required to “defease” the securitized pool of first mortgages. By defeasing the pool of mortgages, we acquired United States government securities with maturities sufficient to make the required payments on the various mortgage loans constituting the pool. As a result, the securitized pool is collateralized by the United States government securities, two of our properties and one other property owned by a partnership controlled by our former affiliate. In general, the classes of interests in the pool represent priorities of payments. When a payment is made by us on one of these loans, the first amounts are used to make the required payments to the holders of senior interests.

The interests we hold are summarized as follows:

	Class E	Class F	Class G
	Certificate	Certificate	Certificate

Contractual Principal Amount at December 31, 2006	$4,824,000	$3,859,000	$5,793,625
Interest Rate	8.28%	8.28%	8.28%

The Management Company

We own a 50.01% interest in Newkirk Capital LLC. Newkirk Capital LLC’s wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management services to most of our property owning subsidiaries and six other limited partnerships. In 2006 and 2005, approximately $5,199,000 and $6,269,000, respectively, of asset management fees were paid, or accrued for payment, to Newkirk Asset Management LLC. For financial statement purposes, management fees of approximately $4,951,000 and $5,982,000 were eliminated in consolidation as such fees were paid by entities in which we own all or a portion of the equity interests.

The 49.99% minority interest in Newkirk Capital LLC is owned by Administrator LLC, an unaffiliated third party. Administrator LLC is entitled to receive 100% of the distributions paid by Newkirk Capital LLC until Administrator LLC receives $2,754,000 annually and thereafter the balance of the distributions are paid to us. Income is allocated to Administrator LLC based on the distributions it receives. The allocation of income and payments to Administrator LLC are treated as minority interest expense and distributions to minority interest partners, respectively, in the financial statements. Administrator LLC acquired its minority interest in 1997 in connection with the sale by the principals of Administrator LLC of various assets that were eventually acquired by us in the exchange.

2006 Transactions and Subsequent Events

Property Matters

Sales

In June 2006, we received notice from The Kroger Company exercising their option to purchase three properties. Two properties are located in Louisville, Kentucky, and one property is located in Columbus, Ohio. The purchase price is based on the appraised value of the properties as provided for by the terms of the leases.

On July 13, 2006, we sold 50 retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contained an aggregate of approximately 2,300,000 square feet and had current lease terms expiring over the next 5.5 years. After closing costs, we received net proceeds of approximately $159,000,000, $21,000,000 of which were used to pay down the note payable. The balance of the net proceeds were deposited with a qualified intermediary for use in tax free exchanges pursuant to Section 1031 of the Code including approximately $49,000,000 which were used to reimburse us for reverse 1031 exchanges in connection with the previously acquired property located in Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. The balance of the proceeds were used for subsequent acquisitions by us.

On September 29, 2006, we sold our Toledo, Ohio property leased to Owens-Illinois for a purchase price of $33,000,000, consisting of $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property. The purchaser, an unaffiliated third party, RVI Group, was the residual value insurer with respect to the property. Owens-Illinois had advised us that it would be vacating the property at the expiration of its lease term on September 30, 2006.

In June 2005, we entered into an agreement with Honeywell International, Inc. (“Honeywell”), the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and we granted the tenant an option to purchase the properties in 2007 for $41,900,000. Honeywell exercised their option and on February 1, 2007 the properties were sold and the net proceeds were deposited with a qualified intermediary for use in tax free exchanges pursuant to Section 1031 of the Code.

In February 2007, we entered a purchase and sale agreement with an unaffiliated third party for our vacant property located in Littleton, Colorado for $2,400,000.

Acquisitions

The following table sets forth the properties acquired by us during 2006:

		Approximate		Gross
Type of Property	Location	Square Feet	Primary Tenant	Purchase Price

Office building	Bridgewater, NJ	115,500	Biovail Pharmaceuticals	$21,150,000
2 office buildings	Lisle, IL	99,500	National Louis University	$15,250,000
2 warehouse/distribution centers	Rockford, IL	240,000	Jacobson Companies	$10,550,000
Distribution	Statesville, NC	639,600	La-Z-Boy Greensboro Inc.	$20,500,000
Office building	Rochester, NY	226,000	The Frontier Corporation	$26,400,000
Office building	Rockaway, NJ	95,500	BASF Corporation	$22,185,000
Office building	Glenwillow, OH	458,000	Royal Appliance	$23,300,000
Cold storage warehouse	McDonough, GA	201,600	Atlas Cold Storage	$24,000,000
Warehouse	Columbus, OH	744,800	ODW Logistics Inc.	$16,355,000
Warehouse and distribution	Lumberton, NC	308,000	Quickie Manufacturing Corporation	$15,342,000
Warehouse	Cincinnati, OH	247,000	Hillman Group	$9,550,000

In addition to the foregoing real properties, we acquired:

•	a parcel of land in Baltimore, Maryland, which is adjacent to an existing property, for a gross purchase price of $1,800,000 on which we expect to construct a parking garage.

•	additional limited partnership units in five partially-owned partnerships, two of which were consolidated entities, pursuant to tender offers. The purchase price of these interests aggregated $1,681,000, $986,000 of which was paid in cash and the remainder of which was paid through the issuance of 32,192 units (on a post Merger split basis).

•	an additional minority interest in two consolidated entities for $98,000 and an additional limited partnership interest in an unconsolidated entity for $8,000.

•	additional limited partnership units in two partially-owned partnerships, one of which is a consolidated entity. The purchase price of these interests aggregated $63,000, $34,000 of which was paid in cash and the remainder of which was paid through the issuance of approximately 1,343 units (on a post Merger split basis).

Leasing

As of March 1, 2007, our properties were 96.7% leased.

The following significant leases were entered into during 2006:

•	During the first quarter of 2006, we executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by us, is required to provide the tenant with $21,500,000 in tenant improvement allowances and rent concessions through 2009. As of December 31, 2006, $15,000,000 of the tenant improvement allowance was unpaid. The tenant improvement allowance is a lease incentive and is being amortized as a charge against rental income over the life of the lease. During the fourth quarter, we terminated Raytheon Company’s renewal option for the remaining 37% of the space pursuant to its original lease for a payment of $2,000,000, which we expensed in 2006. We entered into a five-year lease with Direct TV, Inc., the current subtenant for this space, commencing January 1, 2009.

•	On July 25, 2006, we entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term through July 2019. Annual rental income from the property was increased by 9.5% effective August 2006, with further increases of 5% every three years. In connection with this lease modification, we provided the tenant with an $11,500,000 tenant improvement allowance on August 1, 2006. The tenant improvement allowance is treated as a lease incentive and as such is being amortized into rental income over the life of the lease.

•	We entered into a lease extension with Federal Express Corporation for our 521,000 square foot office property located in Memphis, Tennessee through June 2019. The per square footage rental rate was modified to range between $13.00 and $14.11 per annum. The tenant retained the right to renew the lease at the end of the extended term for four, five-year terms as provided in the original lease.

•	We entered into a lease renewal, through July 2014, with Entergy Gulf States for 125,000 square feet at our 426,000 square foot Beaumont, Texas property. The extension provides for rent per square foot of $8.50 per annum.

Financings

During 2006, we obtained first mortgage financing on our properties totaling $82,055,000. The following table sets forth for each loan, the property location, original principal amount, the interest rate, monthly payments, and maturity date:

Property Location	Principal Amount	Interest Rate	Monthly Payments	Maturity Date

Bridgewater, NJ	$14,805,000	5.732%	(1)	3/6/16
Lisle, IL	$10,450,000	6.500%	(2)	6/1/16
Rochester, NY(4)	$39,800,000	6.210%	(3)	8/1/16
Statesville, NC(4)
Rockford, IL(4)
Glenwillow, OH	$17,000,000	6.130%	(2)	9/6/16

(1)	Interest only for first 5 years, then $68,000.

(2)	Interest only for first 2 years, then principal and interest based on a 30 year amortization.

(3)	Interest only for first 2 years, then $244,000.

(4)	These properties are cross collateralized.

In addition, on January 30, 2007, we obtained financing on our property in McDonough, Georgia of $23,000,000. The loan bears interest at a fixed rate of 6.11% and matures in November 2017.

We refinanced approximately $43,800,000 in mortgage loans secured by our properties in El Segundo, California with a new non-recourse mortgage loan in the original principal amount of $55,000,000, which bears interest at a fixed rate of 5.675% and matures in December 2016.

Miscellaneous

On January 15, 2006, we entered into a strategic alliance with U.S. Realty Advisors, LLC (“US Realty”), a leading net-lease property advisor, pursuant to which we expect to acquire single-tenant assets sourced by US Realty. Pursuant to our agreement with US Realty, we are obligated to pay to US Realty a fee of 1.5% of the gross purchase price for properties acquired that were offered to us by US Realty upon the consummation of such purchase and an economic interest for additional services to be provided by US Realty equal to 25% of all cash flow and net capital proceeds after we receive a return of all our invested capital plus a 12% internal rate of return. We have acquired one property under this agreement.

Lending Activities

See “Our Assets — Loan Receivables — Chicago Athletic Loan” above.

Loan Obligations

KeyBank Loan

In August 2005, we refinanced our then existing loan with Bank of America with a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance of $547,199,000 and $593,463,000 at December 31, 2006 and December 31, 2005, respectively, and bears interest at our election at a rate equal to either (i) the LIBOR Rate plus 175 basis points or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two, one-year extensions and will require monthly payments of interest only. In addition, the loan requires quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods.

We are also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on our assets and the assets of our subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by us or our subsidiaries. We can prepay the loan in whole or in part at any time with no premium. The loan contains customary financial and other covenants which we were in compliance with as of December 31, 2006 and 2005.

We entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance through August 11, 2010; (ii) a LIBOR rate cap agreement at 5% with Bank of America, N.A. for $295,000,000 through November 2006; and (iii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000.

The following is a summary of scheduled principal maturities, excluding principal payments resulting from anticipated property sales, by year, of our total debt on the KeyBank/Bank of America loan:

Year	Amount

2007	$7,500,000
2008	539,699,000	(1)

	$547,199,000

(1)	Unless extended in which event a $10,000,000 per annum principal payment is required during the extension period.

Subsequent to December 31, 2006, the KeyBank loan was satisfied and the rate swap agreement terminated.

Revolving Credit Line

On April 7, 2006, we entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000,000. We elected to terminate the revolving credit agreement in December 2006 in accordance with the terms of the revolving credit loan. We did not borrow any amounts under the revolving credit facility.

Mortgage and Contract Right Mortgage Debt

For information relating to our mortgage and contract right mortgage debt see “Item 8. Financial Statements — Note 5.”

Exchangeable Guaranteed Notes

During the first quarter of 2007, we completed offerings of $450,000,000, 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”). The Exchangeable Notes are due in 2027 but can be put to us commencing in 2012 and every five years thereafter through maturity. The Exchangeable Notes are convertible by the holder into common shares of Lexington at a price of $25.25 per share, however, the principal balance must be satisfied in cash. Approximately $439,000,000 of net proceeds were used to pay down the KeyBank loan.

Employees

At December 31, 2006, we had no employees. During the first quarter of 2006, our Advisor hired two dedicated employees to perform acquisition, disposition and investment services for us. The costs of these employees were reimbursed by us.

Pursuant to the Advisory Agreement, NKT Advisors administered our affairs (as well as those of Newkirk) during 2006 including seeking, servicing and managing our investments subject to the approval of Newkirk’s Board of Directors or to the extent permitted, its officers. The Advisory Agreement had an initial term scheduled to expire December 31, 2008, with annual automatic renewals unless either party elected not to renew. NKT Advisors, in turn, had entered into a Sub-Advisory Agreement with WRP the entity that provided services to us prior to the Newkirk IPO. Accordingly, employees of WRP continued to indirectly provide the same services to us that they directly provided prior to the Newkirk IPO.

Pursuant to the Advisory Agreement, we were required to pay a base management fee to NKT Advisors, which fee was payable quarterly in arrears, equal to the greater of (A) $4,800,000 or (B) 1.5% per annum of (1) $273,560,625 (which represents the gross purchase price paid for shares of the REIT’s common stock in connection with the Newkirk IPO and the sale of common stock to Winthrop Realty Trust (excluding shares issued to Winthrop Realty Trust in respect of the assignment of its exclusivity right) net of underwriting discounts plus (2) the sum of the net proceeds from any additional primary issuances of REIT common or preferred equity or from the issuance by us of units, each after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuances, plus (3) as and when, if at all, Apollo sells or converts for shares, in whole or from time to time, up to 5,000,000 units, utilizing a deemed value per unit equal to the lesser of (x) $19.00 and (y) the per share price at which such units are sold or, if converted, the closing price of the REIT’s common stock on the day on which such units are converted less (4) any amount that the REIT or we pay to repurchase shares of REIT common stock or any units (other than amounts paid with proceeds of the Newkirk IPO to purchase interests units from existing limited partners).

In addition to the base management fee, NKT Advisors was entitled to an incentive management fee at such time, if at all, as our adjusted funds from operations exceeded certain thresholds. In connection with the Merger, the Advisory Agreement was terminated early and we paid to NKT Advisors a termination payment of $12,500,000.

We are now a subsidiary of Lexington, the sole owner of our general partner. Lexington, through our general partner, administers our affairs, including servicing and managing our investments subject to the approval of Lexington’s Board of Trustees, or, to the extent permitted, its officers. At December 31, 2006, Lexington had 56 employees.

Competition

We expect to face significant competition for our targeted investments. We intend to capitalize on the acquisition and investment opportunities that our senior management may bring to us as a result of its acquisition experience. Through its broad experience, our senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believe that our advisor’s significant real estate management infrastructure will provide us with the economies of scale associated with its current business operations and thus will provide us with a competitive advantage when bidding on investment opportunities.

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

Environmental Regulations

Under various federal, state and local laws and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation or removal of such substances may be substantial. In addition, the owner’s liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner’s ability to sell or lease the property or to borrow using the property as collateral. Under such laws and regulations, an owner or entity who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of all such substances at such facility, whether or not such facility is owned or operated by such person. Some laws and regulations impose liability for the release of certain materials into the air or water from a property, including asbestos, and such release can form the basis for liability to third parties for personal injury or other damages. Other laws and regulations can limit the development of and impose liability for the disturbance of wetlands or the habitats of threatened or endangered species.

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

Segment Data

We operate in one business segment — net lease assets.

Additional Information About Us

Lexington makes the following materials available free of charge through their website at www.lxp.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

•	Lexington’s and our annual reports on Form 10-K and all amendments thereto;

•	Lexington’s and our quarterly reports on Form 10-Q and all amendments thereto;

•	Lexington’s and our current reports on Form 8-K and all amendments thereto; and

•	various other filings that we or Lexington make with the SEC.

We will provide a copy of the foregoing materials without charge to anyone who makes a written request to our Investor Relations Department, 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114.

We also intend to promptly disclose on Lexington’s website any amendments that are made to, or waivers for Lexington’s trustees or executive officers that are granted from, the Code of Business Conduct and Ethics.

Item 1A.	Risk Factors

Set forth below are material factors that may adversely affect our business and operations. All references to the “Partnership,” “we,” “our” and “us” in this Item 1A mean The Lexington Master Limited Partnership and all entities owned by it, including non-consolidated entities, except where it is made clear that the term means only the parent company.

We are subject to risks involved in single tenant leases.

We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property.

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our rental revenues. As of December 31, 2006, our 10 largest tenants/guarantors, which occupied 111 properties, represented approximately 63% of our rental revenue for the year ended December 31, 2006, including rental revenue recognized from properties sold through the respective date of sale. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with the re-leasing.

We could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

We have incurred, and except to continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Our partnership agreement does not limit either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

The KeyBank facility contains cross-default provisions to other indebtedness. In the event of a default on such other material indebtedness, the indebtedness under the KeyBank facility could be accelerated. Depending upon the amount of indebtedness under the KeyBank facility, such an acceleration could have a material adverse impact on our financial condition and results of operations. The current KeyBank facility also contains various covenants which limit the amount of secured, unsecured and variable-rate indebtedness we may incur and restricts the amount of capital we may invest in specific categories of assets in which we may otherwise want to invest.

Market interest rates could have an adverse effect on our borrowing costs and net income.

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. As of December 31, 2006, we had outstanding $547.2 million in variable-rate indebtedness which represents 65% of our total mortgages and notes payable. The indebtedness under the KeyBank facility is subject to an interest rate swap and cap agreement, which has the effect of fixing the interest rate on the indebtedness. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and net income.

In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates.

We face risks associated with refinancing.

Some of our properties are subject to mortgage notes with balloon payments due at maturity. As of December 31, 2006, the scheduled balloon payments, including amounts due under the KeyBank loan, for our consolidated properties for the next five calendar years are as follows:

2007	$0;
2008	$534.8 million;
2009	$23.8 million;
2010	$0
2011	$0

Our ability to make the scheduled balloon payments will depend upon our ability either to refinance the related mortgage debt or sell the related property.

Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, the lease terms of the mortgage properties, our equity in the mortgage properties, our financial condition, the operating history of the mortgaged properties and tax laws. If we are unable to obtain sufficient financing to fund the scheduled non-recourse balloon payments or to sell the related property at a price that generates sufficient proceeds to pay the scheduled non- recourse balloon payments, we would lose our entire investment in the related property.

We face uncertainties relating to lease renewals and re-letting of space.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our unitholders will be adversely affected due to the resulting reduction in rent receipts and increase in our property operating costs. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. The current terms of many of our leases for our properties will expire over the next three years and the renewal rates are substantially lower than the current rates, as noted below.

Certain of our properties are cross-collateralized.

All properties of our subsidiaries that are not encumbered by property specific debt are cross-collateralized under the KeyBank facility and, in addition, one set of four properties is cross- collateralized. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

We face possible liability relating to environmental matters.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties. Although our tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of our tenants to satisfy any obligations with respect to the property leased to that tenant, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of our business, and prior to the acquisition of any property from a third party or as required by our financing sources, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us.

There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:

•	the discovery of previously unknown environmental conditions;

•	changes in law;

•	activities of tenants; or

•	activities relating to properties in the vicinity of our properties.

Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition or results of operations, including funds from operations.

Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.

We carry comprehensive liability, fire, extended coverage and rent loss insurance on most of our properties, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of god that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness of other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

Future terrorist attacks such as the attacks which occurred in New York City, Pennsylvania and Washington, D.C. on September 11, 2001, and the military conflicts such as the military actions taken by the United States and its allies in Afghanistan and Iraq, could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.

Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. These types of terrorist acts could also result in significant damages to, or loss of, our properties.

We and our tenants may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

Competition may adversely affect our ability to purchase properties.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Due to our focus on net lease properties located throughout the United States, and because most competitors are locally and/or regionally focused, we do not encounter the same competitors in each market. Our competitors include our REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to purchase.

Our failure to maintain effective internal controls could have a material adverse effect on our business and operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

If we fail to maintain the adequacy of our internal controls, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and to maintain Lexington’s qualification as a REIT and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, Lexington’s REIT qualification could be jeopardized, and investors could lose confidence in our reported financial information.

We may have limited control over our joint venture investments.

Our joint venture investments constitute a significant component of our growth strategy. Our joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.

One of the joint ventures, Concord, is owned equally by us and a subsidiary of Winthrop. This joint venture, which recently completed a CDO offering, is managed by an investment committee which consists of five members, two members appointed by each of us and Winthrop (with one appointee from each of us and Winthrop qualifying as “independent”) and the fifth member appointed by FUR Holdings LLC, the primary owner of our Advisor and the current external advisor of Winthrop. Each investment in excess of $20,000,000 to be made by this joint venture, as well as additional material matters, requires the consent of three members of the investment committee appointed by us and Winthrop. Accordingly, the joint venture may not take certain actions or invest in certain assets even if we believe it to be in our best interest. Michael L. Ashner, Lexington’s Executive Chairman and Director of Strategic Transactions is also the Chairman and Chief Executive Officer of Winthrop and the Managing Member of FUR Holdings LLC.

Certain of Lexington’s trustees and officers may face conflicts of interest with respect to sales and refinancings.

Michael L. Ashner, Lexington’s Executive Chairman, owns units, and as a result, may face different and more adverse tax consequences than other limited partners will if we sell certain properties or reduce mortgage indebtedness on certain properties. Mr. Ashner may, therefore, have different objectives than our other limited partners regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. Accordingly, there may be instances in which we may not sell a property or pay down the debt on a property even though doing so would be advantageous to our other limited partners. In the event of an appearance of a conflict of interest, the conflicted trustee or officer must recuse himself or herself from any decision making or seek a waiver of Lexington’s Code of Business Conduct and Ethics.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions will be limited. Our general partner may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition and financing policies without a vote of our limited partners.

Inability to carry out our growth strategy could adversely affect our financial condition and results of operations.

Our growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs such as joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the acquisition of a newly constructed property. We typically provide a developer with a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant. Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected.

Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment and new project development are subject to numerous risks, including risks of construction delays, cost overruns or force majure events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.

We anticipate that some of our acquisitions and developments will be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that will result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed or cash available for distribution may be adversely affected.

Concentration of ownership by certain investors.

As of December 31, 2006, Michael L. Ashner and former executive officers and employees of NKT Advisors, our former external advisor, collectively own 1,595,084 of the outstanding units, and Mr. Ashner, Vornado and Apollo collectively owned 27,684,378 voting units.

Our future growth will depend in part on our ability to raise additional capital. We raised additional capital through the issuance of equity securities, the interest of holders, or prospective holders, of Lexington common shares could be diluted. Likewise, Lexington’s board of trustees will be authorized to cause Lexington to issue preferred shares in one or more series, the holders of which would be entitles to dividends and voting and other rights as Lexington’s board of trustees determines, and which could be senior to or convertible into Lexington common shares. Accordingly, an issuance by Lexington of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of the notes and/or Lexington common shares.

We are dependent upon Lexington and its personnel and the terms of Mr. Ashner’s employment agreement with Lexington affects our ability to make certain investments.

We are dependent upon Lexington and its personnel whose continued service is not guaranteed. We will be dependent on Lexington and its executive officers for strategic business direction and real estate experience.

Lexington is party to an employment agreement with Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer. Pursuant to Mr. Ashner’s employment agreement, Mr. Ashner may voluntarily terminate his employment with Lexington and become entitled to receive a substantial severance payment if we acquire or make an investment in a non-net lease business opportunity during the term of Mr. Ashner’s employment. This provision in Mr. Ashner’s agreement may cause us not to avail ourselves of those other business opportunities due to the potential consequences of acquiring such non-net lease business opportunities.

Our inability to retain the services of Lexington and its personnel or our loss of any of their services could adversely impact our operations. We do not have key man life insurance coverage on Lexington’s executive officers.

Our investments in REIT securities are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in equity real estate securities.

Our investments in REIT securities involve special risks. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks described herein including: (i) risks generally incident to interests in real property; (ii) risks associated with the failure to maintain REIT qualification; and (iii) risks that may be presented by the type and use of a particular commercial property.

The mortgage loans we invest in are subject to delinquency, foreclosure and loss.

We seek to make commercial mortgage loans directly and through our Concord joint venture that are secured by income producing property. These loans are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; the need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; terrorism; social unrest; and civil disturbances.

In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, including the overall financial condition of the tenant, and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower to whom we have lent money, the loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans we invest in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our subordinate notes, which may result in losses to us.

We invest in subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans. These investments are subordinate to first mortgages on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate notes. Because each transaction is privately negotiated, subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate debt that we intend to invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

We invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. We may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

We invest in a variety of subordinate mortgage-backed securities and sometimes hold a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such “first loss” securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the “first loss” securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

Our rights to the collateral underlying securities in which we invest may be unenforceable.

Loans underlying the securities in which we invest are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to material assets or groups of assets serving as collateral for the securities in which we invest, we could be adversely affected.

Interest rate fluctuations may reduce the spread we earn on our interest-earning investments and may reduce our net income.

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. Although we seek to finance our assets on a match-funded basis and mitigate the risk associated with future interest rate volatility, we are subject to credit risk and interest rate risk with respect to our investments in real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes.

Our investments in real estate securities, mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans are subject to changes in credit spreads and if spreads widen, the value of our loan and securities portfolios would decline.

Our investments in real estate securities are subject to changes in credit spreads. The value of these securities is dependent upon the yield demanded on these securities by the market based on the underlying credit. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these real estate securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Such changes in the market value of our portfolio may adversely affect our net equity or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

The value of our investments in mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans are also subject to changes in credit spreads. The majority of the loans we invest in are floating rate loans valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to our loan portfolio would affect us in the same way as similar losses on our real estate securities portfolio as described above.

Prepayment rates can increase, adversely affecting yields on our investments.

The value of our assets may be affected by prepayment rates on mortgage loans underlying the securities in which we intend to invest. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

We may engage in hedging transactions that may limit our gains or result in losses.

We may use derivatives to hedge our liabilities and this has certain risks, including:

•	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations; and

•	we may have to pay certain costs, such as transaction fees or brokerage costs.

Lexington’s Board of Trustees has adopted a general policy with respect to our use of interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge as much of the interest rate risk as our advisor determines is in the best interest of Lexington’s holders of beneficial interests, given the cost of such hedges and the need to maintain Lexington’s status as a REIT. Lexington’s Board’s policy does not set forth specific policies and procedures for the use of these instruments. We may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during the period as a result of the use of derivatives.

Distribution requirements imposed by law limit our flexibility.

To maintain Lexington’s status as a REIT for federal income tax purposes, we are generally expected to distribute to our unitholders at least 90% of our taxable income for that calendar year. To the extent that Lexington satisfies the distribution requirement, but distribute less than 100% of our taxable income, Lexington will be subject to federal corporate income tax on our undistributed income. In addition, Lexington will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our unitholders to comply with the distribution requirements of Lexington. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Lexington’s Declaration of Trust and applicable law may hinder any attempt to acquire it and, because it is the sole owner of our general partner, us.

Limitations imposed to protect Lexington’s REIT status.  For Lexington to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of Lexington’s outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined for federal income tax purposes to include certain entities) during the last half of each taxable year, and these capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year for which a REIT election is made).

In order to protect Lexington against the loss of its REIT status, Lexington’s declaration of trust limits any shareholder from owning more than 9.8% in value of its outstanding shares, subject to certain exceptions.

Actual or constructive ownership of Lexington’s capital shares in excess of the share ownership limits contained in its declaration of trust would cause the violative transfer or ownership to be void or cause the shares to be transferred to a charitable trust and then sold to a person or entity who can own the shares without violating these limits. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.

These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of Lexington capital shares in violation of the ownership limitations. The ownership limits discussed above may have the effect of delaying, deferring or preventing someone from taking control of Lexington, even though a change of control could involve a premium price for the common shares or otherwise be in shareholders’ best interests.

Severance payments under employment agreements.  Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of Lexington’s executives upon a change of control. Lexington has entered into employment agreements with seven of its executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of Lexington’s outstanding securities, the sale of all or substantially all of Lexington’s assets, dissolution, the acquisition, except from us, of 20% or more of Lexington’s voting shares or a change in the majority of Lexington’s board of trustees), those executive officers would be entitled to severance benefits based on their current annual base salaries and recent annual bonuses, as defined in the employment agreements. The provisions of these agreements could deter a change of control of Lexington. Accordingly, these payments may discourage a third party from acquiring us.

Limitation due to Lexington’s ability to issue preferred shares.  Lexington’s declaration of trust authorizes the board of trustees to issue preferred shares, without shareholder approval. The board of trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of Lexington, even if a change in control were in shareholders’ best interests. As of the date of this annual report, Lexington had outstanding 3,160,000 Series B Preferred Shares that it issued in June 2003, 3,100,000 Series C Preferred Shares that it issued in December 2004 and January 2005; 6,200,000 Series D Preferred Shares that it issued in February 2007 and one share of special voting preferred stock issued in December 2006 in connection with the Merger. Lexington’s Series B Preferred Shares, Series C Preferred Shares, Series D Preferred Shares and its special voting preferred stock include provisions that may deter a change of control. The establishment and issuance of shares of Lexington’s existing series of preferred shares or a future series of preferred shares could make more a change of control of Lexington more difficult.

Limitation imposed by the Maryland Business Combination Act.  The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, 10% or more of the voting power of Lexington’s then-outstanding voting shares, but a person is not an interested shareholder if the board of trustees approved in advance the transaction by which he otherwise would have been an interested shareholder.

Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire Lexington and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders’ best interests. In connection with Lexington’s merger with Newkirk, certain holders of units were granted a limited exemption from the definition of “interested shareholder.”

Maryland Control Share Acquisition Act.  Maryland law provides that “control shares” of a Maryland REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquiror, by Lexington’s officers or by employees who are Lexington trustees are excluded from shares entitled to vote on the matter. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders’ meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders’ meeting and the acquiror becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under Lexington’s bylaws will be subject to the Maryland Control Share Acquisition Act. Lexington’s bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of its shares. Lexington cannot assure you that this provision will not be amended or eliminated at any time in the future.

Risks Specific to Our Investment in Concord

In addition to the risks described above relating to loans, our investment in Concord is subject to the following additional risks:

Concord may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require Concord to seek more costly financing for its real estate securities investments or to liquidate assets.

Concord acquires investment and non-investment grade real estate securities and finances them on a long-term basis through the issuance of CDOs. Prior to a new investment grade CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO, known as the warehouse accumulation period. During this period, Concord directs the acquisition of securities under one or more warehouse facilities from warehouse providers that will be the lead managers of the CDO. The warehouse providers then purchase the securities and hold them on their balance sheet. Concord contributes cash and other collateral which is held in escrow by the warehouse providers to back Concord’s commitment to purchase equity in the investment grade CDO and to cover its share of losses should securities need to be liquidated. As a result, we are subject to the risk that Concord will not be able to acquire, during the period that its warehouse facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to Concord when it does have a sufficient pool of collateral. If Concord is unable to issue a CDO to finance these assets or if doing so is not economical, Concord may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

Concord’s warehouse facilities and its CDO financing agreements may limit its ability to make investments.

In order for Concord to borrow money to make investments under its warehouse facilities, its warehouse providers have the right to review the potential investment for which Concord is seeking financing. Concord may be unable to obtain the consent of its warehouse providers to make investments that it believes are favorable to it. In the event that Concord’s warehouse providers do not consent to the inclusion of the potential asset in the warehouse facility, Concord may be unable to obtain alternate financing for that investment. Concord’s warehouse provider’s consent rights with respect to its warehouse facility may limit Concord’s ability to execute its business strategy.

In addition, each CDO financing that Concord engages in will contain certain eligibility criteria with respect to the collateral that Concord seeks to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, Concord may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to Concord’s CDOs may limit its ability to execute our business strategy.

The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.

Concord uses credit facilities in the nature of repurchase agreements to finance some of its investments, primarily on an interim basis. If the market value of the loans pledged or sold by Concord to a funding source decline in value, Concord may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. Concord may not have the funds available to pay down its debt, which could result in defaults. Posting additional collateral to support its credit facilities will reduce its liquidity and limit its ability to leverage its assets. In the event Concord does not have sufficient liquidity to meet such requirements, lending institutions can accelerate its indebtedness, increase interest rates and terminate its ability to borrow. Such a situation would likely result in a rapid deterioration of Concord’s financial condition and solvency.

Concord’s future investment grade CDOs will be collateralized with real estate securities that are similar to those collateralizing its existing investment grade CDO issuance, and any adverse market trends that affect these types of real estate securities are likely to adversely affect Concord’s CDOs in general.

Concord’s existing investment grade CDO issuance is collateralized by fixed and floating rate CMBS, whole first mortgage loans, mezzanine loans, participations in first mortgage loans and mezzanine loans, REIT debt and real estate CDOs, and we expect that Concord’s future issuances will be backed by similar securities. Any adverse market trends that affect the value of these types of securities will adversely impact the value of Concord’s interests in the CDOs and, accordingly, our interest in Concord. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of CMBS issued in a particular year, or changes in federal income tax laws that could affect the performance of debt issued by REITs.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

Some of Concord’s investments are rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on our financial condition.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

Concord has purchased, and expects to purchase in the future, subordinate classes of bonds in its CDO financings. The terms of the CDO securities issued by Concord include and will include coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, Concord’s failure to satisfy the coverage tests could adversely affect our operating results and cash flows.

Certain coverage tests (based on delinquency levels or other criteria) may also restrict Concord’s (and, accordingly, our) ability to receive net income from assets pledged to secure the CDOs. We cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to Concord (and, accordingly, us). Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to Concord (and, accordingly, us). If Concord’s assets fail to perform as anticipated, Concord’s over-collateralization or other credit enhancement expense associated with its CDOs will increase.

Item 1B.	Unresolved Staff Comments

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2006, our primary assets consisted of 169 properties. Of these properties, 138 properties were wholly-owned, and 31 properties were owned by entities controlled by us or our affiliates and whose operations are consolidated for financial statement purposes with ours.

Many of our properties and the consolidated properties are net-leased to investment grade corporate tenants. At December 31, 2006 we had 10 properties that were not subject to leases. These properties contained an aggregate of approximately 573,000 square feet or approximately 3.3% of the total space of all properties. Our remaining properties are mostly net leased to various tenants. The leases are similar in many respects and generally: (i) provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; (ii) obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; (iii) require the tenant to maintain insurance against casualty and liability losses; (iv) permit the tenant to sublet the property; and (v) afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that continued use and occupancy of the property would be uneconomic or unsuitable. Many of the leases grant the tenant an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a purchase price equal to the fair market value of such property. We maintain insurance on properties that are not leased and the general partner believes that our properties are adequately covered by insurance.

The following table sets forth certain information on our properties and the consolidated properties as of December 31, 2006 including discontinued operations. Except as otherwise indicated in the table, we own 100% of the improvements and land constituting the property.

		Approximate
		Leaseable		Current
		Building		Term Lease
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*

OFFICE:
AR	Little Rock	36,311	Entergy	10/31/10
AR	Pine Bluff	27,189	Entergy	10/31/10
CA	El Segundo(4)	184,636	Raytheon Company	12/31/18
CA	El Segundo(4)	184,636	Raytheon Company/Direct TV, Inc.	12/31/13
CA	Irvine(10)	200,000	Assoc. First Financial Corp./Citigroup	09/8/08
CA	Long Beach(1)(3)	478,437	Raytheon Company	12/31/08
CA	Pleasanton(1)(13)	41,760	NK Leasehold	11/30/09
CA	San Francisco (13)(16)	169,846	Multi-tenant	Various
CA	Walnut Creek(1)	54,528	Hercules Credit, Inc.	08/31/07
CO	Colorado Springs	71,000	Federal Express Corporation	04/30/08
CT	Clinton(1)(6)	41,188	Chesebrough Ponds/Unilever	12/19/08
FL	Orlando	357,280	Harcourt Brace & Company (Reed Elsevier, Inc.)	03/31/09
FL	Orlando(1)	184,000	Honeywell, Inc.	05/01/08
IL	Lisle	85,532	National Louis Univ.	12/31/19
IL	Lisle	13,882	Multi-tenant	Various
IN	Columbus(1)	390,100	Cummins Engine Company Inc.	07/31/19
LA	New Orleans(1)(7)	222,432	Hibernia Bank	09/08/08
LA	New Orleans(1)(7)	180,595	Hibernia Bank	09/08/08
MD	Baltimore(1)	530,000	St. Paul Fire and Marine Insurance Co.	09/30/09
MO	Bridgeton	52,994	BJC Health System	03/31/13
NJ	Bridgewater	115,558	Biovail Pharmaceutical	10/31/14
NJ	Carteret(1)	96,400	Pathmark Stores, Inc.	12/31/11
NJ	Elizabeth	30,000	Bank of America	08/31/08
NJ	Morris Township(1)(2)	225,121	Honeywell, Inc.	05/31/08

		Approximate
		Leaseable		Current
		Building		Term Lease
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*

NJ	Morris Township(1)(2)	49,791	Honeywell, Inc.	05/31/08
NJ	Morris Township(1)(2)	136,516	Honeywell, Inc.	05/31/08
NJ	Morristown(1)(2)	316,129	Honeywell, Inc.	05/31/08
NJ	Plainsboro	2,000	Bank of America	08/31/08
NJ	Rockaway	95,500	BASF Corp.	09/30/14
NV	Las Vegas	282,000	Nevada Power Company	01/31/14
NY	Rochester	226,000	Frontier Telephone	12/31/14
OH	Miamisburg(1)	61,229	Reed Elsevier, Inc.	01/31/08
OH	Miamisburg(1)	85,873	Reed Elsevier, Inc.	01/31/08
PA	Allentown	71,230	Wachovia	10/31/10
TN	Johnson City	63,800	Sun Trust Bank	11/30/11
TN	Kingport	42,770	American Electric Power	06/30/08
TN	Memphis	521,286	Federal Express Corporation	06/19/19
TN	Memphis(1)	75,000	The Kroger Co.	07/01/08
TX	Beaumont	49,689	Wells Fargo & Co.	11/30/07
TX	Beaumont(1)(15)	427,104	Entergy	07/31/07
TX	Bedford	206,905	Vacant	Vacant
TX	Dallas	185,000	Wells Fargo & Co.	12/31/07
TX	Garland(10)	278,759	Raytheon Company	05/31/11
WY	Evanston	22,294	Multi-tenanted	Various

TOTAL/AVERAGE OFFICE		7,172,300

RETAIL:
AL	Florence	42,130	The Kroger Co.	07/01/08
AL	Montgomery	60,698	Beasley Development	TBD
AZ	Bisbee(1)	30,181	Safeway, Inc.	03/31/09
AZ	Mesa	2,660	Albertson’s Inc./CSK Auto	01/31/09
AZ	Tucson(1)	37,268	Safeway, Inc.	03/31/09
CA	Atascadero(5)	4,000	Albertson’s Inc./CSK Auto	01/31/09
CA	Beaumont(5)	4,000	Albertson’s Inc./CSK Auto	01/31/09
CA	Corona(1)	9,400	Mark C. Bloome (Goodyear)	09/30/12
CA	Indio(1)	9,600	Mark C. Bloome (Goodyear)	09/30/12
CA	Lake Forest(11)	10,250	Mark C. Bloome (Goodyear)	05/31/09
CA	Mammoth Lakes(1)	44,425	Safeway, Inc.	05/31/12
CA	Morgan Hill(11)	10,250	Mark C. Bloome (Goodyear)	05/31/09
CA	Paso Robles(5)	7,000	Albertson’s Inc./CSK Auto	01/31/09
CA	Pleasanton	175,000	Federated Department Stores	08/31/12
CA	Redlands(11)	11,200	Mark C. Bloome (Goodyear)	05/31/09
CA	San Diego(1)	225,919	Nordstrom, Inc.	12/31/16
CA	Santa Monica	150,000	Federated Department Stores	09/30/12
CA	Tustin(8)	72,000	Mervyn’s	12/31/07
CA	Union City(11)	10,800	Mark C. Bloome (Goodyear)	05/31/09
CA	Ventura	39,600	City of Buenaventura	11/30/13
CA	Yorba Linda(11)	10,800	Mark C. Bloome (Goodyear)	05/31/09
CO	Aurora	41,384	Vacant	Vacant
CO	Aurora(1)	24,000	Safeway, Inc.	05/31/12
CO	Littleton(2)	29,360	Vacant	Vacant
FL	Port Richey	53,820	Vacant	Vacant
FL	Tallahassee	53,820	Vacant	Vacant

		Approximate
		Leaseable		Current
		Building		Term Lease
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*

GA	Atlanta(1)	6,260	Bank of America	12/31/09
GA	Atlanta(1)	3,900	Bank of America	12/31/09
GA	Chamblee(1)	4,565	Bank of America	12/31/09
GA	Cumming(1)	14,208	Bank of America	12/31/09
GA	Duluth(1)	9,300	Bank of America	12/31/09
GA	Forest Park(1)	14,859	Bank of America	12/31/09
GA	Jonesboro(1)	4,894	Bank of America	12/31/09
GA	Stone Mountain(1)	5,704	Bank of America	12/31/09
IL	Rock Falls	27,650	Rock Falls Country Market	09/30/11
IN	Carmel	38,567	Marsh Supermarkets, Inc.	10/31/08
IN	Lawrence	28,721	Marsh Supermarkets, Inc.	10/31/08
KY	Louisville(1)(2)	40,019	The Kroger Co.	12/29/11
KY	Louisville(1)(2)	9,600	The Kroger Co.	01/28/11
LA	Minden	35,000	Safeway, Inc.	11/30/07
MD	Columbia(12)	57,209	Giant Foods/Royal Ahold	12/31/08
MT	Billings(1)	40,800	Safeway, Inc.	05/31/10
NC	Charlotte	33,640	Food Lion, Inc. (Delhaize America Inc.)	10/31/08
NC	Concord	32,259	Food Lion, Inc. (Delhaize America Inc.)	10/31/08
NC	Jacksonville	23,000	Food Lion, Inc. (Delhaize America Inc.)	02/28/08
NC	Jefferson(1)	23,000	Food Lion, Inc. (Delhaize America Inc.)	02/28/08
NC	Lexington	23,000	Food Lion, Inc. (Delhaize America Inc.)	02/28/08
NC	Thomasville	21,000	Food Lion, Inc. (Delhaize America Inc.)	10/31/08
NJ	Garwood	52,000	Pathmark Stores, Inc.	05/31/11
NM	Albuquerque(1)	35,000	Safeway, Inc.	11/30/12
NM	Farmington(5)	3,030	Albertson’s Inc./CSK Auto	01/31/09
NV	Las Vegas(5)	2,800	Albertson’s Inc./CSK Auto	01/31/09
NY	Portchester	59,000	Pathmark Stores, Inc.	10/31/08
OH	Cincinnati(1)	25,628	Vacant	Vacant
OH	Columbus(1)(2)	34,019	The Kroger Co.	12/29/11
OH	Franklin	29,119	Marsh Supermarkets, Inc.	10/31/08
OK	Lawton(1)	30,757	Safeway, Inc.	03/31/09
OR	Grants Pass(1)	33,770	Safeway, Inc.	03/31/09
PA	Doylestown	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Lansdale	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Lima	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08

		Approximate
		Leaseable		Current
		Building		Term Lease
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*

PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Philadelphia	50,000	Pathmark Stores, Inc.	11/30/10
PA	Richboro	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
PA	Wayne	3,800	Meritor Savings Bank (Mellon Bank/Citizens Bank)	08/31/08
SC	Moncks Corner(1)	23,000	Food Lion, Inc. (Delhaize America Inc.)	02/28/08
TN	Chattanooga(1)	42,130	The Kroger Co.	07/01/08
TN	Paris(1)	31,170	The Kroger Co.	07/01/08
TX	Carrolton	61,000	Ong’s Family Grocery	01/31/21
TX	Dallas(1)	68,024	Malones Food Stores	03/31/17
TX	El Paso(5)	2,625	Albertson’s/CSK Auto	01/31/09
TX	El Paso(5)	2,800	Albertson’s/CSK Auto	01/31/09
TX	Fort Worth(1)	44,000	Safeway, Inc.	05/31/12
TX	Garland(1)	40,000	Safeway, Inc.	11/30/07
TX	Granbury(1)	35,000	Safeway, Inc.	11/30/07
TX	Grand Prairie(1)	49,349	Safeway, Inc.	03/31/09
TX	Greenville(1)	48,427	Safeway, Inc.	05/31/11
TX	Hillsboro(1)	35,000	Safeway, Inc.	11/30/07
TX	Houston(1)	52,200	The Kroger Co.	12/29/11
TX	Lubbock(1)	53,820	Vacant	Vacant
TX	Lubbock(5)	2,550	Albertson’s/CSK Auto	01/31/09
UT	Sandy(1)	41,612	Vacant	Vacant
VA	Staunton	23,000	Food Lion, Inc. (Delhaize America Inc.)	02/28/08
WA	Edmonds(1)	35,459	Vacant	Vacant
WA	Graham(1)	44,718	Safeway, Inc.	03/31/09
WA	Milton(1)	44,718	Safeway, Inc.	03/31/09
WA	Port Orchard(1)	27,968	Jubilee Funmonth-to-month
WA	Redmond(1)	44,718	Safeway, Inc.	03/31/09
WA	Spokane(1)	38,905	Safeway, Inc.	03/31/09
WY	Cheyenne	31,420	Vacant	Vacant
WY	Evanston	7,206	Community First Bank (Bank of the West)	03/31/09

TOTAL/AVERAGE RETAIL		3,002,062

INDUSTRIAL:
CA	Long Beach(1)(3)	200,541	Raytheon Company	12/31/08
CA	Palo Alto(1)	123,000	Xerox Corporation	12/13/13
FL	Orlando	205,016	Walgreen Company	03/31/11

		Approximate
		Leaseable		Current
		Building		Term Lease
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*

GA	McDonough	201,583	Atlas Cold Storage	10/31/17
IL	Rockford	150,000	Jacobson	12/31/15
IL	Rockford	90,000	Jacobson	12/31/14
KY	Owensboro(1)(6)	443,380	Chesebrough Ponds/Unilever	12/19/08
ME	North Berwick	820,868	United Technologies Corp.	12/31/10
NC	Statesville	639,600	La-Z-Boy Inc.	4/30/10
NC	Lumberton	308,000	Quickie Warehouse Distribution Corp.	11/30/21
NY	Saugerties(9)	52,000	Rotron Inc/EG&G/URS	12/31/09
OH	Columbus	744,800	ODW Logistics, Inc.	06/30/18
OH	Cincinnati	247,000	The Hillman Group	8/31/16
OH	Glenwillow	458,000	Royal Appliance	07/31/15
SC	N. Myrtle Beach(1)	36,828	Food Lion, Inc. (Delhaize America Inc.)	10/31/08
TN	Franklin(1)	289,330	United Technologies Corp.	12/31/08
TN	Memphis(1)	780,000	Sears, Roebuck & Company	02/28/17
TX	Lewisville	256,000	Xerox Corporation	06/30/08
WI	Windsor(1)	356,000	Walgreen Company	02/28/12

TOTAL/AVERAGE INDUSTRIAL		6,401,946

OTHER:
AZ	Sun City	10,000	Furrs Cafeterias	04/30/12
CA	El Segundo(4)	959,000	Raytheon Company	12/31/18
CO	Ft. Collins	10,000	Lithia Motors	05/31/12
NM	Carlsbad	10,000	Furrs Cafeterias	04/30/12
TX	Corpus Christi	10,000	Furrs Cafeterias	04/30/12
TX	El Paso	10,000	Furrs Cafeterias	04/30/12
TX	McAllen	10,000	Furrs Cafeterias	04/30/12
TX	Victoria	10,000	Furrs Cafeterias	04/30/12

TOTAL/AVERAGE OTHER		1,029,000

GRAND TOTAL/AVERAGE		17,605,308

*	Represents the later of the current lease term or any exercised renewal term options.

(1)	Land held in land estate or pursuant to ground lease.

(2)	See “Item 1. Business-2006 Transactions and Subsequent Events” for information on these properties.

(3)	55.0% interest owned by us.

(4)	53.0% interest owned by us.

(5)	49.9% interest owned by us.

(6)	63.2% interest owned by us.

(7)	48.7% interest owned by us.

(8)	85.6% interest owned by us.

(9)	57.8% interest owned by us.

(10)	60.4% interest owned by us.

(11)	32.1% interest owned by us.

(12)	45.0% interest owned by us.

(13)	Variable interest entity

(14)	The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.

(15)	The tenant has entered into a new lease effective 8/1/07 for seven years for approximately 125,000 square feet.

(16)	The land was purchased on December 27, 2006 for $700,000.

Below is a listing of tenants which accounted for 10% or more of 2006 rental revenues (including discontinued operations) from our properties as of December 31, 2006:

				Percentage of 2006
Tenant(1)	Number of Properties	Square Footage	2006 Rental Revenues	Rental Revenue

Raytheon Company(2)	6	2,286,009	$30,117,999	13.43%
St. Paul Fire and Marine Insurance Co.(3)	1	530,000	25,532,492	11.39%

(1)	The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.

(2)	Properties leased to Raytheon represented approximately 11% of our total assets for financial reporting purposes as of December 31, 2006. Raytheon is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. As of December 31, 2006, no other lessee leased property from us representing more than 10% of our total assets.

(3)	The tenant has publicly announced that they will vacate the building at the end of the current lease term in 2009.

The following charts set forth certain information as of December 31, 2006 concerning expirations of the current lease terms for our properties (assuming no renewals other than those which have already been exercised) from 2007 to 2021:

Lease		Aggregate	Cumulative Percentage of
Expiration	Number of	In-Place	Aggregate
Date	Leases Expiring(1)	Rental Income(1)(2)	Revenues(1)

2007	11	19,942,748	9.70%
2008	50	56,890,205	37.39%
2009	42	38,738,839	56.24%
2010	10	6,135,228	59.23%
2011	9	5,847,339	62.07%
2012	17	9,047,637	66.47%
2013	4	8,220,727	70.47%
2014	8	16,158,989	78.34%
2015	4	2,417,274	79.51%
2016	5	3,190,025	81.07%
2017	4	5,223,442	83.61%
2018	2	19,759,226	93.22%
2019	8	12,467,184	99.29%
2020	—	—	—
2021	2	1,459,425	100.0%

TOTAL PORTFOLIO	176	205,498,288	100.0%

(1)	Covers current term lease expirations only.

(2)	Based on in-place annualized rental income rent excluding discontinued operations as of December 31, 2006.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. After consultation with legal counsel, we are of the opinion that the outcome of such matters is not expected to have a material adverse effect on our ownership, financial condition, management or operation of our properties or business.

Item 4.	Submission of Matters to a Vote of Security Holders

On or about October 16, 2006, we mailed to our limited partners a Definitive Proxy Statement on Schedule 14A with respect to a Special Meeting of Limited Partners held on November 20, 2006 (the “Special Meeting”) at which the consent of limited partners was sought to

•	The appointment of Lex GP as our successor general partner; and

•	The adoption of an amended and restated partnership agreement

The following table sets forth the votes for, against and abstentions for each of the proposals at the Special Meeting

	For	Against	Absentions

Appointment of Lex GP	58,121,593	193,010	155,183
Amended and Restated Partnership Agreement	58,083,516	189,850	196,420

Reference is made to the Definitive Proxy Statement with respect to the Special Meeting for additional information.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

There is no established public trading market for the units. As of December 31, 2006, there were 1,457 holders of record of units.

Distributions

Since January 1, 2005, we have made the following distributions aggregating approximately $161,343,000.

Year Ended December 31, 2005	Per Unit Distribution (1)

2/05	0.32
5/05	0.33
8/05	0.34
1/06	0.34	(2)

	$1.33

Year Ended December 31, 2006

4/06	0.50
7/06	0.50
10/06	0.50
1/07	0.56

$2.06

(1)	Per unit amounts give effect to the November 7, 2005 split and the December 31, 2006 reverse split.

(2)	Represents pro-rated quarterly distribution for the partial fourth quarter of 2005, commencing November 7, 2005 through December 31, 2005 paid to unitholders of record as of December 31, 2005.

We currently anticipate making regular quarterly distributions in respect of our operations in an amount equal to the per common share dividend paid by Lexington, which is currently $0.375 per quarter per common share. However, future distributions are dependent upon many factors, including our earnings, capital requirements, property sales, financial condition and available cash flow. In this regard, the KeyBank/Bank of America Loan requires us to maintain liquid assets of at least $5,000,000 and a minimum consolidated net worth equal to $400,000,000 during the initial loan term and up to $550,000,000 during the last extended term. In addition, under the terms of the loan, we are prohibited from making distributions if our unconsolidated debt service coverage ratio falls below 1.7 during the initial period of the loan or 2.0 during the extension periods. These and other restrictions relating to the KeyBank loan could impact our ability to make distributions in the future. Lexington, however, is required to make annual dividends equal to 90% of its taxable income to maintain its REIT qualification under the Code. Accordingly, pursuant to the terms of the KeyBank/Bank of America Loan, we are permitted to make distributions sufficient for Lexington to meet these requirements. Subsequent to year end, the loan was fully satisfied.

Item 6.	Selected Financial Data

The following financial data are derived from our audited consolidated financial statements as of December 31, 2006, 2005, 2004, 2003 and 2002. The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 8. The Consolidated Financial Statements” and the notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per unit data)

Operating Data
Total revenues	$205,223	$189,687	$191,957	$206,161	$195,767
Income from continuing operations	45,592	36,348	57,348	63,170	67,199
Net income	129,342	49,295	137,808	145,164	122,862
Net income per unit(1)(2)	2.51	1.23	3.60	3.78	3.31
Cash distributions per unit(1)(2)	2.06	1.33	1.20	.91	5.30
Weighted average units outstanding(1)(2)	51,519	40,081	38,311	38,381	37,112
Balance Sheet Data
Real estate investments, at cost	1,445,478	1,457,603	1,578,182	1,655,430	1,716,568
Real estate investments, net of accumulated depreciation	970,252	913,518	1,032,797	1,129,237	1,203,890
Total assets	1,396,272	1,306,953	1,237,129	1,384,094	1,476,623
Total debt	838,734	770,786	907,339	1,104,231	1,238,494
Partners’ equity	491,474	461,184	203,785	98,864	(6,104)

(1)	Adjusted to reflect the 7.5801 to 1 unit split of the outstanding units on November 7, 2005.

(2)	Adjusted to reflect the .80 to 1 unit split of outstanding units on December 31, 2006.

Item 7.	Management’s Discussion and Analysis Of Financial Condition and Results of Operations

Overview

We are a Delaware limited partnership that, from November 2005 to December 31, 2006, served as the operating partnership for Newkirk in connection with its umbrella partnership real estate investment trust or “UPREIT” structure. Effective December 31, 2006, we serve as an operating partnership for Lexington. Our investments are primarily limited to “net lease assets” although, as leases expire with respect to net-lease assets, we may hold non-net lease assets. Further, subject to the approval of Lexington’s board of trustees and certain contractual restrictions, we may hold interests in non-net lease assets.

At December 31, 2006, our primary assets were our interests in approximately 169 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also held a 50% interest in an entity formed to acquire and originate loans secured directly and indirectly by real property, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services to real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

Our primary long-term business objectives are to increase cash flow available for distribution to our unitholders and net asset value per unit. Our revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to our ability to (i) acquire income producing properties and (ii) to release properties that are vacant or may become vacant, at favorable rental rates. The challenge we face in purchasing properties is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationship with developers, brokers, corporate users and sellers. Because substantially all of our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next three years, as the primary terms of these existing leases expire, cash flow attributable to the existing properties will decline. Consequently, for the short term, we will measure our performance by our success in replacing the built-in step down in cash flow with new rents derived from our acquisition program and management of the existing property lease rollover.

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

2006 Events

•	We purchased 13 properties for an aggregate gross purchase price of $204,582,000.

•	We sold 50 retail properties formerly leased to Albertson’s Inc. for a gross sales price of $160,000,000.

•	We sold our Toledo, Ohio property for $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 outstanding debt encumbering the property.

•	We obtained first mortgage financing on eight properties totaling approximately $82,055,000.

•	We formed Concord Debt Holdings LLC, a joint venture with Winthrop Realty Trust, to acquire and originate loans, secured directly and indirectly, by real estate assets. We invested approximately $91,342,000 in the joint venture during 2006.

•	We entered into significant leases with Raytheon Company; Cummins Inc.; Federal Express Corporation; Entergy Gulf States and Direct TV, Inc. — See Item 1 — Business.

Subsequent Events

•	We issued $450,000,000 in 5.45% Guaranteed Exchangeable Notes due in 2027.

•	We obtained mortgage financing of $23,000,000 on a property in McDonough, Georgia.

•	We fully repaid our KeyBank facility.

•	We sold four properties leased to Honeywell International, Inc. for $41,900,000.

•	We purchased properties in Boston, Massachusetts Coppell, Texas and Shreveport, Louisiana for an aggregate $64,600,000.

Trends

Competition

We expect to face significant competition for our targeted investments. We intend to capitalize on the acquisition and investment opportunities that Lexington’s senior management may bring to us as a result of its acquisition experience. Through its broad experience, Lexington’s senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants.

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

Interest rate environment

Interest rates can fluctuate. The effect of future interest rate increases on future acquisitions is not possible to predict but with respect to the effect on our floating rate debt, we may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the negative effects of fluctuations in interest rates on operations. As of December 31, 2006, we have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR Rate at 4.642% for $250,000,000 of the loan balance; and (ii) an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6% through August 2008 for a notional amount of $290,000,000 related to KeyBank National Association debt. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Historically, our principal sources of funds have been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2006, 10 properties were not subject to leases, representing approximately 3.3% of our square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with Lexington’s requirements in both the short-term and long-term. Also at the time of the Merger, Lexington and Lexington’s operating partnerships, including us, entered into a funding agreement, pursuant to which we agreed that if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners, Lexington and the other operating partnerships will fund their pro rata share of the shortfall in the form of loans. In addition, we anticipate that cash on hand and issuance of equity and debt, as well as other alternatives; will provide the necessary capital required for our investment activities.

In connection with the Newkirk IPO, we issued new units in exchange for $235,800,000, the proceeds of which were used in connection with the November 7, 2005 transaction, to repay $150,000,000 of existing debt and the balance of the proceeds from the sale of new units was added to our cash reserves and were utilized to fund acquisitions and fund working capital requirements. In 2007, we issued $450,000,000 of Exchangeable Notes. Approximately $439,000,000 of the net proceeds of which were used to repay a portion of our loan with KeyBank National Association. We effectively serve as an operating partnership for Lexington in connection with its umbrella partnership real estate investment trust or “UPREIT” structure. As a public company Lexington has access to public and private equity and debt markets and selective secured indebtedness. We may also seek an unsecured credit facility.

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

Future Cash Requirements:

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations, including all fixed and variable rate debt obligations, as of December 31, 2006, (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loan Payable	$279,304	$30,640	$67,379	$7,564	$173,721
Note Payable(1)	547,199	7,500	539,699	—	—
Contract Right Mortgage Loan(2)	12,231	—	229	1,031	10,971
Ground Lease Obligation(3)	8,074	1,056	2,354	2,585	2,079
Tenant Obligations(4)	24,872	11,372	13,500	—	—

	$871,680	$50,568	$623,161	$11,180	$186,771

Commitments(5)	—	—	—	—	—

(1)	Subsequent to December 31, 2006, the Note Payable was fully satisfied.

(2)	No payments until 2009.

(3)	Does not include ground lease obligations where the lease agreements require the tenant to pay the ground rent expense.

(4)	Relating primarily to our El Segundo, California, San Francisco, California, Montgomery, Alabama, and McDonough, Georgia properties.

(5)	We have committed to invest $100,000,000 in Concord. As of December 31, 2006, we have invested $91,342,000.

We carry comprehensive liability and all risk property insurance: (i) fire; (ii) flood; (iii) extended coverage; (iv) “acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002, and (v) rental loss insurance with respect to our assets. In addition, under the terms of the triple-net tenant leases, the tenant is obligated to maintain adequate insurance coverage.

Certain of our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) and our secured debt facility contain customary covenants requiring us to maintain insurance.

Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Cash Flows

We had cash and cash equivalents of $57,624,000 at December 31, 2006. Our level of liquidity based upon cash and cash equivalents decreased by approximately $117,192,000 during the year ended December 31, 2006. The decrease resulted from $180,868,000 of cash used by our investing activities and $71,741,000 of cash used by our financing activities, which was partially offset by $135,417,000 of cash provided by our operating activities.

Cash provided by operating activities of $135,417,000 was comprised of: (i) net income of $129,342,000; (ii) positive adjustments for non-cash items of $17,565,000, and (iii) a net negative change in operating assets and liabilities of $11,490,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $51,335,000; (ii) impairment loss of $1,440,000; (iii) loss on early extinguishment of debt of $1,315,000; (iv) minority interest of $16,523,000; (v) compensation expense related to exclusivity rights of $9,500,000; (vi) the effect of straight-lining of rental income of $11,787,000; (vii) an allowance for doubtful accounts of $853,000, partially offset by (i) net gains on disposal of real estate of $68,582,000; (ii) equity in net income of partially-owned entities of $3,030,000, (iii) gain from disposal of real estate securities available for sale of $1,650,000; and (iv) interest earned on restricted cash of $1,926,000. See — “Results of Operations” below for additional details on our operations.

Cash used in our investing activities consisted of: (i) $197,475,000 of land, building and intangible assets on new acquisitions and improvements to our existing properties; (ii) purchase of various real estate securities of $33,334,000; (iii) costs to obtain new leases of $3,635,000; (iv) investment in a joint venture of $80,625,000; (v) costs incurred to originate a loan of $21,000; (vi) deposits for future real estate acquisitions of $5,290,000; (vii) investments in limited partnerships of $1,125,000; (viii) investments in debt securities of $53,616,000, which were subsequently contributed to a joint venture on March 31, 2006; and (ix) a change in restricted cash of $12,482,000. Cash provided by investing activities consisted of: (i) $15,647,000 in proceeds from the disposal of real estate securities available for sale; (ii) deposits used in the acquisition of land and buildings of $7,416,000; (iii) $72,000 in collections of loans receivable; (iv) $419,000 of cash related to previously unconsolidated entities; (v) proceeds from disposal of real estate of $172,307,000; and (vi) a return of capital from an investment in joint venture of $10,874,000.

Our financing activities used cash primarily for: (i) principal payment on mortgage notes of $95,244,000; (ii) principal payments on notes payable of $46,263,000; (iii) $94,663,000 of distributions made to our unitholders; (iv) distributions to minority interest of $5,903,000; (v) mortgage prepayment penalties of $508,000; and (vi) financing costs of $1,739,000. Cash provided by financing activities consisted primarily of: (i) $140,555,000 of proceeds from mortgage notes; and (ii) $32,025,000 of proceeds from a line of credit. The line of credit was contributed to a joint venture on March 31, 2006.

Distributions

During 2006, we paid distributions of $17,381,000 ($0.34 per unit on a post reverse split basis), $25,750,000 ($0.50 per unit on a post reverse split basis), $25,766,000 ($0.50 per unit on a post reverse split basis) and $25,766,000 ($0.50 per unit on a post reverse split basis) in January, April, July and October 2006, respectively.

In December 2006, we declared a distribution of $28,988,000 ($0.56 per unit on a post reverse split basis) which was paid on January 12, 2007 to the holders of record as of December 31, 2006.

Off-Balance Sheet Arrangements

On December 31, 2006, Lexington, Lexington’s other operating partnerships, Lepercq Corporate Income Fund LP (“LCIF”), Lepercq Corporate Income Fund II LP (“LCIF II”) and Net 3 Acquisition LP (“Net 3”) and us, entered into a funding agreement. All references to Operating Partnerships in this paragraph refer to us, LCIF,

LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (i) a specified distribution set forth in its partnership agreement or (ii) the cash dividend payable with respect to a whole or fractional Lexington common shares into which such partnership’s common units would be converted if they were redeemed for Lexington common share in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shorttfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. Our right to receive these loans will expire if Lexington contributes to us all of its economic interests in the other operating partnerships, its seven existing joint ventures and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter we will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain our properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. In this regard, we incurred approximately $27,000,000 of these expenditures during the year ended December 31, 2006. Included in the expenditures are the following agreements:

•	During the first quarter of 2006, we entered into an agreement with Raytheon Company to provide the tenant with $21,500,000 in tenant improvement allowances over a 40-month period, $15,000,000 of which is unpaid at December 31, 2006.

•	On July 25, 2006, we entered into a modification of the lease with respect to an office building leased to Cummins Inc. In connection with this, we paid the tenant $11,500,000 as a lease incentive on August 1, 2006.

The amounts of future expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. Future expenditures are expected to be funded from operating cash flows or borrowings.

Results of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Income from Continuing Operations

Income from continuing operations increased by $9,244,000 to $45,592,000 for the year ended December 31, 2006 from $36,348,000 for the year ended December 31, 2005. As more fully described below, this increase is primarily attributable to loss on early extinguishment of debt incurred during 2005 and an increase in rental revenues and interest income in 2006 which was offset by merger costs and the termination of the advisory agreement.

Rental Income

Rental income increased by $5,186,000 or 2.8% to $190,436,000 for the year ended December 31, 2006 from $185,250,000 for the year ended December 31, 2005. The increase was primarily due to rental income of approximately $12,750,000 from new acquisitions, approximately $10,271,000 of rental income from previously unconsolidated entities, and a lease termination of $399,000 recognized in 2006. The foregoing increases were partially offset by: (i) a decrease in the amount received for rent relating to a settlement with Kmart of approximately $806,000; (ii) approximately $1,022,000 relating to new vacancies; (iii) a decrease of approximately $2,490,000 due to lower rental income resulting from certain new leases and renewals which reflect rates that are lower than the primary term rates; (iv) $1,436,000 relating to tenant improvement allowances; (v) a decrease in rental income of $6,973,000 due to a lease modification with Raytheon on two buildings and a lease termination payment of $2,000,000 on another building and (vi) a decrease in rent of $3,178,000 due to lease modifications with Federal Express Corporation.

Interest Income

Interest income increased by $10,389,000 to $14,539,000 for the year ended December 31, 2006 from $4,150,000 for the year ended December 31, 2005. The increase was a result of higher cash balances, an increase of approximately $4,270,000 of interest from loans receivable and $1,226,000 of interest on our cash being held with the 1031 exchange intermediary.

Management Fee Income

Management fee income decreased by $39,000 or approximately 13.6% to $248,000 for the year ended December 31, 2006 from $287,000 for the year ended December 31, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $4,234,000 or approximately 7.1% to $55,248,000 for the year ended December 31, 2006 compared to $59,482,000 for the year ended December 31, 2005. The decrease was primarily due to loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing.

Loss from Early Extinguishment of Debt

The loss from early extinguishment of debt decreased by $23,991,000 to $1,315,000 for the year ended December 31, 2006 from $25,306,000 for the year ended December 31, 2005. The decrease was primarily due to the refinancing of partnership debt which occurred on August 11, 2005. We incurred approximately $21,428,000 of prepayment penalties and approximately $6,005,000 of deferred mortgage costs were written off as a result of the refinancing in 2005. These amounts were partially offset by a net gain from the early extinguishment of the debt refinanced of approximately $1,748,000 in 2005 as the carrying value for financial reporting purposes was higher than the amount paid off.

Depreciation

Depreciation expense increased by $4,069,000 or approximately 14.9% to $31,409,000 for the year ended December 31, 2006 compared to $27,340,000 for the year ended December 31, 2005. The increase was primarily due to depreciation of approximately $1,900,000 from previously unconsolidated partnerships and approximately $2,400,000 of depreciation on new acquisitions.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $9,500,000 for the year ended December 31, 2006 represents the portion of units issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, Newkirk’s Chief Executive Officer, that are no longer subject to forfeiture restrictions. Due to the merger with Lexington, the forfeiture restrictions related to these units terminated and we recognized compensation expense for the balance of the units. The 2005 expense related to the immediate vesting of units issued in exchange for the exclusivity rights.

Merger Costs

We recorded merger costs of $8,249,000 for the year ended December 31, 2006 which represented investment banker and other professional costs incurred as a result of the merger with Lexington.

General and Administrative

General and administrative expense increased by $18,590,000 to $23,644,000 for the year ended December 31, 2006 compared to $5,054,000 for the year ended December 31, 2005. The increase was primarily due to a $12,500,000 payment to NKT Advisors to terminate their management contract, an increase in management fee expense of $2,434,000 and expenses incurred in 2006 associated with Newkirk being a public company.

Operating

Operating expense increased by $6,371,000 to $7,139,000 for the year ended December 31, 2006 compared to $768,000 for the year ended December 31, 2005. The increase was primarily the result of the consolidation of a previously unconsolidated non-net leased property and the acquisition of new leased properties under which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

Impairment Loss

We recorded in our continuing operations a $1,440,000 and $2,750,000 impairment loss for the years ended December 31, 2006 and 2005, respectively. An impairment of $1,440,000 was taken in 2006 on a property formerly leased to Kroger in Cincinnati, Ohio. The 2005 impairment loss is the result of $2,200,000 recorded on a property located in Evanston, Wyoming and $550,000 related to a property in Rock Falls, Illinois.

Amortization Expense

Amortization expense increased by $2,971,000 to $5,686,000 for the year ended December 31, 2006 compared to $2,715,000 for the year ended December 31, 2005. The consolidation of a previously unconsolidated entity increased amortization expense by approximately $1,047,000. The increase was also due to amortization of approximately $1,878,000 of lease intangibles on acquisitions during the year ended December 31, 2006.

Ground Rent

Ground rent expense increased by $144,000 or approximately 6.5% to $2,375,000 for the year ended December 31, 2006 compared to $2,231,000 for the year ended December 31, 2005. The increase in ground rent expense is primarily the result of increases in the ground rental rates.

State and Local Taxes

State and local tax expense increased by $679,000 or approximately 42.5% to $2,276,000 for the year ended December 31, 2006 compared to $1,597,000 for the year ended December 31, 2005. The increase is primarily the result of additional taxes for Newkirk.

Equity in Income from Investments in Limited Partnerships and Joint Venture

Equity in income from investments in limited partnerships increased by $323,000 or approximately 10.3% to $3,451,000 for the year ended December 31, 2006 compared to $3,128,000 for the year ended December 31, 2005. The increase is primarily the result of our investment in Concord and lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in limited partnerships, which was partially offset by the consolidation of Sunset Park West and Browen Associates.

Minority Interest Expense

Minority interest expense decreased by $2,275,000 or approximately 12.1% to $16,451,000 for the year ended December 31, 2006 compared to $18,726,000 for the year ended December 31, 2005. The decrease was primarily the result of a decrease in rental revenue due to lease modifications of properties in El Segundo, California leased to Raytheon.

Discontinued Operations

Income from discontinued operations was $83,750,000 and $12,947,000 for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, there were 59 properties in discontinued operations.

Our office property in Toledo, Ohio continued to be in discontinued operations as it was sold on September 29, 2006. Loss from discontinued operations relating to this property amounted to $376,000 and $10,306,000 for the years ended December 31, 2006 and 2005, respectively. Included in the year ended December 31, 2006 is a gain on sale of real estate of $951,000, and included in the year ended December 31, 2005 is an impairment loss of $11,328,000.

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson’s Inc. for a gross purchase price of $160,000,000. These properties were sold on July 13, 2006. Income from discontinued operations relating to this transaction amounted to $76,825,000 and $12,862,000 for the years ended December 31, 2006 and 2005, respectively. Included in the year ended December 31, 2006 is a gain on sale of real estate of $67,610,000.

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in 2007. Income relating to these properties amounted to $1,351,000 and $1,335,000 for the years ended December 31, 2006 and 2005, respectively, and is included in discontinued operations.

In October 2006, Honeywell exercised their option to purchase four properties located in Morris Township, New Jersey in 2007 for $41,900,000. These properties were sold on February 1, 2007. Income (loss) from discontinued operations relating to these properties amounted to $5,941,000 and $(9,772,000) for the years ended December 31, 2006 and 2005, respectively. Included in the year ended December 31, 2005 is an impairment loss of $14,754,000.

A vacant property located in Littleton, Colorado is in discontinued operations at December 31, 2006. Income (loss) from discontinued operations relating to this property was $(120,000) and $114,000 for the years ended December 2006 and 2005, respectively.

During the year ended December 31, 2005, we sold seven properties for a combined net sale price of approximately $44,900,000. We recognized a net gain on disposal of these properties of $17,707,000.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Income from Continuing Operations

Income from continuing operations decreased by $21,000,000 to $36,348,000 for the year ended December 31, 2005 from $57,348,000 for the year ended December 31, 2004. As more fully described below, this decrease is primarily attributable to a loss from early extinguishment of debt and compensation expense for exclusivity rights incurred in 2005, which were partially offset by a decrease in interest expense.

Rental Income

Rental income decreased by $2,972,000 or approximately 1.6% to $185,250,000 for the year ended December 31, 2005 from $188,222,000 for the year ended December 31, 2004. The decrease was primarily due to a decrease in revenue of $2,437,000 due to the vacancy of our Bedford, Texas property.

Interest Income

Interest income increased by $747,000 or approximately 22.0% to $4,150,000 for the year ended December 31, 2005 from $3,403,000 for the year ended December 31, 2004. The increase was due to higher invested cash balances and an increase in yields earned on our cash balances.

Management Fee Income

Management fee income decreased by $45,000 or approximately 13.6% to $287,000 for the year ended December 31, 2005 from $332,000 for the year ended December 31, 2004. The decrease is attributable to fewer properties under management.

Interest Expense

Interest expense decreased by $11,981,000 or approximately 16.8% to $59,482,000 for the year ended December 31, 2005 compared to $71,463,000 for the year ended December 31, 2004. The decrease was primarily due to loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing.

Loss from Early Extinguishment of Debt

The loss from early extinguishment of debt increased by $25,287,000 to $25,306,000 for the year ended December 31, 2005 from $19,000 for the year ended December 31, 2004. The increase was primarily due to the refinancing of partnership debt which occurred on August 11, 2005. We incurred approximately $21,428,000 of prepayment penalties and approximately $6,005,000 of deferred mortgage costs were written off as a result of the refinancing. Your partnership also recorded a net gain from the early extinguishment of debt refinanced of approximately $1,748,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

Depreciation

Depreciation expense remained relatively consistent at $27,340,000 decreasing 1.0% for the year ended December 31, 2005 compared to $27,600,000 for the year ended December 31, 2004.

General and Administrative

General and administrative expenses increased by $1,407,000 or approximately 38.6% to $5,054,000 for the year ended December 31, 2005 compared to $3,647,000 for the year ended December 31, 2004. The increase is primarily the result of an increase in management fees of $527,000 and an increase in professional fees.

Impairment Loss

We recorded in our continuing operations a $2,750,000 impairment loss for the year ended December 31, 2005, $2,200,000 of which related to a property located in Evanston, Wyoming and $550,000 of which related to a property located in Rock Falls, Illinois. In 2004, we recorded an impairment charge of $9,600,000 on a property located in Bedford, Texas.

Amortization Expense

Amortization expense remained relatively consistent at $2,715,000 for the year ended December 31, 2005 as compared to $2,694,000 or increasing approximately .8% for the year ended December 31, 2005.

Ground Rent

Ground rent expense increased by $174,000 to $2,231,000 for the year ended December 31, 2005 as compared to $2,057,000 for the year ended December 31, 2004. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense increased by $239,000 or approximately 17.6% to $1,597,000 for the year ended December 31, 2005 compared to $1,358,000 for the year ended December 31, 2004. The increase is primarily the result of an audit by the State of Tennessee.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $466,000 or approximately 17.5% to $3,128,000 for the year ended December 31, 2005 compared to $2,662,000 for the year ended December 31, 2004. This increase is primarily the result of lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in limited partnerships.

Minority Interest Expense

Minority interest expense increased by $314,000 or approximately 1.7% to $18,726,000 for the year ended December 31, 2005 compared to $18,412,000 for the year ended December 31, 2004. The increase was the result of increased profitability at the non-wholly owned partnerships.

Discontinued Operations

During the year ended December 31, 2005, we sold seven properties for a combined net sales price of approximately $44,900,000. We recognized a net gain on disposal of these properties of $17,707,000. During the year ended December 31, 2004, we sold 58 properties for a combined net sales price of $127,231,000. We recognized a net gain on disposal of these properties of $49,808,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” Also included in discontinued operations are the operations attributed to the office property in Toledo, Ohio and 50 retail properties leased to Alberston’s, all of which were sold in 2006. Discontinued operations also includes four office properties leased to Honeywell International, Inc. sold on February 1, 2007, three retail properties leased to The Kroger Company and a vacant property located in Littleton, Colorado which are expected to be sold in 2007.

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

Impairment of long-lived assets.  At December 31, 2006, we had $970,252,000 of real estate (net) and $48,076,000 of real estate held for sale (net), which combined, account for approximately 72.9% of our total assets. Buildings and improvements are carried at cost net of adjustments for depreciation and amortization. The fair values of our buildings and improvements are dependent on the performance of the properties.

We evaluate the carrying value of real estate held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended, which we refer to as SFAS 144, has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results. During the years ended December 31, 2006 and December 31, 2005, we recorded $1,440,000 and $29,715,000, respectively, in impairment losses.

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

Recently Issued Accounting Standards.  In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties.

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and Error corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership.

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-Consolidation	Consolidated

Assets:
Cash	$—	$177
Land	—	1,028
Building, net	—	18,663
Equity investment in limited partnership	6,538	—
Deferred costs, net	—	334

	$6,538	$20,202

Liabilities:
Mortgage loan	$—	$13,664

	$—	$13,664

In 2005, the EITF released Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the asset or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact on the adoption of EITF 05-06 did not have any material impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 49 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Partnership to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amounts of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. We will adopt SAB 108 in the first quarter of 2007, and we do not anticipate that it will have a material impact on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of our first fiscal year end that begins after November 15, 2007. The Statement also allows us to early adopt the Statement as of the beginning of our fiscal year that begins after the issuance of this Statement, provided that we also adopt the requirement of SFAS No. 157. We have not decided if we will early adopt SFAS No 159 or if we will chose to measure any eligible financial assets and liabilities at fair value.

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

At December 31, 2006, we had one loan which had a variable interest rate. The loan, which had an outstanding balance of $547,199,000 at December 31, 2006, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank’s prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $290,000,000 will be capped at 6.0% through August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (5.35% at December 31, 2006) would have on interest expense based upon the balance of the variable rate loan at December 31, 2006:

Interest expense effect (in thousands) of LIBOR increase (decrease)

	(3)%	(2)%	(1)%	1%	2%	3%

Change in consolidated interest expense	$(7,885)	$(4,913)	$(1,941)	$22	$44	$66
Pro-rata share of change in interest expense of debt on non-consolidated entities	(4,742)	(3,161)	(1,581)	1,581	3,161	4,742

Proforma (increase) decrease in net income	$(12,627)	$(8,074)	$(3,522)	$1,603	$3,205	$4,808

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have a pro-rata share of notes and mortgage loans receivable aggregating $161,239,000 as of December 31, 2006, which are based on variable rates and partially mitigate our exposure to change in interest rates.

Item 8.	Financial Statements and Supplementary Data

See “Index to Financial Statements” under “Item 15. Exhibits and Financial Statement Schedules”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 5, 2005, Imowitz Koenig & Co., LLP. was dismissed as our independent registered public accounting firm, and Deloitte & Touche LLP was selected as the independent registered public accounting firm.

During our fiscal year ended December 31, 2006 and through the date of this report, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Deloitte & Touche LLP’s satisfaction, as applicable, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

During our fiscal year ended December 31, 2004 and through the date of this report, there were no disagreements with Imowitz, Koenig & Co., LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to Imowitz, Koenig & Co., LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

Item 9A.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Lexington’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, Lexington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Newkirk merged into Lexington on December 31, 2006, and we became an operating partnership of Lexington. The merger may result in a significant change in our internal control over financial reporting. With the exception of any change in internal control over financial reporting from the merger with Lexington, there have not been any changes in our internal controls over financial during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of our general partner was responsible for establishing and maintaining adequate internal control over financial reporting for the year ended December 31, 2006. The Partnership’s internal control over financial reporting is a process designed under the supervision of the Trust’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management conducted an assessment of the effectiveness of the Partnership’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Partnership’s internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Trust; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 49, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

The information regarding directors and executive officers of the Registrant required to be furnished pursuant to this item will be set forth under the appropriate captions in Lexington Realty Trust’s Proxy Statement for its 2007 Annual Meeting of Shareholders, (the “Proxy Statement”) to be held on May 22, 2007 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  Financial Statements and Financial Statement Schedules.

(1)  Financial Statements:

Reports of Independent Registered Public Accounting Firm on pages 49-50 of Item 8.

Consolidated Balance Sheets — December 31, 2006 and 2005 on page 51 of Item 8.

Consolidated Statements of Operations and Comprehensive Income — For the Years Ended December 31, 2006, 2005 and 2004 on page 52 of Item 8.

Consolidated Statements of Partners’ Equity — For the Years Ended December 31, 2006, 2005 and 2004 on page 53 of Item 8.

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2006, 2005 and 2004 on pages 54-55 of Item 8.

Notes to Consolidated Financial Statements on pages 56 through 74 of Item 8.

(2)  Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b)  Exhibits.

The exhibits listed on the Exhibit Index beginning on page 84 of this report are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lexington Master Limited Partnership

By:
LEX-GP-1 Trust, its General Partner

By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

DATED: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

By:	/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	March 30, 2007

By:	/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	March 30, 2007

Item 8.	Financial Statements and Supplemental Data

THE LEXINGTON MASTER LIMITED PARTNERSHIP
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lexington Master Limited Partnership (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Partnership and our report dated March 29, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 29, 2007

Report of Independent Registered Public Accounting Firm

To the Partners of The Lexington Master Limited Partnership

We have audited the accompanying consolidated balance sheets of The Lexington Master Limited Partnership (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, partners’ equity and cash flows in each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Lexington Master Limited Partnership as of December 31, 2006 and 2005, the results of their operations and their cash flows in each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 29, 2007

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Consolidated Balance Sheets
As of December 31, 2006 and 2005
(In thousands, except unit data)

	December 31,
	2006	2005

ASSETS
Real estate investments:
Land	$62,986	$32,717
Land estates	45,966	43,997
Buildings and improvements	1,336,526	1,380,889

Total real estate investments	1,445,478	1,457,603
Less accumulated depreciation and amortization	(475,226)	(544,085)

Real estate investments, net	970,252	913,518
Real estate held for sale	48,076	41,685
Cash and cash equivalents	57,624	174,816
Restricted cash	39,640	25,233
Real estate securities available for sale	25,760	5,194
Receivables, net of allowance of $853 and 0 respectively, (including $38 and $6,078 from related parties)	45,108	58,727
Deferred rental income receivable	28,019	21,246
Loans receivable	6,469	6,500
Equity investments in limited partnerships	9,581	13,846
Equity investment in joint venture	93,051	—
Deferred costs, net of accumulated amortization of $22,370 and $17,677	11,294	8,298
Lease intangibles, net	33,782	—
Other assets (including $931 and $1,304 from related parties)	25,757	37,345
Other assets of discontinued operations	1,859	545

Total Assets	$1,396,272	$1,306,953

LIABILITIES, MINORITY INTERESTS AND EQUITY
Liabilities:
Mortgage notes payable (including $16,233 and $15,536 to a related party)	$279,304	$166,195
Note payable	547,199	593,463
Contract right mortgage notes payable	12,231	11,128
Accrued interest payable (including $394 and $378 to related parties)	4,093	7,514
Accounts payable and accrued expenses	7,469	4,763
Below market lease intangibles, net	12,168	—
Distribution payable	28,988	17,381
Liabilities of discontinued operations	110	40,491

Total Liabilities	891,562	840,935
Contingencies
Minority interests	13,236	4,834
Partners’ equity (51,533,504 and 51,500,000 limited partnership units outstanding at December 31, 2006 and 2005, respectively)	491,474	461,184

Total Liabilities, Minority Interests and Equity	$1,396,272	$1,306,953

See Notes to Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Consolidated Statements of Operations And Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except unit and per unit data)

	Years Ended
	2006	2005	2004

Revenue:
Rental income	$190,436	$185,250	$188,222
Interest income	14,539	4,150	3,403
Management fees	248	287	332

Total revenue	205,223	189,687	191,957

Expenses:
Interest (including $780, $12,827 and $16,746 to related parties, respectively)	55,248	59,482	71,463
Loss from early extinguishment of debt	1,315	25,306	19
Depreciation	31,409	27,340	27,600
Compensation expense for exclusivity rights	9,500	10,500	—
Merger costs	8,249	—	—
General and administrative (including $17,300, $2,366 and $1,882 to a related party, respectively)	23,644	5,054	3,647
Operating	7,139	768	421
Impairment loss	1,440	2,750	9,600
Amortization	5,686	2,715	2,694
Ground rent	2,375	2,231	2,057
State and local taxes	2,276	1,597	1,358

Total expenses	148,281	137,743	118,859

Income from continuing operations before equity in income from investments in limited partnerships, joint venture and minority interest	56,942	51,944	73,098
Equity in income from investments in limited partnerships and joint venture	3,451	3,128	2,662
Gain from disposal of real estate securities available for sale	1,650	2	—
Minority interest	(16,451)	(18,726)	(18,412)

Income from continuing operations	45,592	36,348	57,348

Discontinued operations:
Income before minority interest	15,240	22,265	34,625
Impairment loss	—	(26,965)	(3,465)
Gain from disposal of real estate	68,582	17,707	49,808
Minority interest	(72)	(60)	(508)

Income from discontinued operations	83,750	12,947	80,460

Net income	$129,342	$49,295	$137,808

Comprehensive income
Net income	$129,342	$49,295	$137,808
Unrealized gain on real estate securities available for sale arising	1,058	164	—
during the period
Unrealized gain on interest rate derivative arising during the period	1,004	1,000	—
Less reclassification adjustment from net gains included in net income	(77)	—	—

Comprehensive income	$131,327	$50,459	$137,808

Income from continuing operations per limited partnership unit	$0.89	$0.91	$1.50
Income from discontinued operations per limited partnership unit	1.62	0.32	2.10

Net income per limited partnership unit	$2.51	$1.23	$3.60

Distributions per limited partnership unit	$2.06	$1.33	$1.20

Weighted average limited partnership units	51,519,435	40,081,386	38,311,335

See Notes to Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except unit data)

			Accumulated
	Limited		Other	Total
	Partnership	Partners’	Comprehensive	Partners
	Units	Capital	Income	Equity

Balance at December 31, 2003	38,321,269	$98,864	$—	$98,864
Net income	—	137,808	—	137,808
Equity contributions	94,230	836	—	836
Minority interest charge	—	13,101	—	13,101
Distributions	—	(46,106)	—	(46,106)
Limited partner buyouts	(124,145)	(718)	—	(718)

Balance at December 31, 2004	38,291,354	203,785	—	203,785
Net income	—	49,295	—	49,295
Issuance of units	12,500,000	231,138	—	231,138
Issuance of units — exclusivity rights	1,000,000	20,000	—	20,000
Minority interest charge	—	12,917	—	12,917
Distributions	—	(55,073)	—	(55,073)
Limited partner buyouts	(291,354)	(2,042)	—	(2,042)
Change in unrealized gain on real estate securities available for sale	—	—	164	164
Change in unrealized gain on interest rate derivatives	—	—	1,000	1,000

Balance at December 31, 2005	51,500,000	460,020	1,164	461,184
Net income	—	129,342	—	129,342
Issuance of units	33,535	724	—	724
Minority interest charge	—	4,510	—	4,510
Distributions	—	(106,270)	—	(106,270)
Limited partner buyouts	(31)	(1)	—	(1)
Change in unrealized gain on real estate securities available for sale, net of reclassification adjustments for amounts included in net income	—	—	972	972
Change in unrealized gain on interest rate derivatives, net of reclassification adjustment for amounts included in net income	—	—	1,013	1,013

Balance at December 31, 2006	51,533,504	$488,325	$3,149	$491,474

See Notes to Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$129,342	$49,295	$137,808
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs, land estates, loan discounts and in-place lease intangibles	8,571	6,633	9,914
Depreciation expense	42,764	46,845	36,823
Gain from disposal of real estate securities available for sale	(1,650)	(2)	—
Gain from disposal of real estate	(68,582)	(17,707)	(49,808)
Net loss from early extinguishment of debt	1,315	30,460	6,575
Compensation expense for exclusivity rights	9,500	10,500	—
Impairment loss	1,440	29,715	13,065
Allowance for doubtful accounts	853	—	—
Minority interest expense	16,523	18,786	18,920
Straight-lining of rental income	11,787	5,741	5,139
Interest earned on restricted cash	(1,926)	(239)	(68)
Equity in undistributed earnings of limited partnerships and joint venture	(3,030)	(2,729)	(2,273)
Changes in operating assets and liabilities:
Receivables	5,610	(2,891)	(7,126)
Loans receivable	(24)	—	—
Accounts payable and accrued expenses	2,537	1,607	(5,238)
Accured interest-mortages and contract rights	(1,982)	(34,158)	(10,819)
Other assets	(17,631)	607	1,460

Net cash provided by operating activities	135,417	142,463	154,372

Cash Flows from Investing Activities:
Investments in real estate properties and intangible assets	(197,475)	(286)	(2,557)
Change in restricted cash	(12,482)	(16,777)	(3,000)
Deposits for future real estate acquisitions	(5,290)	(2,126)	—
Refund of deposits for real estate acquisitions	7,416	—	—
Investment in debt securities	(53,616)	—	—
Loan origination costs	(21)	—	—
Collection of loan receivable	72	—	—
Investment in joint venture	(80,625)	—	—
Return of capital from investment in joint venture	10,874	—	—
Proceeds from disposal of real estate securities available for sale	15,647	143	—
Purchase of real estate securities available for sale	(33,334)	(5,171)	—
Issuance of loan receivable	—	(6,500)	—
Net proceeds from disposal of real estate	172,307	44,911	98,771
Leasing costs incurred	(3,635)	(65)	—
Cash related to previously unconsolidated limited partnerships	419	44,405	—
Investments in limited partnership interests	(1,125)	(80)	(1,111)

Net cash (used in) provided by investing activities	(180,868)	58,454	92,103

Cash Flows from Financing Activities:
Principal payments of mortgage notes	(95,244)	(277,685)	(121,956)
Principal payments of note payable	(46,263)	(319,035)	(43,028)
Principal payments of contract right mortgage notes	—	(85,481)	(36,179)
Proceeds from note payable	—	477,759	—
Proceeds from mortgage notes	140,555	—	—
Proceeds from line of credit	32,025	—	—
Proceeds from termination of rate cap	—	120	—
Mortgage prepayment penalities	(508)	(23,548)	(326)
Proceeds from issuance of LP units	—	231,139	—
Distributions to partners	(94,663)	(37,692)	(46,106)
Limited partner buyouts	(1)	(2,042)	(718)
Distributions to minority interests	(5,903)	(5,622)	(9,715)
Contributions from minority interests	—	1,666	—
Financing costs	(1,739)	(6,997)	167

Net cash used in financing activities	(71,741)	(47,418)	(257,861)

Net (decrease) increase in cash and cash equivalents	(117,192)	153,499	(11,386)
Cash and Cash Equivalents at Beginning of Year	174,816	21,317	32,703

Cash and Cash Equivalents at End of Year	$57,624	$174,816	$21,317

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$1,707	$1,562	$1,353

Cash paid for interest	$57,745	$125,896	$104,021

Accrued distributions	$28,988	$17,381	$—

See Notes to Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

Supplemental Information:

In January 2004, in connection with the sale of a property, the purchaser of the property assumed $28,460,000 of associated Partnership debt.

In April 2004, the Partnership issued 12,431 units in the Partnership to holders of minority interests in two partially owned consolidated partnerships.

On November 7, 2005, in connection with the Partnership’s purchase of all the interests in T-Two Partners, LP (“T-Two Partners”), the Partnership assumed $269,400,000 of T-Two Partners’ debt as well as accounts payable of $12,800,000 and accrued interest payable of $300,000. Additionally, the Partnership received contract right mortgage receivables of $239,700,000.

Also on November 7, 2005, the Partnership issued $20,000,000 or 1,000,000 units in the Partnership to Newkirk Realty Trust, Inc. in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk Realty Trust, Inc.

On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000,000 to a joint venture.

On May 5, 2006, the Partnership assumed a mortgage of $14,900,000 in connection with the purchase of the property located in Rockaway, New Jersey.

On June 1, 2006, the Partnership issued approximately 32,192 units as consideration for the acquisition of limited partnership interests.

On August 1, 2006, the Partnership issued approximately 1,343 units as consideration for the acquisition of limited partnership interests.

The Partnership’s mortgage of $32,000,000 on its property located in Toledo, Ohio was assumed by the buyer in connection with the sale of the property.

The Partnership entered into a joint venture to acquire a block of land in Baltimore, Maryland. The joint venture partner contributed land with a value of $2,500,000.

See Notes to Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

Note 1 — Organization and Business

The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership) (the “Partnership”) was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants as well as other real estate assets. The Partnership commenced operations on January 1, 2002 following the completion of a transaction (the “Exchange”) involving the merger into wholly-owned subsidiaries of the Partnership of 90 limited partnerships, each of which owned commercial properties (the “Newkirk Partnerships”), and the acquisition by the Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships. In connection with the Exchange, limited partners of the merged partnerships and equity owners of the entities that contributed other assets in exchange received units in consideration of the merger and contributions. From January 1, 2002 to November 6, 2005, the Partnership’s general partner was MLP GP LLC, an entity effectively controlled by affiliates of Apollo Real Estate Fund III, LP (“Apollo”), executive officers of Winthrop Realty Partners L.P. formerly known as Winthrop Financial Associates (“WEM”), and affiliates of Vornado Realty Trust (“Vornado”).

On November 7, 2005, Newkirk Realty Trust, Inc. (“Newkirk”), a Maryland corporation that had elected to be taxed as a real estate investment trust (“REIT”), became the sole general partner of the Partnership and acquired approximately 30.1% of the outstanding units of the Partnership. As a result, the Partnership became the operating partnership in an umbrella partnership real estate investment trust structure. The executive officers of Newkirk and management of MLP GP LLC were identical.

On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest in the Partnership was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington (“LEX GP-1 Trust”) became the new general partner of the Partnership, and the name of the Partnership was changed to The Lexington Master Limited Partnership. The Partnership serves as an operating partnership for Lexington.

Pursuant to the agreement of limited partnership, the units issued and outstanding at November 7, 2005 are currently redeemable subject to certain conditions and limitations for cash, or at Lex GP-1 Trust’s election, common shares of beneficial interest in Lexington. The units issued during 2006 are not redeemable until November 7, 2007.

In addition, unit holders other than Lexington, have voting rights equivalent to common shareholders of Lexington through the Special Voting Preferred Share. Pursuant to a voting trustee agreement, NKT Advisors, LLC (“NKT Advisors”), our former advisor and an affiliate of Michael L. Ashner, Lexington’s Executive Chairman, holds the one share of Lexington’s special voting preferred stock and is required to cast the votes attached to the special voting preferred stock in proportion to the votes it receives from voting unit holders, other than Lex GP-1 Trust provided that Vornado will not have the right to vote for board members of Lexington at any time when an affiliate of Vornado is serving or standing for election as a board member of Lexington. NKT Advisors will be entitled to vote in its sole discretion to the extent the voting rights of Vornado’s affiliates are so limited. At December 31, 2006, the number of votes held by the Special Voting Preferred Share were 35,505,267.

In 2006, 2005 and 2004, the Partnership acquired from its limited partners 31; 291,354; and 124,145, respectively, of its units of limited partnership interest.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiaries and certain partially-owned entities, in which the Partnership either (i) has a controlling interest, or (ii) is the

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

primary beneficiary of a variable interest entity. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures, in which it does not have a controlling interest, using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Partnership’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

The Partnership accounted for the Exchange as an exchange of equity interests between entities under common control and initially recognized the assets and liabilities contributed at the carrying amounts of the contributing entities.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates made by the Partnership include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and loans receivable, allocation of property purchase price to tangible and intangible assets, and provisions for impairment of real estate. As a result of the nature of estimates made by the Partnership, actual results could differ.

Real Estate.  Investments in real estate are stated at historical cost basis. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of five to 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvements are completed. Tenant improvements are depreciated over the shorter of the useful life of the assets or the life of the lease of the tenant. Amortization of the land estates is computed on a straight-line basis over their estimated useful lives, which range from twenty-two to thirty years.

The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on management’s determination of fair value.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of relative fair values to these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

The Partnership evaluates the carrying value of real estate held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

The Partnership accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.

Cash and Cash Equivalents.  Cash and cash equivalents consist of all highly liquid investments with original purchase maturity dates of three months or less.

Restricted Cash.  Restricted cash includes reserves for tenant improvements, leasing commissions and related costs established pursuant to the Partnership’s loan agreements. Restricted cash also includes amounts held with a Section 1031 exchange intermediary.

Concentration of Credit Risk.  The Partnership maintains cash with banking institutions, which amounts at times exceed federally insured limits. The Partnership has not experienced any losses on its invested cash.

Real Estate Securities Available for Sale.  The Partnership classifies investments in real estate equity securities with readily determinable fair market values on the balance sheet as available-for-sale, based on the Partnership’s intent with respect to those securities. Specifically, the Partnership’s investments in equity securities with readily determinable fair market values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Partnership records these investments at fair market value, and unrealized gains and losses are recognized through partners’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.

Receivables.  Receivables consist primarily of rent from tenants and other receivables. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable. The Partnership reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Loans Receivable.  Loans receivable include a secured note receivable from an unaffiliated party. The Partnership evaluates the collectibility of both interest and principal of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate. Interest on impaired loans is recognized on a cash basis.

Investments in Debt Securities.  Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with “other assets” in the accompanying consolidated balance sheets.

Deferred Financing Costs.  Deferred financing costs consist primarily of fees paid in connection with the financing of the Partnership’s properties and are deferred and amortized over the terms of the related agreements as a component of interest expense.

Investments in Partnerships.  The Partnership evaluates its investments in partially-owned entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially-owned entity is a “variable interest entity,” or a “VIE,” and the Partnership is the “primary beneficiary” as defined in FIN 46R, the Partnership would account for such investment as if it were a consolidated subsidiary.

For a partnership investment which is not a VIE or in which the Partnership is not the primary beneficiary, the Partnership follows the accounting set forth in EITF 04-05 and AICPA Statement of Position No. 78-9 — Accounting for Investments in Real Estate Ventures (SOP 78-9). In accordance with this SOP 78-9, the Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Factors that are considered in determining whether or not the Partnership exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Partnership is the general partner. To the extent that the Partnership is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis.

The Partnership accounts for the purchase of minority interests at fair value utilizing the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”.

Revenue Recognition.  The Partnership’s lease agreements are operating leases and generally provide for varying rents over the lease terms. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. Some Partnership lease agreements provide for tenant allowances. When the Partnership determines a tenant allowance to be a lease incentive, the Partnership recognizes the lease incentive as a straight-line reduction to rental income over the life of the tenant’s lease.

Income Taxes.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred.

Unit Split.  On November 7, 2005, the Partnership affected a 7.5801 to 1 unit split of the outstanding units. In addition on December 31, 2006, the Partnership effected a .80 to 1 per unit reverse split. Partners’ equity activity for all periods presented has been restated to give retroactive recognition to the unit and reverse unit splits. In addition, all references in the financial statements and notes to the consolidated financial statements, to weighted average limited partnership units and per limited partner unit amounts have been adjusted to give retroactive recognition to the unit and reverse unit split.

Net Income per Unit.  Net income per unit is computed by dividing net income by 51,519,435, 40,081,386 and 38,311,335 weighted average units outstanding during the years ended December 31, 2006, 2005 and 2004, respectively.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

Distributions; Allocations of Income and Loss.  As provided in the Partnership’s partnership agreement, distributions are allocated to the limited partners based on their ownership of units. No distributions, or net income or loss allocation, are made to the general partner. Income and loss for financial reporting purposes is allocated to limited partners based on their ownership of units. Special allocation rules affect the allocation of taxable income and loss. The Partnership paid or accrued distributions of $106,270,000 ($2.06 per unit), $55,073,000 ($1.33 per unit) and $46,106,000 ($1.20 per unit) to its limited partners during the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Reporting.  The Partnership has one reportable segment, net-leased assets. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

Fair Value of Financial Instruments.  Financial instruments held by the Partnership include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the Partnership’s interest rate swap and interest rate caps is approximately $2,600,000 and $1,700,000 at December 31, 2006 and 2005, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Partnerships’ financial instruments.

Derivative Financial Instruments.  The Partnership accounts for its interest rate swap agreement and interest rate cap agreements in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. In accordance with FAS No. 133, the interest rate swap and cap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Certain of these transactions are designated as “cash flow hedges” and one of the Partnership’s interest rate cap agreements is not designated as a hedge instrument and is measured at fair value with the resulting gain or less being recognized in interest expense in the period of change. Since the Partnership’s interest rate swap and one of the Partnership’s cap agreements are designated as “cash flow hedges,” comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of the interest rate swap and cap agreement, if any, is recognized in earnings each quarter. During the fourth quarter of 2006, the Partnership recognized an approximately $8,000 decrease in the value of its interest rate cap agreement in earnings as a result of a portion of the hedge thereof being ineffective. During the year ending December 31, 2007, the Partnership estimates that it will reclassify approximately $1,577,000 from other comprehensive income to earnings as an increase to interest expense.

Upon entering into hedging transactions, the Partnership documents the relationship between the interest rate swap and cap agreements and the hedged liability. The Partnership also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Partnership assesses, both at inception of a hedge and on and on-going basis, whether or not the hedge is highly “effective”, as defined by FAS No. 133. The Partnership discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap or cap agreements is no longer appropriate. To date, the Partnership has not discontinued hedge accounting for its interest rate swap or cap agreement. The Partnership utilizes interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

Reclassifications.  Certain prior year amounts have been reclassified to conform to the 2006 presentation, due to the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

Recently Issued Accounting Standards and Pronouncements.  In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties in our Real Estate Owned portfolio.

In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership.

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-
	Consolidation	Consolidated

Assets:
Cash	$—	$177
Land	—	1,028
Building, net	—	18,663
Equity investment in limited partnership	6,538	—
Deferred costs, net	—	334

	$6,538	$20,202

Liabilities:
Mortgage loan	$—	$13,664

	$—	$13,664

In 2005, the EITF released Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the asset or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact on the adoption of EITF 05-06 did not have any material impact on the Partnership’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 49 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership does not expect that the adoption of FIN 48 will have a material impact on the Partnership’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Partnership’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Partnership to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amounts of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Partnership will adopt SAB 108 in the first quarter of 2007 and does not anticipate that it will have a material impact on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of the Partnership’s first fiscal year end that begins after November 15, 2007. The Statement also allows the Partnership to early adopt the Statement as of the beginning of the Partnership’s fiscal year that begins after the issuance of this Statement, provided that the entity also adopt the requirement of SFAS No. 157. The Partnership has not decided if it will early adopt SFAS No. 159 or if the Partnership will choose to measure any eligible financial assets and liabilities at fair value.

Note 3 — Real Estate Investments and Lease Intangibles

Most of the Partnership’s properties are each net-leased to a single commercial tenant. The properties are located throughout the United States. The leases are similar in many respects and generally provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; require the tenant to maintain insurance against casualty and liability losses; permit the tenant to sublet the property; and afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that its continued use and occupancy of the property would be uneconomic or unsuitable.

The Partnership’s ability to maintain and operate its properties and satisfy its contractual obligations is dependent upon the performance by the tenants of their obligations under their lease agreements with the Partnership. Under certain conditions (including the destruction of the property), many of the tenants have an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a price stated in the lease agreement.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

The Partnership’s properties are encumbered by loans payable.

During 2006, the Partnership acquired 13 properties. The table below summarizes the Partnership’s 2006 property acquisitions:

		Approximate		Gross
Type of Property	Location	Square Feet	Primary Tenant	Purchase Price

Office building	Bridgewater, NJ	115,500	Biovail Pharmaceuticals	$21,150,000
2 Office buildings	Lisle, IL	99,500	National Louis University	$15,250,000
2 warehouse/ distribution centers	Rockford, IL	240,000	Jacobson Companies	$10,550,000
Distribution	Statesville, NC	639,600	La-Z-Boy Greensboro Inc.	$20,500,000
Office building	Rochester, NY	226,000	The Frontier Corporation	$26,400,000
Office building	Rockaway, NJ	95,500	BASF Corporation	$22,185,000
Office building	Glenwillow, OH	458,000	Royal Appliance	$23,300,000
Cold storage warehouse	McDonough, GA	201,600	Atlas Cold Storage	$24,000,000
Warehouse	Columbus, OH	744,800	ODW Logistics Inc.	$16,355,000
Warehouse and distribution	Lumberton, NC	308,000	Quickie Manufacturing Corporation	$15,342,000
Warehouse	Cincinnati, OH	247,000	Hillman Fastener	$9,550,000

In addition to the foregoing real properties, the Partnership acquired a parcel of land in Baltimore, Maryland, which is adjacent to an existing property, for a gross purchase price of $1,800,000 on which the Partnership expects to construct a parking garage. The Partnership acquired the land under its San Francisco, California property for $700,000.

For the properties acquired during 2006, the components of intangible assets and below market lease intangible liability and the respective weighted average lives are as follows:

		Weighted Average
	Costs	Life (Years)

In-place leases	$34,242,000	12.5
Above-market leases	$1,480,000	12.5
Below-market leases (liability)	$12,847,000	13.3

The estimated amortization expense of the above intangibles and liability for the next five years is:

	In-Place	Above-Market	Below-Market
	Leases(1)	Leases(2)	Leases(2)

2007	$3,068,000	$(126,000)	$1,063,000
2008	3,068,000	(126,000)	1,063,000
2009	3,059,000	(126,000)	1,058,000
2010	3,040,000	(126,000)	1,049,000
2011	3,040,000	(126,000)	1,049,000

(1)	Recorded as amortization expense in the Consolidated Statements of Operations and Comprehensive Income.

(2)	Recorded as an adjustment to rental income in the Consolidated Statements of Operations and Comprehensive Income.

Subsequent to the formation of the Partnership, the Partnership, from time to time, has acquired ownership interests in non-wholly owned real estate limited partnerships. As of December 31, 2006, the Partnership’s

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

ownership percentages range from 1% to 85.6%, and of these partnerships, ten partnerships are consolidated and six are non-consolidated.

The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (in thousands) (1):

2007	$197,573
2008	168,765
2009	86,684
2010	70,301
2011	64,847
Thereafter	274,963

$863,133

(1)	Net of future lease incentive payments owed to tenants

Two tenants accounted for approximately 25% of the aggregate rental revenues including discontinued operations of the Partnership in 2006. Three tenants accounted for approximately 37% and 36% of the aggregate rental revenues including discontinued operations of the Partnership in 2005 and 2004, respectively.

The Partnership owns the fee interest in the land on which certain of its properties are located, leases the land pursuant to ground leases or holds an estate for years with an option to lease the land upon expiration of the estate for years.

The rent payable under the ground leases is as follows (in thousands):

2007	$2,840
2008	2,335
2009	1,939
2010	1,650
2011	1,291
Thereafter	2,548

$12,603

Note 4	— Real Estate Securities Available for Sale

Real estate securities available for sale are as follows (in thousands):

For the year ended December 31, 2006:

			Unrealized
		Cost at	Gain at	Balance at
	Date	December 31,	December 31,	December 31,
Name	Purchased	2006	2006	2006

American Financial Realty	Various	$4,141	$435	$4,576
Capital Leasing Funding Inc.	Various	974	186	1,160
Spirit Finance Corporation	Various	2,978	140	3,118
WP Carey & Co., LLC	Various	15,783	310	16,093
Other real estate securities	Various	748	65	813

		$24,624	$1,136	$25,760

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2005:

			Unrealized
		Cost at	Gain (Loss) at	Balance at
	Date	December 31,	December 31,	December 31,
Name	Purchased	2005	2005	2005

American Financial Realty	Various	$1,231	$(31)	$1,200
Agree Realty Corp.	Various	1,617	117	1,734
Capital Leasing Funding Inc.	Various	974	79	1,053
Other real estate securities	Various	1,208	(1)	1,207

		$5,030	$164	$5,194

Note 5 —	Mortgage Notes Payable, Note Payable and Contract Right Mortgage Note Payable

Mortgage Notes Payable.  The Partnership, excluding discontinued operations, had outstanding mortgage notes payable with an aggregate principal balance of $279,304,000 and $166,195,000 at December 31, 2006 and 2005, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross-collateralized.

The mortgage notes mature at various dates from 2008 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 5.97% at December 31, 2006. Interest rates on the mortgages ranged from 5.0% to 9.9% with a weighted average interest rate of 6.1% at December 31, 2005.

Note Payable.  In August 2005, the Partnership refinanced its then existing loan with Bank of America with a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance of $547,199,000 and $593,463,000 at December 31, 2006 and December 31, 2005, respectively, and bears interest at the election of the Partnership at a rate equal to either (i) the LIBOR Rate plus 175 basis points or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two, one-year extensions and will require monthly payments of interest only. In addition, the loan requires quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods. The Partnership is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on the Partnership’s assets and the assets of the Partnership’s subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Partnership or the Partnership’s subsidiaries. The Partnership can prepay the loan in whole or in part at any time with no premium. The loan contains customary financial and other covenants.

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

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

The table below represents information about the Partnership’s interest rate swap and cap at December 31, 2006 (in thousands):

					Estimated Fair	Hedge	Gross
Active Period	Swap		Notional Amount of	Cost of	Value/Carrying	Ineffectiveness	Unrealized Gain
through	Rate	Cap Rate	Hedged Liability	Hedge	Value	Recognized	(Loss)

August 2010	4.642%	—	$250,000	$0	$2,519	$0	$1,404
August 2008	—	6.00%	$290,000	$588	$73	$8	$(400)

No hedge ineffectiveness on cash flow hedges was recognized for the year ended December 31, 2005.

Revolving Credit Line.  On April 7, 2006, the Partnership entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000,000. The revolving credit facility was scheduled to mature on April 7, 2009. Amounts borrowed under the revolving credit line bore interest at rates based on the Partnership’s leverage ratio ranging from LIBOR plus 1.35% to LIBOR plus 2.00%. In addition, the Partnership was required to pay a 12.5 or 25 basis point fee on the unused portion of the line, depending on the amount borrowed. On December 29, 2006, the Partnership terminated the agreement.

Contract Right Mortgage Note Payable.  The Partnership has one contract right mortgage note payable with a principal balance of $12,231,000 and $11,128,000 at December 31, 2006 and 2005, respectively. The contract right mortgage note has a fixed interest rate of 9.68%, and principal payments commence in 2009.

In connection with the Partnership’s refinancings, real estate sales and repayments of mortgage debt during 2006 and 2005, the Partnership has recognized a net loss from early extinguishment of debt of $1,315,000 and $30,500,000, respectively. Of the 2005 amount, $5,200,000 is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $807,000 and $7,000,000 for the years ended December 31, 2006 and 2005, respectively, plus mortgage prepayment penalties of $508,000 and $23,500,000 for the years ended December 31, 2006 and 2005, respectively. During 2004, the Partnership recognized a net loss from early extinguishment of debt of $6,600,000, $6,500,000 of which is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $6,300,000, plus mortgage prepayment penalties of $300,000.

Scheduled payments of principal at December 31, 2006, for the next five years and thereafter through maturity, are as follows (in thousands):

					Accrued
	Mortgage		Contract		Interest at
	Notes		Mortgage	Principal	December 31,
Year	Payable	Note Payable	Notes Payable	Total	2006	Total

2007	$30,640	$7,500	$—	$38,140	$4,093	$42,233
2008	32,780	539,699	—	572,479	—	572,479
2009	34,599	—	229	34,828	—	34,828
2010	2,099	—	491	2,590	—	2,590
2011	5,465	—	540	6,005	—	6,005
Thereafter	173,721	—	10,971	184,692	—	184,692

	$279,304	$547,199	$12,231	$838,734	$4,093	$842,827

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Equity Investments in Limited Partnerships

The equity investments in limited partnerships consists of the following (in thousands):

	2006	2005

Balance, beginning of year	$13,846	$11,107
Investments in limited partnership	729	10
Equity in income of limited partnerships	2,111	3,128
Distributions from limited partnerships	(421)	(399)
Consolidation of previously unconsolidated limited partnerships	(6,684)	—

Balance, end of year	$9,581	$13,846

The balance in equity investments in limited partnerships at December 31, 2006 consists primarily of three partnerships with ownership percentages ranging from 24.0% to 30.5%, and these partnerships own three properties net leased to three different tenants.

The Partnership has paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Partnership’s investment over the underlying net assets of these limited partnerships of $5,000,000 and $5,100,000 as of December 31, 2006 and 2005, substantially all of which relates to the difference between the fair values at the date of acquisition of the partnership’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $132,000; $128,000; and $126,000; for the years ended December 31, 2006, 2005 and 2004, respectively.

The limited partnerships condensed combined statements of operations for the years ended December 31, 2006, 2005 and 2004 and condensed combined balance sheets as of December 31, 2006 and 2005 are as follows (in thousands):

Condensed Statements of Operations:

	Years Ended December 31,
	2006	2005	2004
		(Unaudited)

Rental revenue and interest income	$21,371	$27,289	$27,270
Interest expense	(7,529)	(9,914)	(11,051)
Administrative expenses	(49)	(71)	(77)
Ground rent	(699)	(699)	(699)
Depreciation expense	(2,908)	(3,489)	(3,501)
Amortization expense	(265)	(525)	(525)

Net income	$9,921	$12,591	$11,417

On the Partnership’s Consolidated Statements of Operations and Comprehensive Income:
Equity in income from investments in limited partnerships	$2,111	$3,128	$2,662

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

Condensed Balance Sheets:

	December 31,	December 31,
	2006	2005
	(Unaudited)

Cash	$1,582	$1,744
Real estate, net	63,364	81,043
Other assets	2,257	2,928

Total assets	$67,203	$85,715

Accounts payable and other liabilities	$814	$1,436
Mortgages payable	70,680	96,238
Partners’ deficit	(4,291)	(11,959)

Total liabilities and partners’ deficit	$67,203	$85,715

On the Partnership’s Consolidated Balance Sheet:
Equity investment in limited partnership	$9,581	$13,846

Note 7	— Investment in Joint Venture

On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a/111 Debt Holdings LLC) (“Concord”). Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR) and is managed by an affiliate of NKT Advisors, LLC, the Partnership’s former external advisor, and Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. The joint venture is owned equally by Winthrop and the Partnership. The Partnership and Winthrop initially committed to invest up to $50,000,000 each in the joint venture. In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston. In May 2006, the joint venture entered into a second repurchase agreement with Bear Stearns International Ltd. enabling the joint venture an additionally $200,000,000 in leverage. Effective October 13, 2006, each of the Partnership and Winthrop agreed to commit an additional $50,000,000 ($100,000,000 in the aggregate) to the joint venture.

Prior to the admission of Winthrop, Concord was a wholly-owned subsidiary of the Partnership which, through its wholly-owned subsidiary, 111 Debt Acquisition LLC, owned loan assets which had been acquired in anticipation of the formation of the joint venture. Upon Winthrop’s admission to 111 Debt Holdings, LLC, Winthrop paid approximately $10,900,000, which represents 50% of the cost of the acquired assets plus the interest accrued thereon, less the debt encumbering such assets.

The joint venture is governed by an investment committee which consists of two members appointed by each of Winthrop and the Partnership with one additional member being appointed by the common management of Winthrop and the Partnership. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by Winthrop and the Partnership. Pursuant to the terms of the joint venture agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000,000, require the consent of the investment committee; provided, however, the consent of both Winthrop and the Partnership is required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the Partnership, would require consent of Winthrop’s Conflicts Committee or Lexington’s independent trustees, the entering into of any agreement with FUR Advisors or the amendment of the joint venture agreement.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

On December 21, 2006, Concord consummated its first collateralized debt obligation (“CDO”). The CDO issued an aggregate of approximately $376,650,000 of investment grade-rated debt. Concord retained an equity interest in the portfolio with a notional amount of $88,000,000.

The Partnership accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

2006

Balance, January 1	$—
Investment in joint venture	102,585
Equity in income of joint venture	1,340
Return of capital from joint venture	(10,874)

Balance, December 31	$93,051

The joint venture’s condensed balance sheet as of December 31, 2006 was as follows (in thousands):

December 31,
2006

Consolidated Balance Sheet Information
Cash and restricted cash	$148,261
Investment in debt securities	450,870
Other assets	10,744

Total assets	$609,875

Accounts payable and other liabilities	$2,347
Collateralized debt obligations	376,650
Repurchase agreements	43,893
Members’ equity	186,985

Total liabilities and members’ equity	$609,875

On the Partnership’s Consolidated Balance Sheet:
Equity investment in joint venture	$93,051

For the
Period
March 31 to
December 31,
2006

Condensed Statement of Operations Information
Interest income	$12,714
Loss from change in fair market value of interest rate derivatives	(2,137)
Interest expense	(6,156)
General and administrative	(1,741)

Net income	$2,680

On the Partnership’s Consolidated Statement of Operations and Comprehensive Income:
Equity income of joint venture:	$1,340

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

The joint venture commenced operations on March 31, 2006.

Note 8	— Variable Interest Entities

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

During the quarter ended March 31, 2006, the Partnership identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Partnership has loaned approximately $7,300,000 to Camfex as of December 31, 2006. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will require additional subordinate investment by the Partnership, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s unaudited consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $30,000,000 at December 31, 2006. Camfex has additional mortgage debt of approximately $28,000,000 as of December 31, 2006. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. The Partnership has determined that its other loans and investments are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 9	— Related Party Transactions

The following describes certain related party transactions not discussed elsewhere in the footnotes:

Winthrop Realty Partners L.P. (“WRP”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, performed asset management services for the Partnership and received a fee of $1,600,000 and $1,900,000 for the years ended December 31, 2005 and 2004, respectively.

For the period from November 7, 2005 to December 31, 2006, NKT Advisors performed the asset management services for the Partnership previously provided by WRP. For providing such services, NKT Advisors received an annual base management fee which was payable quarterly in arrears in cash. The annual base management fee was equal to the greater of (a) $4,800,000 or (b) 1.5% per annum of equity as defined. In addition, NKT Advisors was entitled to receive incentive management fees each fiscal quarter, payable quarterly in arrears, in an annual amount equal to 20% of the amount by which adjusted funds from operations for the Partnership, before incentive management fees exceeded certain hurdle amounts as defined in the agreement. The Partnership paid NKT Advisors a base management fee of $4,800,000 and $720,000 for the years ended December 31, 2006 and 2005, respectively. No incentive management fee was paid during the years ended December 31, 2006 and 2005. In connection with the Merger, the Advisory Agreement was terminated early, and the Partnership paid to NKT Advisors a termination payment of $12,500,000.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

The Partnership provides certain asset management, investor and administrative services to some unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Partnership earned $248,000; $287,000; and $332,000 of management fees for these services for the years ended December 31, 2006, 2005 and 2004, respectively. The Partnership had receivables for management fees of $784,000 and $812,000 due from these partnerships at December 31, 2006 and 2005, respectively.

An affiliate Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, began providing property management services at ten properties owned by the Partnership during 2006. The Partnership paid fees of $363,000 to Winthrop Management for the year ended December 31, 2006.

In connection with the Newkirk IPO, the Partnership was assigned an Exclusivity Services Agreement with Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease asset, as defined. In consideration for the assignment of these rights, the Partnership issued 1,000,000 units (“Exclusivity Units”) to Newkirk for a total consideration for $20,000,000. At the time, of issuance of the Exclusivity Units, 500,000 of the 1,000,000 units were subject to forfeiture (reducing by 13,889 units per month) upon the occurrence of certain events. As a result of the Merger, the Exclusivity Units became no longer subject to forfeiture.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties and one other property controlled by a former affiliate. The Partnership’s ownership interest, net of discount, amounted to $11,000,000 and $10,500,000 at December 31, 2006 and 2005, respectively, and the Partnership earned interest income of $1,200,000 per year for the years ended December 31, 2006, 2005 and 2004 related to this ownership interest.

T-Two Partners LP is the beneficial owner of certain contract right mortgage loans. On November 7, 2005, the Partnership acquired ownership of T-Two Partners LP. Interest expense for the years ended December 31, 2005 and 2004 included interest expense of $18,600,000 and $25,000,000, respectively ($6,500,000 and $9,000,000 of which are included in discontinued operations, respectively) relating to these contract right mortgage loans.

An affiliate of the former general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $16,233,000 and $15,536,000 at December 31, 2006 and December 31, 2005, respectively. Included in interest expense is $780,000, $747,000 and $715,000 per year related to this second mortgage payable for 2006, 2005 and 2004, respectively.

On July 29, 2004, the Partnership sold 25 properties for a combined net sales price of $63,800,000 to Vornado, which is a limited partner in the Partnership and, at such time, an affiliate of the Partnership’s then general partner. After satisfying existing mortgage debt of $31,500,000, the net sales proceeds were approximately $32,300,000 of which $23,700,000 was applied to a principal payment on the note payable. The Partnership recognized a net gain on the sale of these properties of $38,700,000.

In August 2005, WRP loaned $200,000 to a partnership in which the Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006. Interest paid on this loan during the first quarter of 2006 was approximately $9,000.

Note 10 —	Commitments and Contingencies

On January 15, 2006, the Partnership entered into an agreement with U.S. Realty Advisors, LLC (“USRA”), whereby the Partnership agreed to pay to USRA the following amounts with respect to any properties acquired by the Partnership or a subsidiary in which USRA served as the identifying party:

1. 1.5% of the gross purchase price

2. 25% of net proceeds and net cash flow (as defined) after the Partnership receives a return of all its invested capital plus a 12% IRR.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

The property owned by the Partnership located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275,000 was paid to USRA during the year ended December 31, 2006 for the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of December 31, 2006.

On December 31, 2006, the Partnership, Lexington, Lexington’s operating partnerships, Lepercq Corporate Income Fund LP (“LCIF”), Lepercq Corporate Income Fund II LP (“LCIF II”) and Net 3 Acquisition LP (“Net 3”) entered into a funding agreement. All references to Operating Partnerships in this paragraph refer to the Partnership, LCIF, LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (i) a specified distribution set forth in its partnership agreement or (ii) the cash dividend payable with respect to a whole or fractional Lexington common shares into which such partnership’s common units would be converted if they were redeemed for Lexington common share in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shorttfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. The Partnership’s right to receive these loans will expire if Lexington contributes to the Partnership all of its economic interests in the other operating partnerships, its seven existing joint ventures and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter the Partnership will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid.

Note 11 —	Discontinued Operations and Sales of Real Estate

The Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations. At December 31, 2006, the Partnership determined that eight properties should be classified as held for sale in the accompanying consolidated balance sheet.

•	Two properties located in Louisville, Kentucky and one located in Columbus, Ohio, which are leased to The Kroger Company are in discontinued operations as the tenant has notified the Partnership that it is exercising its option to purchase the properties under its lease.

•	Four properties that are leased to Honeywell International, Inc. are in discontinued operations as the tenant has exercised an option to purchase the properties in 2007. The sale was consummated on February 1, 2007.

•	A vacant property in Littleton, Colorado is in discontinued operations as the Partnership has a signed offer to purchase from an unaffiliated third party.

During the year ended December 31, 2006, the Partnership sold 51 properties and a parcel of land for a combined sales price of approximately $193,000,000. The Partnership recognized a net gain on sale of these properties of $68,582,000. During the year ended December 31, 2005, the Partnership sold seven properties for a combined net sales price of $44,900,000. The Partnership recognized a net gain on sale of these properties of $17,707,000. During the year ended December 31, 2004, the Partnership sold 58 properties for a combined net sales price of $127,200,000. The Partnership recognized a net gain on sale of these properties of $49,808,000. The sales

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144.

Discontinued operations for the years ended December 31, 2006, 2005 and 2004 are summarized as follows (in thousands):

	2006	2005	2004

Revenue	$30,585	$62,451	$72,892
Expenses	(15,345)	(35,032)	(31,760)
Impairment loss on real estate	—	(26,965)	(3,465)
Net loss from early extinguishment of debt	—	(5,154)	(6,507)
Gain from disposal of real estate	68,582	17,707	49,808
Minority interest	(72)	(60)	(508)

Income from discontinued operations	$83,750	$12,947	$80,460

Expenses include interest expense to related parties of $0, $6,500,000 and $9,000,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other assets of discontinued operations at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005

Receivables	$1,785	$213
Other assets	74	332

	$1,859	$545

Liabilities of discontinued operations at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005

Accounts payable and accrued expenses	$110	$—
Mortgage notes and accrued interest payable	—	40,491

	$110	$40,491

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements — (Continued)

Note 12 —	Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2006 and 2005:

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per unit amounts)

2006
Revenues(1)	$53,065	$53,668	$53,455	$45,035

Net income (loss)	$26,433	$27,410	$85,973	$(10,474)

Net income (loss) per limited partnership unit	$.51	$.53	$1.67	$(.20)

2005
Revenues(1)	$47,771	$46,885	$47,152	$47,879

Net income (loss)	$27,131	$(1,272)	$7,160	$16,276

Net income (loss) per limited partnership unit	$0.71	$(0.03)	$0.19	$0.36

(1)	All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2006 and 2005, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income.

The sum of the quarterly income per unit amounts may not equal the full year amounts primarily because the computations of the weighted average number of units outstanding for each quarter and the full year are made independently.

Note 13	— Subsequent Events

In January, February and March, the Partnership issued an aggregate of $450,000,000, 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”). The Exchangeable Notes are due in 2027 but can be put to the Partnership commencing in 2012 and every five years thereafter through maturity. The Exchangeable Notes are convertible by the holder into common shares of Lexington at a price of $25.25 per share, however, the principal balance must be satisfied in cash.

The KeyBank loan was fully repaid.

The Partnership obtained financing on its McDonough, Georgia property of $23,000,000. The loan bears interest at 6.11% and matures in November 2017.

The Partnership sold four properties leased to Honeywell International, Inc. for $41,900,000.

The Partnership entered into a purchase and sale agreement with an unaffililated third party for its vacant property located in Littleton, Colorado for $2,400,000. It is anticipated that the sale will take place in May 2007.

The Partnership purchased properties in Boston, Massachusetts, Coppell, Texas and Shreveport, Louisiana for an aggregate of $64,600,000.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III
Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Continuing Operations:
Office	Little Rock, AR	$—	$—	$244,068	$—	$2,596,680	$—	$244,068	$—	$2,596,680	$2,840,748	$959,257	1/1/2002	40
Office	Pine Bluff, AR	—	—	37,723	—	2,997,699	—	37,723	—	2,997,699	3,035,422	1,378,872	1/1/2002	40
Office	Sierra Vista, AR	—	—	20,013	—	—	—	20,013	—	—	20,013	—	1/1/2002
Office	El Segundo, CA	23,529,260	—	—	1,900,630	38,919,128	551,095	551,095	1,900,630	38,919,128	41,370,853	14,139,679	1/1/2002	26-40
Office	Irvine, CA	9,094,025	—	2,098,507	—	18,222,489	1,000,000	2,098,507	—	19,222,489	21,320,996	690,493	1/1/2003	40
Office	Long Beach, CA	23,411,546	8,610,432	—	19,614,925	71,426,082	—	—	19,614,925	71,426,082	91,041,007	44,960,394	1/1/2002	27-40
Office	Pleasanton, CA	4,652,497	—	—	281,772	2,724,072	—	—	281,772	2,724,072	3,005,844	123,034	1/1/2006	40
Office	San Fransisco, CA	23,312,937	—	3,500,529	—	23,982,516	789,559	4,205,341	—	24,067,263	28,272,604	1,083,179	1/1/2006	40
Office	Walnut Creek, CA	—	—	—	1,339,403	12,740,690	—	—	1,339,403	12,740,690	14,080,093	6,068,025	1/1/2002	27-40
Office	Colorado Spring, CO	—	—	384,876	—	13,537,369	—	384,876	—	13,537,369	13,922,245	5,306,827	1/1/2002	38-40
Office	Clinton, CT	717,999	—	—	—	1,546,293	—	—	—	1,546,293	1,546,293	168,436	1/1/2003	20-40
Office	Orlando, FL	—	—	—	—	15,198,785	—	—	—	15,198,785	15,198,785	6,371,921	1/1/2002	38-40
Office	Orlando, FL	—	—	2,015,271	—	39,647,028	24,984	2,015,271	—	39,672,012	41,687,283	16,386,897	1/1/2002	38-40
Office	Lisle, IL	5,225,000	—	1,775,715	—	5,761,664	—	1,775,715	—	5,761,664	7,537,379	138,040	1/26/2006	40
Office	Lisle, IL	5,225,000	—	1,775,715	—	5,761,664	—	1,775,715	—	5,761,664	7,537,379	138,040	1/26/2006	40
Office	Columbus, IN	—	—	—	—	53,535,768	—	—	—	53,535,768	53,535,768	14,809,714	1/1/2002	38-40
Office	Carondelet, LA	6,712,387	—	—	—	11,700,137	—	—	—	11,700,137	11,700,137	1,893,985	1/1/2003	20-40
Office	Tulane, LA	5,335,502	—	—	—	9,408,575	—	—	—	9,408,575	9,408,575	1,249,547	1/1/2003	20-40
Office	Baltimore, MD	—	—	—	—	138,431,882	6,643	—	—	138,438,525	138,438,525	63,800,914	1/1/2002	14-40
Office	Bridgeton, MO	—	—	—	—	3,177,573	220,515	—	—	3,398,088	3,398,088	1,317,958	1/1/2002	25-40
Office	Bridgewater, NJ	14,805,000	—	6,273,042	—	14,876,796	—	6,273,042	—	14,876,796	21,149,838	599,076	1/18/2006	5-40
Office	Carteret, NJ	—	—	482,889	—	10,450,068	—	482,889	—	10,450,068	10,932,957	4,160,725	1/1/2002	38-40
Office	Elizabeth, NJ	—	—	131,053	—	4,761,579	125,000	256,053	—	4,761,579	5,017,632	1,891,297	1/1/2002	38-40
Office	Plainsboro, NJ	—	—	23,855	—	866,678	25,000	48,855	—	866,678	915,533	333,758	1/1/2002	38-40
Office	Rockaway, NJ	14,900,000	—	7,195,672	—	12,116,386	—	7,195,672	—	12,116,386	19,312,058	189,319	5/5/2006	40

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Office	Las Vegas, NV	—	—	1,993,597	—	42,579,675	—	1,993,597	—	42,579,675	44,573,272	10,724,161	1/1/2002	38-40
Office	Rochester, NY	18,800,000	—	560,179	—	20,649,680	—	560,179	—	20,649,680	21,209,859	365,671	4/26/2006	40
Office	Miamisburg, OH	—	—	—	—	7,922,845	—	—	—	7,922,845	7,922,845	3,966,913	1/1/2002	22-40
Office	Miamisburg, OH	—	—	—	—	6,454,696	—	—	—	6,454,696	6,454,696	2,865,423	1/1/2002	22-40
Office	Allentown, PA	—	—	29,773	—	4,816,913	—	29,773	—	4,816,913	4,846,686	2,512,220	1/1/2002	40
Office	Johnson City, TN	—	—	550,046	—	4,569,794	—	550,046	—	4,569,794	5,119,840	1,205,411	1/1/2002	38-40
Office	Kingport, TN	—	—	89,846	—	3,159,093	—	89,846	—	3,159,093	3,248,939	1,107,554	1/1/2002	38-40
Office	Memphis, TN	—	—	—	647,570	6,005,774	—	—	647,570	6,005,774	6,653,344	2,898,861	1/1/2002	27-40
Office	Memphis, TN	—	—	50,183	—	63,296,739	306,467	356,650	—	63,296,739	63,653,389	19,199,745	1/1/2002	38-40
Office	Beaumont, TX	—	—	318,821	—	9,484,884	47,730	366,551	—	9,484,884	9,851,435	3,864,519	1/1/2002	38-40
Office	Beaumont, TX	—	—	—	—	49,406,412	—	—	—	49,406,412	49,406,412	11,260,688	1/1/2002	38-40
Office	Bedford, TX	—	—	—	—	12,540,828	4,799,433	2,555,275	—	14,784,986	17,340,261	5,585,067	1/1/2002	38-40
Office	Dallas, TX	—	—	489,984	—	20,059,118	141,576	631,560	—	20,059,118	20,690,678	10,352,231	1/1/2002	38-40
Office	Garland, TX	—	—	60,079	—	11,406,998	188,163	248,242	—	11,406,998	11,655,240	3,154,545	1/1/2002	29-40
Office	Evanston — Cons, WY	—	—	202,167	—	1,347,327	166,119	202,167	—	1,513,446	1,715,613	1,365,416	1/1/2002	20-40

		155,721,153	8,610,432	30,303,603	23,784,300	778,088,377	8,392,284	34,948,721	23,784,300	781,835,543	840,568,564	268,587,812

Retail	Florence, AL	—	—	—	343,662	3,187,227	—	—	343,662	3,187,227	3,530,889	1,538,408	1/1/2002	27-40
Retail	Montgomery, AL	—	—	—	—	1,463,512	1,600	—	—	1,465,112	1,465,112	767,687	1/1/2002	40
Retail	Bisbee, AZ	—	—	—	333,266	2,127,159	—	—	333,266	2,127,159	2,460,425	1,163,383	1/1/2002	27-40
Retail	Mesa, AZ	—	—	45,834	—	—	—	45,834	—	—	45,834	—	1/1/2002
Retail	Mesa, McKellips, AZ	—	—	12,987	—	92,722	—	12,987	—	92,722	105,709	47,366	4/1/2003	35-40
Retail	Phoenix, AZ	—	—	47,943	—	—	—	47,943	—	—	47,943	—	1/1/2002
Retail	Springdale, AZ	—	—	—	—	—	3,670	3,670	—	—	3,670	—	1/1/2002
Retail	Tucson, AZ	—	—	—	380,494	2,428,603	—	—	380,494	2,428,603	2,809,097	1,328,248	1/1/2002	27-40
Retail	Atascadero, CA	—	—	23,708	—	169,278	—	23,708	—	169,278	192,986	86,475	4/1/2003	35-40
Retail	Beaumont, CA	—	—	22,510	—	160,719	—	22,510	—	160,719	183,229	82,103	1/1/2002	20-40
Retail	Beaumont, CA	—	—	—	—	—	3,830	3,830	—	—	3,830	—	1/1/2002

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Retail	Corona, CA	—	—	—	121,146	1,014,368	—	—	121,146	1,014,368	1,135,514	365,630	1/1/2002	22-40
Retail	El Toro, CA	—	—	141,727	—	285,471	—	141,727	—	285,471	427,198	153,374	1/1/2002	20-40
Retail	Indio, CA	—	—	—	106,278	889,906	—	—	106,278	889,906	996,184	320,765	1/1/2002	26-40
Retail	Loveland, CA	—	—	18,581	—	—	—	18,581	—	—	18,581	—	1/1/2002
Retail	Mammoth Lake, CA	—	—	—	700,534	4,857,292	—	—	700,534	4,857,292	5,557,826	2,691,792	1/1/2002	27-40
Retail	Morgan Hill, CA	—	—	83,350	—	167,891	—	83,350	—	167,891	251,241	90,207	1/1/2002	20-40
Retail	Pasadena, CA	—	—	18,226	—	—	—	18,226	—	—	18,226	—	1/1/2002	40
Retail	Paso Robles, CA	—	—	24,308	—	173,557	—	24,308	—	173,557	197,865	88,661	4/1/2003	35-40
Retail	Pleasanton, CA	—	—	480,348	—	13,118,824	—	480,348	—	13,118,824	13,599,172	6,330,313	1/1/2002
Retail	Redlands, CA	—	—	72,890	—	146,822	—	72,890	—	146,822	219,712	78,889	4/1/2003	20-40
Retail	Rialto, CA	—	—	14,673	—	—	—	14,673	—	—	14,673	—	1/1/2002
Retail	San Diego, CA	—	—	—	—	15,656,896	—	—	—	15,656,896	15,656,896	7,577,886	1/1/2002	38-40
Retail	San Dimas, CA	—	—	15,713	—	—	—	15,713	—	—	15,713	—	1/1/2002
Retail	Santa Monica, CA	—	—	445,955	—	7,050,333	—	445,955	—	7,050,333	7,496,288	2,968,673	1/1/2002	38-40
Retail	Simi Valley, CA	—	—	16,828	—	—	—	16,828	—	—	16,828	—	1/1/2002
Retail	Tustin, CA	—	—	285,000	—	746,884	—	285,000	—	746,884	1,031,884	155,432	1/1/2002	35-40
Retail	Union City, CA	—	—	93,053	—	171,481	—	93,053	—	171,481	264,534	77,503	4/1/2003	20-40
Retail	Ventura, CA	—	—	—	—	6,870,815	—	—	—	6,870,815	6,870,815	3,267,604	1/1/2002	20-40
Retail	Yorba Linda, CA	—	—	96,861	—	211,064	—	96,861	—	211,064	307,925	128,041	4/1/2003	20-40
Retail	Yucca Valley, CA	—	—	17,462	—	—	—	17,462	—	—	17,462	—	1/1/2002
Retail	Aurora, CO	—	—	—	400,072	2,768,776	—	—	400,072	2,768,776	3,168,848	1,535,049	1/1/2002	27-40
Retail	Aurora, CO	—	—	280,211	—	1,548,355	—	280,211	—	1,548,355	1,828,566	657,528	1/1/2002	40
Retail	Aurora , CO	—	—	19,324	—	—	—	19,324	—	—	19,324	—	1/1/2002
Retail	Colorado Springs, CO	—	—	20,139	—	—	—	20,139	—	—	20,139	—	1/1/2002
Retail	Pueblo, CO	—	—	15,588	—	—	—	15,588	—	—	15,588	—	1/1/2002
Retail	Homestead, FL	—	—	19,681	—	—	—	19,681	—	—	19,681	—	1/1/2002
Retail	Orlando, FL	—	—	15,410	—	—	—	15,410	—	—	15,410	—	1/1/2002
Retail	Port Richey, FL	—	—	—	—	1,570,170	1,274	—	—	1,571,444	1,571,444	582,935	1/1/2002	38-40

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Retail	Tallahassee, FL	—	—	—	—	1,729,065	—	—	—	1,729,065	1,729,065	807,068	1/1/2002	40
Retail	Atlanta (Dunwoody), GA	—	—	—	120,697	813,389	—	—	120,697	813,389	934,086	404,081	1/1/2002	25-35
Retail	Atlanta (Exec Park), GA	—	—	—	153,014	1,031,179	—	—	153,014	1,031,179	1,184,193	512,277	1/1/2002	25-35
Retail	Atlanta (Ponce de Leon), GA	—	—	—	107,249	722,764	—	—	107,249	722,764	830,013	359,060	1/1/2002	25-35
Retail	Cumming, GA	—	—	—	270,916	1,825,733	—	—	270,916	1,825,733	2,096,649	907,001	1/1/2002	25-35
Retail	Duluth, GA	—	—	—	182,098	1,227,177	—	—	182,098	1,227,177	1,409,275	609,646	1/1/2002	25-35
Retail	Forest Park (Clayton), GA	—	—	—	272,514	1,836,502	—	—	272,514	1,836,502	2,109,016	912,351	1/1/2002	25-35
Retail	Jonesboro, GA	—	—	—	105,469	710,765	—	—	105,469	710,765	816,234	353,099	1/1/2002	25-35
Retail	Stone Mountain, GA	—	—	—	129,849	875,068	—	—	129,849	875,068	1,004,917	434,723	1/1/2002	25-35
Retail	Rock Falls, IL	—	—	156,729	—	1,502,332	146,000	156,731	—	1,648,330	1,805,061	871,366	1/1/2002	38-40
Retail	Carmel, IN	—	—	28,757	—	2,326,954	23,279	52,036	—	2,326,954	2,378,990	1,107,764	1/1/2002	20-40
Retail	Lawrence, IN	—	—	30,606	—	2,877,258	23,279	53,885	—	2,877,258	2,931,143	1,368,414	1/1/2002	20-40
Retail	Minden , LA	—	—	342,304	76,762	1,961,545	—	342,304	76,762	1,961,545	2,380,611	605,311	1/1/2002	27-40
Retail	Columbia, MD	1,146,425	—	665,340	—	790,690	—	665,340	—	790,690	1,456,030	25,472	6/1/2006	40
Retail	Arnold, MO	—	—	—	—	—	4,817	4,817	—	—	4,817	—	1/1/2002
Retail	Independence, MO	—	—	15,561	—	—	—	15,561	—	—	15,561	—	1/1/2002
Retail	Lee’s Summit, MO	—	—	—	—	—	3,886	3,886	—	—	3,886	—	1/1/2002
Retail	St Louis, MO	—	—	18,418	—	—	—	18,418	—	—	18,418	—	1/1/2002
Retail	Billings, MT	—	—	—	—	2,805,618	—	—	—	2,805,618	2,805,618	1,197,959	1/1/2002	38-40
Retail	Charlotte, NC	—	—	20,819	—	898,638	15,259	36,078	—	898,638	934,716	282,298	1/1/2002	38-40
Retail	Concord, NC	—	—	41,180	—	1,777,516	15,259	56,439	—	1,777,516	1,833,955	558,587	1/1/2002	38-40
Retail	Jacksonville, NC	—	—	64,434	—	729,741	—	64,434	—	729,741	794,175	218,574	1/1/2002	38-40
Retail	Jefferson, NC	—	—	—	—	635,971	—	—	—	635,971	635,971	191,253	1/1/2002	38-40
Retail	Lexington, NC	—	—	106,703	—	1,208,617	—	106,703	—	1,208,617	1,315,320	368,844	1/1/2002	38-40
Retail	Thomasville, NC	—	—	23,546	—	1,016,388	15,259	38,805	—	1,016,388	1,055,193	318,951	1/1/2002
Retail	Garwood, NJ	185,624	—	—	—	3,802,120	607,569	607,569	—	3,802,120	4,409,689	1,250,197	1/1/2002	38-40
Retail	Albuquerque, NM	—	—	16,692	—	—	—	16,692	—	—	16,692	—	1/1/2002	27-40
Retail	Albuquerque, NM	—	—	15,482	—	—	—	15,482	—	—	15,482	—	1/1/2002

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Retail	Albuquerque, NM	—	—	261,712	97,050	2,480,017	—	261,712	97,050	2,480,017	2,838,779	765,304	1/1/2002
Retail	Farmington, NM	—	—	11,655	—	83,212	—	11,655	—	83,212	94,867	42,507	4/1/2003	35-40
Retail	Las Vegas, NV	—	—	19,977	—	—	—	19,977	—	—	19,977	—	1/1/2002
Retail	Las Vegas, Bonan, NV	—	—	18,315	—	130,761	—	18,315	—	130,761	149,076	66,796	4/1/2003	35-40
Retail	Portchester, NY	—	—	—	—	7,308,836	—	—	—	7,308,836	7,308,836	2,949,498	1/1/2002	38-40
Retail	Cincinatti, OH	—	—	—	—	1	—	—	—	1	1	—	1/1/2002	38-40
Retail	Franklin, OH	—	—	13,859	—	1,685,071	23,279	37,138	—	1,685,071	1,722,209	781,951	1/1/2002	38-40
Retail	Lawton , OK	—	—	—	353,712	2,257,661	—	—	353,712	2,257,661	2,611,373	1,234,757	1/1/2002	27-40
Retail	Ponca City, OK	—	—	47,435	—	—	—	47,435	—	—	47,435	—	1/1/2002
Retail	Stillwater, OK	—	—	15,239	—	—	—	15,239	—	—	15,239	—	1/1/2002
Retail	Grants Pass, OR	—	—	—	320,017	2,042,594	—	—	320,017	2,042,594	2,362,611	1,117,133	1/1/2002	27-40
Retail	Doylestown, PA	—	—	97,314	—	819,192	108	97,422	—	819,192	916,614	255,873	1/1/2002	20-40
Retail	Lansdale, PA	—	—	102,921	—	866,323	108	103,029	—	866,323	969,352	270,592	1/1/2002	20-40
Retail	Lima, PA	—	—	112,018	—	942,899	108	112,126	—	942,899	1,055,025	294,511	1/1/2002	20-40
Retail	Philadelphia, PA	—	—	628,239	—	3,796,097	—	628,239	—	3,796,097	4,424,336	1,325,596	1/1/2002	40
Retail	Philadelphia, 52nd, PA	—	—	123,228	—	1,037,260	108	123,336	—	1,037,260	1,160,596	323,984	1/1/2002	20-40
Retail	Philadelphia, Broad, PA	—	—	130,924	—	1,102,037	108	131,032	—	1,102,037	1,233,069	344,219	1/1/2002	20-40
Retail	Philadelphia, Bustle, PA	—	—	97,321	—	819,192	108	97,429	—	819,192	916,621	255,873	1/1/2002	20-40
Retail	Philadelphia, Cottman, PA	—	—	138,628	—	1,166,885	108	138,736	—	1,166,885	1,305,621	364,472	1/1/2002	20-40
Retail	Philadelphia, Frankford, PA	—	—	108,177	—	907,541	108	108,285	—	907,541	1,015,826	283,467	1/1/2002	20-40
Retail	Philadelphia, Lehigh, PA	—	—	98,019	—	825,061	108	98,127	—	825,061	923,188	257,706	1/1/2002	20-40
Retail	Philadelphia, N 5th, PA	—	—	29,405	—	247,488	104	29,509	—	247,488	276,997	77,302	1/1/2002	20-40
Retail	Philadelphia, N Broad, PA	—	—	91,722	—	772,059	108	91,830	—	772,059	863,889	241,150	1/1/2002	20-40
Retail	Richboro, PA	—	—	90,320	—	760,250	108	90,428	—	760,250	850,678	237,464	1/1/2002	20-40
Retail	Wayne, PA	—	—	131,983	—	1,113,823	108	132,091	—	1,113,823	1,245,914	347,899	1/1/2002	20-40
Retail	Moncks Corner, SC	—	—	—	—	539,472	—	—	—	539,472	539,472	163,931	1/1/2002	38-40
Retail	Chattanooga, TN	—	—	—	369,150	3,423,619	—	—	369,150	3,423,619	3,792,769	1,652,509	1/1/2002	27-40
Retail	Paris, TN	—	—	—	244,304	2,265,742	—	—	244,304	2,265,742	2,510,046	1,093,632	1/1/2002	27-40
Retail	Austin, TX	—	—	47,127	—	—	—	47,127	—	—	47,127	—	1/1/2002

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Retail	Baytown, TX	—	—	17,888	—	—	—	17,888	—	—	17,888	—	1/1/2002
Retail	Bear Creek, TX	—	—	17,859	—	—	—	17,859	—	—	17,859	—	1/1/2002
Retail	Carrolton, TX	—	—	—	—	2,878,867	2,856	—	—	2,881,723	2,881,723	969,618	1/1/2002	25-40
Retail	Dallas, TX	—	—	—	—	3,639,198	—	—	—	3,639,198	3,639,198	1,553,035	1/1/2002	38-40
Retail	El Paso, TX	—	—	14,599	—	—	—	14,599	—	—	14,599	—	1/1/2002
Retail	El Paso, TX	—	—	18,500	—	—	—	18,500	—	—	18,500	—	1/1/2002
Retail	El Paso, Alameda, TX	—	—	15,118	—	107,939	—	15,118	—	107,939	123,057	55,143	4/1/2003	35-40
Retail	El Paso, Dyer, TX	—	—	13,320	—	95,100	—	13,320	—	95,100	108,420	48,582	4/1/2003	35-40
Retail	Fort Worth, TX	—	—	—	532,341	3,692,266	—	—	532,341	3,692,266	4,224,607	2,046,010	1/1/2002	27-40
Retail	Garland, TX	—	—	—	130,505	3,334,967	—	—	130,505	3,334,967	3,465,472	1,029,130	1/1/2002	29-40
Retail	Granbury, TX	—	—	—	85,040	2,173,176	—	—	85,040	2,173,176	2,258,216	670,615	1/1/2002	29-40
Retail	Grand Prairie, TX	—	—	—	462,315	2,950,860	—	—	462,315	2,950,860	3,413,175	1,613,879	1/1/2002	27-40
Retail	Greenville, TX	—	—	—	—	1,431,281	—	—	—	1,431,281	1,431,281	1,077,403	1/1/2002	40
Retail	Hillsboro, TX	—	—	—	71,841	1,835,822	—	—	71,841	1,835,822	1,907,663	566,512	1/1/2002	29-40
Retail	Houston, TX	—	—	—	614,015	3,705,420	—	—	614,015	3,705,420	4,319,435	2,018,642	1/1/2002	27-40
Retail	Lubbock, TX	—	—	—	—	1,509,270	—	—	—	1,509,270	1,509,270	704,474	1/1/2002	40
Retail	Lubbock, 82nd, TX	—	—	16,050	—	114,594	—	16,050	—	114,594	130,644	58,536	4/1/2003	35-40
Retail	Sandy, UT	—	—	—	—	1,585,726	—	—	—	1,585,726	1,585,726	487,886	1/1/2002	38-40
Retail	Herndon, VA	—	—	17,741	—	—	—	17,741	—	—	17,741	—	1/1/2002
Retail	Staunton, VA	—	—	127,681	—	1,445,996	—	127,681	—	1,445,996	1,573,677	423,488	1/1/2002	38-40
Retail	Edmonds, WA	—	—	—	—	1,305,028	—	—	—	1,305,028	1,305,028	609,142	1/1/2002	40
Retail	Graham, WA	—	—	—	437,273	2,790,997	—	—	437,273	2,790,997	3,228,270	1,526,450	1/1/2002	27-40
Retail	Milton, WA	—	—	—	493,533	3,150,107	—	—	493,533	3,150,107	3,643,640	1,722,852	1/1/2002	27-40
Retail	Port Orchard, WA	—	—	—	—	865,542	—	—	—	865,542	865,542	454,022	1/1/2002	40
Retail	Puyallup, WA	—	—	15,117	—	—	—	15,117	—	—	15,117	—	1/1/2002
Retail	Redmond, WA	—	—	—	490,535	3,130,971	—	—	490,535	3,130,971	3,621,506	1,712,386	1/1/2002	27-40
Retail	Spokane, WA	—	—	—	376,686	2,404,286	—	—	376,686	2,404,286	2,780,972	1,314,950	1/1/2002	27-40
Retail	Cheyenne, WY	—	—	50,958	—	984,564	20,590	71,548	—	984,564	1,056,112	255,677	1/1/2002	38-40
Retail	Evanston, WY	—	—	101,226	—	293,942	29,082	92,033	—	332,217	424,250	10,180	1/1/2002	20-40

		1,332,049	—	6,736,476	8,882,337	182,802,167	942,188	7,488,661	8,882,337	182,992,170	199,363,168	81,424,986

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Industrial	Long Beach, CA	11,888,773	3,620,705	—	8,248,116	30,034,817	—	—	8,248,116	30,034,817	38,282,933	17,567,643	1/1/2002	27-40
Industrial	Palo Alto, CA	—	—	—	—	26,958,221	—	—	—	26,958,221	26,958,221	10,770,328	1/1/2002	40
Industrial	Orlando, FL	—	—	—	—	9,128,285	—	—	—	9,128,285	9,128,285	4,153,524	1/1/2002	38-40
Industrial	McDonough, GA	—	—	4,298,753	—	18,454,229	—	4,298,753	—	18,454,229	22,752,982	132,161	9/21/2006	40
Industrial	Rockford, IL	2,622,000	—	332,104	—	2,780,183	—	332,104	—	2,780,183	3,112,287	55,024	3/7/2006	40
Industrial	Rockford, IL	4,278,000	—	541,854	—	4,536,087	—	541,854	—	4,536,087	5,077,941	89,777	3/7/2006	40
Industrial	Owensboro, KY	7,926,338	—	—	—	15,716,110	—	—	—	15,716,110	15,716,110	1,499,929	1/1/2003	20-40
Industrial	North Berwick, ME	—	—	274,873	—	22,304,938	—	274,873	—	22,304,938	22,579,811	11,280,161	1/1/2002	38-40
Industrial	Lumberton, NC	—	—	371,852	—	11,226,314	—	371,852	—	11,226,314	11,598,166	35,082	11/6/2006	40
Industrial	Statesville, NC	14,100,000	—	1,101,691	—	15,123,208	—	1,101,691	—	15,123,208	16,224,899	299,313	3/29/2006	40
Industrial	Saugerties, NY	—	—	32,120	—	676,932	—	32,120	—	676,932	709,052	105,901	1/1/2002	15-40
Industrial	Cincinnati, OH	—	—	897,243	—	7,732,929	—	897,243	—	7,732,929	8,630,172	8,055	12/31/2006	40
Industrial	Columbus, OH	—	—	1,359,349	—	15,551,616	—	1,359,349	—	15,551,616	16,910,965	113,397	9/28/2006	40
Industrial	Glenwillow, OH	17,000,000	—	2,905,693	—	19,504,130	—	2,905,693	—	19,504,130	22,409,823	264,118	6/30/2006	40
Industrial	N Myrtle Beach, SC	—	—	—	—	1,577,826	—	—	—	1,577,826	1,577,826	495,384	1/1/2002	38-40
Industrial	Franklin, TN	—	—	—	—	8,805,302	—	—	—	8,805,302	8,805,302	3,265,899	1/1/2002	38-40
Industrial	Memphis, TN	—	—	—	—	19,233,942	—	—	—	19,233,942	19,233,942	9,769,563	1/1/2002	30-40
Industrial	Lewisville, TX	—	—	1,952,216	—	15,502,972	35,240	1,987,456	—	15,502,972	17,490,428	6,915,067	1/1/2002	38-40
Industrial	Windsor, WI	—	—	—	—	13,985,024	—	—	—	13,985,024	13,985,024	6,113,178	1/1/2002	38-40

		57,815,111	3,620,705	14,067,748	8,248,116	258,833,065	35,240	14,102,988	8,248,116	258,833,065	281,184,169	72,933,504

Other	Jonesboro, AR	—	—	17,184	—	—	—	17,184	—	—	17,184	—	1/1/2002
Other	Sun City, AZ	—	—	53,865	—	1,698,893	20,833	74,698	—	1,698,893	1,773,591	519,297	1/1/2002	38-40
Other	El Segundo, CA	60,985,290	—	—	4,926,225	100,873,472	1,428,379	1,428,379	4,926,224	100,873,473	107,228,076	48,818,112	1/1/2002	26-40
Other	Ft Collins, CO	—	—	62,568	—	1,973,910	20,833	83,401	—	1,973,910	2,057,311	588,537	1/1/2002	38-40
Other	Chicago, IL	3,450,581	—	—	—	—	—	—	—	—	—	—
Other	Baltimore, MD	—	—	4,491,954	125,347	—	531,247	4,491,954	125,347	531,247	5,148,548	—	10/31/2006	42
Other	Carlsbad, NM	—	—	49,629	—	1,566,312	20,833	70,462	—	1,566,312	1,636,774	484,677	1/1/2002	38-40
Other	Corpus Christi, TX	—	—	60,959	—	1,923,062	20,833	81,792	—	1,923,062	2,004,854	588,536	1/1/2002	38-40

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Schedule III — (continued)

Real Estate and Accumulated Depreciation
At December 31, 2006

							Cost
							Capitalized
							Subsequent
		Encumbrances		Initial Cost to Registrant			to Acquisition	As of December 31, 2006
			Contract		Land	Building and	Land/Building &		Land	Building and		Accumulated	Date	Life
	Location	Mortgage	Right	Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	(Yrs)

Other	El Paso, TX	—	—	40,140	—	1,265,089	20,833	60,973	—	1,265,089	1,326,062	380,817	1/1/2002	38-40
Other	McAllen, TX	—	—	36,134	—	1,138,486	20,833	56,967	—	1,138,486	1,195,453	346,197	1/1/2002	38-40
Other	Victoria , TX	—	—	59,222	—	1,894,779	20,833	80,055	—	1,894,779	1,974,834	553,916	1/1/2002	38-40

		64,435,871	—	4,871,655	5,051,572	112,334,003	2,105,457	6,445,865	5,051,571	112,865,251	124,362,687	52,280,089

Total from Continuing Operations		$279,304,184	$12,231,137	$55,979,482	$45,966,325	$1,332,057,612	$11,475,169	$62,986,235	$45,966,324	$1,336,526,029	$1,445,478,588	$475,226,391

The aggregate cost for federal income tax purposes was approximately $1,500,000,000.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Real Estate
Balance at beginning of year	$1,457,603	$1,578,182	$1,655,430
Additions during the year:
Land and land estates	41,145	30	2,557
Buildings and improvements	204,211	256	4,538

	1,702,959	1,578,468	1,662,525
Less: Reclassifications and disposition of assets	257,481	120,865	84,343

Balance at end of year	$1,445,478	$1,457,603	$1,578,182

Accumulated Depreciation
Balance at beginning of year	$544,085	$545,385	$526,193
Additions charged to operating expenses	59,724	49,156	39,231

	603,809	594,541	565,424
Less: Reclassifications and disposition of assets	128,583	50,456	20,039

Balance at end of year	$475,226	$544,085	$545,385

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(e)
4.1	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(e)
4.2	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(f)
4.3	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027.	(f)
4.4	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027.	(g)
4.5	Registration Rights Agreement, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., New 3 Acquisition L.P., Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein.	(f)
4.6	Registration Rights Agreement, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., New 3 Acquisition L.P., Bear, Stearns & Co. Inc. and Lehman Brothers Inc.	(g)
4.7	Common Share Delivery Agreement, dated March 9, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust.	(g)
9.1	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(e)
10.1	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC	(b)
10.2	Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets	(a)
10.3	Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master Limited Partnership in favor of KeyBank National Association	(a)
10.4	Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited Partnership in favor of KeyBank National Association	(a)
10.5	Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)
10.6	Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)
10.7	Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)
10.8	Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(a)
10.9	Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association with respect to the T-Two Loan	(a)

10.10	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC	(b)
10.11	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(c)
10.12	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(c)
10.13	Loan Agreement, dated as of April 7, 2006, between The Newkirk Master Limited Partnership and KeyBank, National Association	(d)
10.14	Guaranty from Newkirk Realty Trust, Inc. in favor of KeyBank, National Association	(d)
10.15	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC	(e)
10.16	Funding Agreement, dated as of December 31, 2006, by and among Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Lepercq Corporate Income Fund III L.P., Net 3 Acquisition L.P., The Lexington Master Limited Partnership and Lexington Realty Trust	(e)
10.17	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership.	(e)
10.18	Property Management Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and Winthrop Management L.P.	(e)
21 .	List of Subsidiaries	*
31 .	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32 .	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(a)	Incorporated by reference to Amendment No. 1 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(b)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(c)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006

(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 12, 2006

(e)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed January 8, 2007

(f)	Incorporated by reference to The Lexington Master Limited Partnership’s Current Report on 8K filed January 29, 2007

(g)	Incorporated by reference to The Lexington Master Limited Partnership’s Current Report on 8K filed March 9, 2007