Form 10-Q
period 2007-03-31
Lexington Master Limited Partnership
filed 2007-05-15
CIK 1165460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-50268

THE LEXINGTON MASTER LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	11-3636084
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Penn Plaza, Suite 4015, New York, New York	10119
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(212) 692-7200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell Partnership (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. 51,533,499 Limited Partnership Units Outstanding as of May 9, 2007.

Table of Contents

Page

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Unaudited Condensed Consolidated Balance Sheet at March 31, 2007 and
December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive

Income for the Three Months Ended March 31, 2007 and March 31, 2006	4

Unaudited Condensed Consolidated Statement of Partners' Equity for the

Three Months Ended March 31, 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three

Months Ended March 31, 2007 and March 31, 2006	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

Part II. OTHER INFORMATION

Item 6.	Exhibits	27

Signatures	28

Exhibit Index	29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except unit data)

	March 31,	December 31,
	2007	2006

ASSETS

Real estate, at cost
Buildings and improvements	$1,384,591	$1,353,171
Land and land estates	115,642	108,952

Total real estate investments	1,500,233	1,462,123

Less accumulated depreciation and amortization	(481,072)	(485,399)

Real estate investments, net	1,019,161	976,724

Properties held for sale-discontinued operations	10,665	49,935
Cash and cash equivalents	37,207	57,624
Restricted cash	26,603	39,640
Investment in marketable equity securities	20,822	25,760
Rent receivable-current	23,792	44,554
Rent receivable-deferred	22,647	28,019
Loans receivable	6,447	6,469
Investments in non-consolidated entities	101,320	102,632
Deferred costs, net	18,828	11,291
Lease intangibles, net	41,462	33,782
Other assets (including $1,029 and $963 from related parties)	23,182	19,842

	$1,352,136	$1,396,272

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:

Mortgage notes payable (including $16,594 and $16,233 to a related party)	$291,377	$279,304
Note payable	-	547,199
Related party note payable	50,609	-
Exchangeable notes payable, net of discount	427,639	-
Embedded derivative financial instrument	28,350	-
Contract right mortgage note payable	12,527	12,231
Accrued interest payable (including $297 and $394 to related parties)	6,324	4,093
Accounts payable and other liabilities (including $4,208 and $0 to a related party)	10,010	5,644
Deferred revenue, net	11,925	12,192
Prepaid rent	2,323	1,801
Distributions payable	19,325	28,988
Liabilities of discontinued operations	203	110

Total Liabilities	860,612	891,562

Commitments and Contingencies (Note 9)

Minority interests	13,801	13,236
Partners' equity (51,533,500 and 51,533,504 limited partnership units
outstanding at March 31, 2007 and December 31, 2006, respectively)	477,723	491,474

	$1,352,136	$1,396,272
See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except unit and per unit data)

	For the Three Months Ended
	March 31,
	2007	2006
Gross revenues:
Rental	$45,348	$48,385
Advisory fees	-	64
Tenant reimbursements	304	166

Total gross revenues	45,652	48,615

Expenses applicable to revenues:
Depreciation and amortization	(9,688)	(8,232)
Property operating	(3,060)	(1,886)
General and administrative	(4,230)	(3,395)
Non-operating income	4,673	4,181
Interest and amortization	(14,171)	(12,850)
Debt satisfaction charge	(2,434)	-
Change in fair value of embedded derivative	(5,325)	-

Income before state and local taxes,
equity in earnings of non-consolidated entities, gain (loss)
on sale of marketable equity securities, net, minority interest and discontinued operations	11,417	26,433
State and local taxes	(232)	(839)
Equity in earnings of non-consolidated entities	2,029	464
Gain (loss) on sale of marketable equity securities, net	766	(21)
Minority interests	(4,710)	(5,323)

Income from continuing operations	9,270	20,714

Discontinued operations:
Income before minority interest	330	5,742
Gain from disposal of real estate	43	-
Minority interests	(189)	(23)

Income from discontinued operations	184	5,719

Net income	$9,454	$26,433

Comprehensive income:
Net income	$9,454	$26,433
Change in unrealized net gain on investment in marketable
equity securities	1,924	403
Change in unrealized gain (loss) on interest rate derivatives	(649)	3,783
Less reclassification adjustment from gains included in net income	(2,130)	(7)
Other comprehensive income (loss)	(855)	4,179
Comprehensive income	$8,599	$30,612

Per limited partnership unit data:
Income from continuing operations	$0.18	$0.40
Income from discontinued operations	-	0.11

Net income per limited partnership unit	$0.18	$0.51

Distributions per limited partnership unit	$0.375	$0.50

Weighted average limited partnership units	51,533,504	51,500,000

See accompanying notes to unaudited condensed consolidated financial statements

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
(In thousands, except unit data)

			Accumulated
	Limited		Other	Total
	Partnership	Partners'	Comprehensive	Partners'
	Units	Capital	Income	Equity

Balance at December 31, 2006	51,533,504	$488,325	$3,149	$491,474

Minority interest charge	-	(3,025)	-	(3,025)

Distributions	-	(19,325)	-	(19,325)

Limited partner buyouts	(4)	-	-	-

Net income	-	9,454	-	9,454

Change in unrealized gain on investment
in marketable equity securities, net of
reclassification adjustment of $766
included in net income	-	-	1,158	1,158

Change in unrealized gain on interest rate
derivatives, net of reclassification
adjustment of $1,364 included in net
income	-	-	(2,013)	(2,013)

Balance at March 31, 2007	51,533,500	$475,429	$2,294	$477,723

See accompanying notes to unaudited condensed consolidated financial statements

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$67,313	$58,655

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in properties, including intangibles	(64,862)	(68,873)
Change in restricted cash	19,974	10,750
Deposits for future real estate acquisitions	(2,119)	(2,630)
Refund of deposits for real estate acquisitions	-	3,297
Investments in debt securities	-	(53,616)
Proceeds from disposal of marketable equity securities	7,585	1,004
Proceeds from real estate held for sale	-	2,945
Purchase of marketable equity securities	(723)	(1,594)
Collection of loan receivable	21	12
Loan origination costs	-	(21)
Net proceeds from disposal of real estate held for sale	41,894	-
Construction in progress	(3,552)	(79)
Leasing costs incurred	(213)	(800)
Cash related to previously unconsolidated limited partnerships	-	417
Investment in non-consolidated entities	(7,045)	(639)
Return of capital from investment in non-consolidated entities	10,000	10,874

Net cash provided by (used in) investing activities	960	(98,953)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of mortgage notes	(11,585)	(20,365)
Principal payments of notes payable	(547,199)	(13,169)
Proceeds from mortgage notes	16,500	18,305
Proceeds from related party note payable	50,609	-
Proceeds from exchangeable notes	450,000	-
Proceeds from line of credit	-	32,025
Distributions to partners	(28,988)	(17,381)
Distributions to minority interests	(7,329)	(2,665)
Deferred financing costs	(10,698)	(212)

Net cash used in financing activities	(88,690)	(3,462)

Net decrease in cash and cash equivalents	(20,417)	(43,760)

Cash and Cash Equivalents at Beginning of Period	57,624	174,816

Cash and Cash Equivalents at End of Period	$37,207	$131,056

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$643	$660
Cash paid for interest	$10,256	$15,396

Supplemental Information

On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000 to a joint venture.

In connection with a mortgage obtained in January 2007, the lender held back $6,500 until completion of the secured property's expansion project. The $6,500 is included in restricted cash on the accompanying condensed consolidated balance sheet.

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

FORM 10-Q – MARCH 31, 2007

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	ORGANIZATION AND BUSINESS

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

On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust (“LXP”) a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington, Lex GP-1 Trust, became the new general partner of the Partnership, and the name of the Partnership was changed to The Lexington Master Limited Partnership. The Partnership serves as an operating partnership for Lexington. As of March 31, 2007, Lexington, through a wholly-owned subsidiary, Lex LP-1Trust, owned approximately 32.8% of the outstanding limited partnership units of the Partnership.

Pursuant to the agreement of limited partnership, the units issued and outstanding at November 7, 2005 are currently redeemable subject to certain conditions and limitations for cash, or, at Lex GP-1 Trust’s election, on a one-for-one basis, common shares of beneficial interest in Lexington. The units issued during 2006 are not redeemable until November 7, 2007.

The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of March 31, 2007, the Partnership owned approximately 168 properties located in 34 states.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited condensed consolidated interim financial statements presented not misleading. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiaries and certain partially-owned entities, in which the Partnership either (i) has a controlling interest, or (ii) is the primary beneficiary of a variable interest entity. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Equity investments are

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded initially at cost and subsequently adjusted for the Partnership’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates made by the Partnership include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and loans receivable, provisions for impairment of real estate, allocation of property purchase price to tangible and intangible assets and valuation of the embedded derivative financial instrument. As a result of the nature of estimates made by the Partnership, actual results could differ.

Net Income per Unit

Net income per unit is computed by dividing net income by 51,533,504 and 51,500,000 weighted average units outstanding during the three months ended March 31, 2007 and 2006, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.

Distributions

As provided in the Partnership’s partnership agreement, distributions are allocated to the limited partners based on their ownership of units. No distributions are made to the general partner. The Partnership declares quarterly distributions per unit equal to the cash dividend per common share declared by Lexington.

Unit Split

On November 7, 2005, the Partnership effected a 7.5801 to 1 unit split of the outstanding units. In addition on December 31, 2006, the Partnership effected a .80 to 1 unit reverse split. Partners’ equity activity for all periods presented has been restated to give retroactive recognition to the unit and reverse unit split. In addition, all references in the financial statements and notes to the consolidated financial statements, to weighted average limited partnership units and per limited partner unit amounts have been adjusted to give retroactive recognition to the unit and reverse unit split.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation due to the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as amended (“SFAS 144”). In addition, certain amounts have been reclassified to conform to the financial statement presentation of Lexington.

Recently Issued Accounting Standards and Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on the Partnership’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Partnership to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Partnership adopted SAB 108 effective December 31, 2006, and its adoption did not have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In September 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 05-06, determining the Amortization Period for Leasehold Improvements (“EITF 05-06”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the assts, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-06 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In June 2005, the FASB ratified the EITF’s consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership on January 1, 2006.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-Consolidation	Consolidated
Assets:

Cash	$-	$177
Land	-	1,028
Building, net	-	18,663
Investment in non-consolidated entities	6,538	-
Deferred costs, net	-	334
	$6,538	$20,202

Liabilities:

Mortgage loan	$-	$13,664
	$-	$13,664

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Purchase Accounting for Acquisition of Real Estate

The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non- cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.

Revenue Recognition

The Partnership recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended (“SFAS 66”). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Real Estate

The Partnership evaluates the carrying value of all real estate and intangible assets held when a triggering event under SFAS 144, has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings and building improvements over periods ranging from five to forty years.

Only costs incurred to third parties in acquiring properties are capitalized. No internal costs (rents, salaries, overhead) are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

Properties Held For Sale

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

Investments in Non-Consolidated Entities

The Partnership evaluates its investments in partially-owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or “FIN 46R”. If the partially-owned entity is a “variable interest entity,” or a “VIE,” and the Partnership is the “primary beneficiary” as defined in FIN 46R, the Partnership would account for such investment as if it were a consolidated subsidiary.

For a partnership investment which is not a VIE or in which the Partnership is not the primary beneficiary, the Partnership follows the accounting set forth in EITF 04-05 and AICPA Statement of Position No. 78-9 Accounting for Investments in Real Estate Ventures (“SOP 78-9”). In accordance with this SOP 78-9, the Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Factors that are considered in determining whether or not the Partnership exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Partnership is the general partner. To the extent that the Partnership is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis.

The Partnership accounts for the purchase of minority interests at fair value utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards SFAS No. 141, Business Combinations.

Investment in Debt Securities

Investments in debt securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), reported at amortized cost and are included with “other assets” in the accompanying condensed consolidated balance sheets.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Partnership records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Partnership assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Marketable Equity Securities

The Partnership classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in partners’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the consolidated statement of operations. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.

Notes Receivable

The Partnership evaluates the collectibility of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired, when based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.

Deferred Expenses

Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

Cash and Cash Equivalents

The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Restricted cash on the consolidated balance sheet is comprised primarily of cash balances held by lenders for construction and tenant improvement reserves and amounts deposited to complete tax-free exchanges.

Segment Reporting

The Partnership operates in one industry segment: real estate investments.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2007, the Partnership is not aware of any environmental matter that could have a material impact on the financial statements.

Note 3	INVESTMENTS IN REAL ESTATE AND INTANGIBLES

During the three months ended March 31, 2007, the Partnership acquired three properties for a capitalized cost of $64,830,000 and allocated $8,343,000 of the purchase price to intangible assets.

Note 4	INVESTMENT IN NON-CONSOLIDATED ENTITIES

The Partnership has investments in various non-consolidated entities including interests in real estate limited partnerships and a joint venture to acquire and originate loans.

The Partnerships equity investments in real estate limited partnerships at March 31, 2007 consists primarily of three partnerships with ownership percentages ranging from 24.0% to 30.5%, and these partnerships own three properties net leased to three different tenants.

The following is a summary of the condensed combined statements of operations for the three months ended March 31, 2007 and 2006 and condensed combined balance sheets as of March 31, 2007 and December 31, 2006 are as follows (in thousands) for the investments in real estate limited partnerships:

Note 4	INVESTMENT IN NON-CONSOLIDATED ENTITIES (Continued)

Condensed Combined Statements of Operations:

(Unaudited)	Three Months Ended March 31
	2007	2006
Rental revenue and interest income	$5,308	$5,384
Interest expense	(1,791)	(2,030)
Administrative and operating expenses	(206)	(186)
Depreciation and amortization expense	(730)	(723)
Net income	$2,581	$2,445

Condensed Combined Balance Sheets:

(Unaudited)
	March 31 2007	December 31 2006
Cash	$511	$1,582
Real estate, net	62,634	63,364
Other assets	5,963	2,257

Total assets	$69,108	$67,203

Accounts payable and other liabilities	$1,888	$814
Mortgages	70,145	70,680
Partners’ deficit	(2,925)	(4,291)

Total liability and partners’ deficit	$69,108	$67,203

The Partnership has paid a premium of $5,000,000 as of March 31, 2007 and December 31, 2006, for its allocable share of the properties underlying these limited partnerships substantially all of which relates to the difference between the fair values at the date of acquisition of the partnership’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $40,000 and $23,000 for the three months ended March 31, 2007 and 2006, respectively.

On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt

Note 4	INVESTMENT IN NON-CONSOLIDATED ENTITIES (Continued)

Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). In addition, in January, 2007 the Partnership and Winthrop entered into a joint venture, WRP Management, LLC, (“WRP”) to manage the affairs of Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR) and is managed by an affiliate of NKT Advisors, LLC, the Partnership’s former external advisor, and Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. The joint ventures are owned equally by Winthrop and the Partnership. The Partnership and Winthrop committed to invest up to $100,000,000 each in Concord. As of March 31, 2007 the Partnership had contributed $88,342,000 to Concord.

Summary combined financial information of Concord and WRP is as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006
(unaudited)
Condensed Balance Sheet:
Cash and restricted cash	$73,107	$148,261
Investment in debt securities	682,052	450,870
Other assets	12,098	10,744

Total assets	$767,257	$609,875

Accounts payable and other liabilities	$9,957	$2,347
Collateralized debt obligations	376,650	376,650
Warehouse debt facilities	196,931	43,893
Members’ equity	183,719	186,985

Total liabilities and members’ equity	$767,257	$609,875

For the Three Months Ended March 31, 2007
(unaudited)
Condensed Statement of Operations:
Interest income	$11,154
Interest expense	(6,669)
Other expense	(970)

Net income	$ 3,515

Note 5	VARIABLE INTEREST ENTITIES

FIN 46, requires a variable interest entity to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Partnership evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Partnership

Note 5	VARIABLE INTEREST ENTITIES (Continued)

determining that its loans and joint venture interests were potential variable interests. For each of these investments, the Partnership has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity and their rights are not capped, and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2006, the Partnership had identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”).

The Partnership has loaned approximately $7,692,000 to Camfex as of March 31, 2007. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will increase Camfex’s expected losses, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of $29,764,000 at March 31, 2007. Camfex has additional mortgage debt of $27,691,000 as of March 31, 2007. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. For all other loans and investments, the Partnership has determined they are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 6	NOTES PAYABLE

Mortgage Notes Payable

The Partnership had outstanding mortgage notes payable with an aggregate principal balance of $291,377,000 and $279,304,000 at March 31, 2007 and December 31, 2006, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross-collateralized. The mortgage notes mature at various dates from 2008 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 5.94% at March 31, 2007. Interest rates on the mortgages ranged from 3.89% to 10.25% with a weighted average interest rate of 5.97% at December 31, 2006.

Note Payable

In August 2005, the Partnership obtained a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance of $547,199,000 at December 31, 2006. During the first quarter of 2007, the Partnership repaid this loan in full, primarily from proceeds of the exchangeable notes offering and a loan from Lexington. In connection with the satisfaction of the loan, the Partnership wrote off the remaining unamortized deferred costs of $2,434,000.

Related Party Note Payable

The Partnership obtained a non-secured loan from Lexington on March 22, 2007 for $50,609,000. The loan bears interest at a rate of 6.804% and is payable on demand. The loan proceeds were used to repay the remaining balance on the KeyBank National Association loan. The Partnership incurred $96,000 of interest expense on this loan during the three months ended March 31, 2007, which is included in accrued interest payable on the consolidated balance sheet.

Note 6	NOTES PAYABLE (Continued)

Exchangeable Notes Payable

In the first quarter of 2007, the Partnership issued an aggregate $450,000,000 of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. These notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity. The notes are convertible by the holders into common shares of Lexington, at a price of $25.25 per share, subject to adjustment upon certain events. The initial exchange rate is subject to adjustment under certain events including increases in Lexington’s rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares of Lexington at the Partnership’s option.

The Exchangeable Notes were issued at a discount of $23,025,000 (representing initial fair value of the embedded derivative relating to the conversion feature of the Exchangeable Notes, as described in Note 7). In addition, the Partnership incurred issuance costs of approximately $10,650,000. Amortization of the discount and issuance of costs of $1,012,000, calculated using the effective interest method over a five year period, was recorded in interest expense for the three months ended March 31, 2007.

Contract Right Mortgage Note Payable

The Partnership has one contract right mortgage note payable with a principal balance of $12,527,000 and $12,231,000 at March 31, 2007 and December 31, 2006, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2024.

Note 7	DERIVATIVE INSTRUMENTS

The Partnership had the following agreements in order to limit the exposure to interest rate volatility on its loan with KeyBank National Association: a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance through August 11, 2010 and a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000. The Partnership designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the KeyBank National Association loan, the Partnership sold its interest rate swap agreement for $1,870,000. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400,000 to earnings during the period which has been included in non-operating income.

The holders of the Exchangeable Notes (described in Note 6) have an option to exchange their notes for common shares of Lexington. This option was determined to be an embedded derivative which was required to be separately valued from the Exchangeable Notes. The Partnership’s third party valuation consultant calculated the fair value of this embedded derivative to initially be approximately $23,025,000. The valuation of the embedded derivative considers many factors including interest rates and Lexington’s common stock price. The Partnership recognized an increase in fair value of the embedded derivative of $5,325,000 as a charge to earnings during the three months ended March 31, 2007. The embedded derivative had a fair value of $28,350,000 at March 31, 2007.

Note 8	RELATED PARTY TRANSACTIONS

The following describes certain related party transactions not discussed elsewhere in the footnotes:

Prior to the Merger, NKT Advisors LLC performed the asset management, investor relations and administrative services for the Partnership for an annual base management fee and was entitled to receive incentive management fees. NKT Advisors LLC received a base management fee of $1,200,000 for the three months ended March 31, 2006. No incentive management fee was earned during the three months ended March 31, 2006.

The Partnership provided certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships through December 31, 2006. The Partnership earned $64,000 of management fees for these services for the three months ended March 31, 2006.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties. The Partnership’s ownership interest, net of discount, amounted to $11,026,000 and $10,964,000 at March 31, 2007 and December 31, 2006, respectively.

An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable owned by the affiliate aggregated $16,594,000 and $16,233,000 at March 31, 2007 and December 31, 2006, respectively. Included in interest expense is approximately $200,000 related to this second mortgage payable for the three months ended March 31, 2007 and 2006, respectively.

Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, began providing property management services at ten properties owned by the Partnership during 2006. The Partnership incurred fees of $125,000 and $28,000 to Winthrop Management for the three months ended March 31, 2007 and 2006, respectively.

Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. At March 31, 2007, $4,208,000 of these costs are included in accounts payable on the accompanying condensed consolidated balance sheet.

Note 9	COMMITMENTS AND CONTINGENCIES

The Partnership is party to a Funding Agreement with Lexington and Lexington’s other operating partnerships to fund distributions. No amounts have been advanced under this agreement.

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

During the three months ended March 31, 2007, the Partnership sold four properties for an aggregate sales price of $41,894,000 which approximated carrying cost. As of March 31, 2007, the Partnership had five properties held for sale.

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Discontinued operations for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006

Revenue	$476	$ 11,590

Expenses	(146)	(5,848)
Gain from disposal of real estate	43	-
Minority interest	(189)	(23)

Income from discontinued operations	$184	$ 5,719

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Forward Looking Statements” and “Item 1A. Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three months ended March 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

We are a Delaware limited partnership engaged primarily in the business of owning commercial properties, most of which are currently net-leased to investment grade corporate tenants. In addition to ownership of real properties, we also own other real estate investments.

On November 7, 2005, Newkirk Realty Trust, Inc., which we refer to as Newkirk, a Maryland corporation that had elected to be taxed as a real estate investment trust (REIT), became our sole general partner and acquired approximately 30.1% of our outstanding units. As a result, we became the operating partnership in an umbrella partnership real estate investment trust structure.

On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust, which we refer to as (LXP), a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington (Lex GP-1 Trust) became our new general partner and our name was changed to The Lexington Master Limited Partnership. As a result, we now serve as an operating partnership for Lexington. As of March 31, 2007, Lexington owned approximately 32.8% of our outstanding limited partnership units.

At March 31, 2007, our primary assets were interests in 168 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also hold a 50% interest in an entity formed to acquire and originate loans secured, directly and indirectly, by real estate assets, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties, as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

company that provides services to real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to those policies during 2007.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 157, Fair Value Measurements or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on our financial statements.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Historically, our principal sources of funds have been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received from our properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes.

Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of March 31, 2007, nine properties were not subject to leases, representing approximately 3% of our total square footage.

Our UPREIT structure enables us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, our limited partnership interests. We intend to utilize this structure to facilitate our ability to acquire individual properties and portfolios of properties by structuring transactions which will defer tax payable by a seller while preserving our available cash for other purposes, including the payment of distributions.

Cash flows from operations were $67.3 million and $58.7 million for the three months ended March 31, 2007 and 2006 respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net cash provided by (used in) investing activities totaled $1.0 million and ($99.0 million) for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities was primarily attributable to the acquisition of real estate during the three months ended March 31, 2007 and 2006. In addition, during the three months ended March 31, 2006, we invested $53.6 million in debt securities which were later contributed to a joint venture. During the three months ended March 31, 2007, the Partnership purchased three properties for $64.8 million. Cash provided by investing activities relates primarily to the sale of four properties to a third party at an amount that approximates carrying costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $88.7 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in financing activities was primarily attributable to the satisfaction of our secured term loan with KeyBank, or the KeyBank facility, distributions to limited partners, costs incurred on the exchangeable notes offering and debt service payments. Cash provided by financing activities relates primarily to proceeds from an exchangeable notes offering, a loan from Lexington and mortgage financings.

Distributions

During the three months ended March 31, 2007, we paid distributions of $29.0 million ($.56 per unit).

In March 2007, we declared a distribution of $19.3 million ($0.375 per unit) which was paid on April 10, 2007 to the holders of record as of April 2, 2007.

Financing

Partnership Borrowings: During the three months ended March 31, 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027. In addition, we obtained a $50.6 million non-secured loan from Lexington and financed a property located in McDonough, Georgia. We used the proceeds from these borrowings, along with other cash sources, to fully repay the outstanding borrowings of $547.2 million under the KeyBank facility.

Debt Service Requirement: Our principal liquidity needs are for the payment of interest and principal on outstanding mortgage and note debt. As of March 31, 2007, total outstanding mortgages and notes (inclusive of discount and the related party note payable) were $804.5 million. The weighted average interest rate on our total consolidated debt on such date was approximately 5.78%. The estimated scheduled principal amortization payments for the remainder of 2007 and for 2008, 2009, 2010 and 2011 are $69.7 million, $32.8 million, $34.8 million, $2.6 million, $6.0 million, respectively.

Other

Lease Obligations: Since our tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, we do not anticipate significant cash needs for these costs. We generally fund property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. The Partnership’s tenants pay the rental obligation on ground leases either directly to the fee holder or to the Partnership as increased rent.

Capital Expenditures: Due to the net lease structure, we do not incur significant expenditures in the ordinary course of business to maintain our properties. However, in the future, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings. As of March 31, 2007, we have entered into a purchase and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sale agreement to purchase upon completion of construction and commencement of rent from a tenant, a property for an aggregate estimated obligation of $13.7 million.

Environmental Matters: Based upon management’s ongoing review of its properties, management is not aware of any environmental condition with respect to any of our properties, which would be reasonable likely to have a material adverse effect on us. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and results of operations.

Results of Operations

Three months ended March 31, 2007 compared with March 31, 2006

Net income decreased by $17.0 million primarily due to the net impact of items discussed below. The decrease in total gross revenues in 2007 of $3.0 million, is attributable to a decline in rental revenue. The decline in rental revenue is primarily due to lease extensions and lease renegotiations at lower rates. A tenant lease renegotiation is typically entered into within the last few years of a lease term. The renegotiation may reduce rental income in the short term, however it will extend the lease term by several years ensuring continued rental revenue and cash flow.

The increase in depreciation and amortization of $1.5 million is primarly due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

Property operating expenses increased by $1.2 million. The increase results from properties recently acquired being subject to modified gross leases, which require us to pay certain property related costs, and multi-tenanted properties.

The increase in general and administrative expenses of $0.8 million is a result of us no longer being managed by an external advisor. As of December 31, 2006, our management agreement with NKT Advisors LLC was terminated and thus, we must bear the costs of all general and administrative expenses directly.

Non-operating income increased by $0.5 million due to $1.3 million of net income recognized on the unwinding of our interest rate swap agreement and ineffectiveness recognized on our cap agreement which was partially offset by a decrease in interest income on cash balances.

The increase in interest and amortization expense of $1.3 million was primarily due to an increase in interest expense on mortgage financings of recent property acquisitions and amortization on the exchangeable notes that was partially offset by a decrease in interest expense due to the satisfaction of the KeyBank facility.

The debt satisfaction charge of $2.4 million relates to the write off of unamortized deferred financing costs related to the satisfaction of the KeyBank facility.

During the first quarter of 2007, we incurred a charge of $5.3 million on the increase in fair value liability of the embedded derivative related to the exchangeable notes.

The decrease in state and local taxes of $0.6 million relates primarly to a change in tax law in the state of Kentucky and taxes related to the dissolution of Newkirk.

The increase of $1.6 million in equity in earnings of non-consolidated entities was primarily due to our investment in Concord Debt Holdings LLC.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Minority interest expense decreased by $0.6 million due to a decrease in earnings at the partnership level.

Income from discontinued operations decreased by $5.5 million. Discontinued operations for the three months ended March 31, 2006 primarily consists of the operating results of 50 retail properties formerly leased to Albertson’s, Inc. which were sold in July 2006.

The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions which generate rental revenue the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults.

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities. As of March 31, 2007, we have investments in various real estate entities with varying structures. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

We invest in entities with third parties to increase portfolio diversification reduce the amount of equity invested in any one asset. See Note 4 to the unaudited consolidated financial statement for combined summary balance sheet and income statement data relating to these entities.

We are party to a Funding Agreement with Lexington and Lexington’s other operating partnerships to fund distributions. No amounts have been advanced under this agreement.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

One of our investments in non-consolidated entities has both fixed and variable rate debt. To mitigate the effects of fluctations in interest rates on the variable rate portion of this debt, our non-consolidated entity owns interest rate swap agreements on a portion of this debt. All financial instruments were entered into for purposes other than trading. For the fixed rate portion of the debt, changes in interest rates have no impact on interest incurred or cash flows, however such changes do impact the net financial position of the debt instruments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK (Continued)

The following table shows what the annual effect of a change in the LIBOR rate would have on interest expense based upon the balance of the variable rate loans which do not have swap agreements in place at March 31, 2007.

Interest expense effect (in thousands) of LIBOR increase (decrease)

	-3%	-2%	-1%	1%	2%	3%
Pro-rata share of change in interest expense of debt on non-consolidated entities	$(6,946)	$(4,631)	$(2,315)	$2,315	$4,631	$6,946

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Currently, we have one interest rate cap agreement. We have a pro-rata share of notes and mortgage loans receivable aggregating $258.3 million as of March 31, 2007, which are based on variable rates and partially mitigate the exposure to change in interest rates. Also, our embedded derivative financial instrument is subject to market fluctuations as its value is dependent on numerous factors including the valuation of Lexington’s common stock.

ITEM 4	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in all material respects.

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2007, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 15, 2007
THE LEXINGTON MASTER LIMITED PARTNERSHIP
By:	Lex-GP-1Trust, its General Partner
By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

By: /s/T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	May 15, 2007

By: /s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	May 15, 2007

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(e)

4.1	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(e)

4.2	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(f)

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

(e)

10.17	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership.	(e)

10.18	Property Management Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and Winthrop	(e)

Management L.P.

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Furnished herewith

(a)

Incorporated by reference to Amendment No. 1 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(b)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005
(c)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006
(d)	Incorporated by reference to the Partnership's Current Report on 8K filed April 12, 2006
(e)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed January 8, 2007
(f)	Incorporated by reference to The Lexington Master Limited Partnership’s Current Report on 8K filed January 29, 2007
(g)	Incorporated by reference to The Lexington Master Limited Partnership’s Current Report on 8K filed March 9, 2007