Form 10-Q
period 2007-06-30
Lexington Master Limited Partnership
filed 2007-08-10
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-50268

THE LEXINGTON MASTER LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	11-3636084
(State or other jurisdiction of incorporation or organization) One Penn Plaza, Suite 4015,	(I.R.S. Employer Identification No.)
New York, New York (Address of principal executive office)	10119 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell Partnership (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. 58,714,256 Limited Partnership Units Outstanding as of August 3, 2007.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

THE LEXINGTON MASTER LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets
(Unaudited and in thousands, except unit data)

	June 30,	December 31,
	2007	2006

ASSETS
Real estate, at cost
Buildings and improvements	$1,722,095	$1,353,171
Land and land estates	185,099	108,952

Total real estate investments	1,907,194	1,462,123
Less accumulated depreciation and amortization	(494,947)	(485,399)

Real estate investments, net	1,412,247	976,724
Properties held for sale-discontinued operations	6,671	49,935
Cash and cash equivalents	27,175	57,624
Restricted cash	10,875	39,640
Investment in marketable equity securities	13,914	25,760
Rent receivable-current	44,493	44,554
Rent receivable-deferred	21,918	28,019
Loans receivable (including $83,715 and $0 from a related party)	90,165	6,469
Investments in non-consolidated entities	142,021	102,632
Deferred costs, net	21,814	11,291
Lease intangibles, net	148,002	33,782
Other assets (including $3,748 and $963 from related parties)	27,991	19,842

	$1,967,286	$1,396,272

LIABILITIES, MINORITY INTERESTS AND EQUITY
Liabilities:
Mortgage notes payable (including $16,594 and $16,233 to a related party)	$580,290	$279,304
Note payable	225,000	547,199
Exchangeable notes payable, net of discount	428,798	—
Embedded derivative financial instrument	21,816	—
Contract right mortgage note payable	12,823	12,231
Accrued interest payable (including $403 and $394 to related parties)	14,597	4,093
Accounts payable and other liabilities	7,241	5,644
Deferred revenue-below market leases	20,283	12,192
Prepaid rent	2,763	1,801
Distributions payable	22,018	28,988
Liabilities of discontinued operations	141	110

Total Liabilities	1,335,770	891,562
Commitments and Contingencies (note 9)
Minority interests	15,729	13,236
Partners’ equity (58,714,260 and 51,533,504 limited partnership units outstanding at June 30 2007 and December 31, 2006, respectively)	615,787	491,474

	$1,967,286	$1,396,272

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

 Condensed Consolidated Statements of Operations And Comprehensive Income
(Unaudited)
(In thousands, except unit and per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Gross revenues:
Rental	$50,220	$47,380	$93,605	$92,906
Advisory fees and incentive fees	8,530	60	8,530	124
Tenant reimbursements	1,618	292	2,182	458

Total gross revenues	60,368	47,732	104,317	93,488

Expenses applicable to revenues:
Depreciation and amortization	(13,270)	(8,611)	(22,630)	(16,526)
Property operating	(4,304)	(2,248)	(7,436)	(4,129)
General and administrative	(1,679)	(3,287)	(5,878)	(6,657)
Non-operating income	1,827	2,792	6,219	6,966
Interest and amortization	(15,541)	(13,124)	(29,494)	(25,647)
Debt satisfaction charge	—	—	(2,434)	—
Change in fair value of embedded derivative	6,534	—	1,209	—

Income before state and local taxes, equity in earnings of non-consolidated entities, gain on sale of marketable equity securities, net, minority interests and discontinued operations	33,935	23,254	43,873	47,495
State and local taxes	(453)	(320)	(685)	(1,159)
Equity in earnings of non-consolidated entities	24,110	1,245	26,139	1,709
Gain on sale of marketable equity securities, net	616	109	1,382	88
Minority interests	(3,782)	(4,481)	(7,621)	(8,971)

Income from continuing operations	54,426	19,807	63,088	39,162

Discontinued operations:
Income from discontinued operations	967	8,468	2,777	16,402
Gain from disposal of real estate	15,135	—	15,177	—
Minority interests	(938)	(865)	(1,998)	(1,721)

Total income from discontinued operations	15,164	7,603	15,956	14,681

Net income	$69,590	$27,410	$79,044	$53,843

Comprehensive income:
Net income	$69,590	$27,410	$79,044	$53,843
Change in unrealized net gain (loss) on investment in marketable equity securities	(1,243)	(346)	681	(8)
Change in unrealized gain (loss) on interest rate derivatives	—	2,917	(649)	6,700
Less reclassification adjustment from gains included in net income	(616)	(109)	(2,746)	(88)

Other comprehensive income (loss)	(1,859)	2,462	(2,714)	6,604

Comprehensive income	$67,731	$29,872	$76,330	$60,447

Per limited partnership unit data:
Income from continuing operations	$1.01	$0.38	$1.20	$0.76
Income from discontinued operations	0.28	0.15	0.30	0.29

Net income per limited partnership unit	$1.29	$0.53	$1.50	$1.05

Distributions per limited partnership unit	$0.38	$0.32	$0.75	$0.64

Weighted average limited partnership units outstanding	53,900,790	51,510,612	52,723,686	51,505,335

See Notes to Unaudited Condensed Consolidated Financial Statements

THE LEXINGTON MASTER LIMITED PARTNERSHIP

 Condensed Consolidated Statement of Partners’ Equity
For the Six Months Ended June 30, 2007
(Unaudited)
(In thousands, except unit data)

			Accumulated
	Limited		Other	Total
	Partnership	Partners’	Comprehensive	Partners’
	Units	Capital	Income	Equity

Balance at December 31, 2006	51,533,504	$488,325	$3,149	$491,474
Minority interest charge	—	(765)	—	(765)
Distributions	—	(41,343)	—	(41,343)
Issuance of units	7,180,779	90,091	—	90,091
Limited partner buyouts	(23)	—	—	—
Net income	—	79,044	—	79,044
Change in unrealized gain on investment in marketable equity securities, net of reclassification adjustment of $1,382 included in net income	—	—	(701)	(701)
Change in unrealized gain on interest rate derivatives, net of reclassification adjustment of $1,364 included in net income	—	—	(2,013)	(2,013)

Balance at June 30, 2007	58,714,260	$615,352	$435	$615,787

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP

 Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$91,581	$81,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in properties, including intangibles	(222,240)	(125,982)
Change in restricted cash	35,764	10,124
Deposits for future real estate acquisitions	(2,395)	(2,630)
Refund of deposits for real estate acquisitions	—	4,699
Investments in debt securities	—	(53,616)
Proceeds from disposal of marketable equity securities	11,767	1,379
Proceeds from real estate held for sale	—	5,891
Purchase of marketable equity securities	(723)	(5,980)
Collection of loan receivable	34	32
Loan origination costs	—	(21)
Net proceeds from disposal of real estate held for sale	74,935	—
Construction in progress	(1,160)	(1,286)
Leasing costs incurred	(1,782)	(871)
Cash related to previously unconsolidated limited partnerships, net	9,111	419
Investment in non-consolidated entities	(45,868)	(23,177)
Distribution from non-consolidated entities in excess of accumulated earnings	5,418	—
Sale of investment in non-consolidated entity	4,620	—
Return of capital from investment in non-consolidated entities	—	10,874

Net cash used in investing activities	(132,519)	(180,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of mortgage notes	(14,327)	(25,355)
Principal payments of notes payable	(547,199)	(15,044)
Principal payments on related party note payable	(50,609)	—
Proceeds from mortgage notes	49,900	28,755
Proceeds from note payable	225,000	—
Proceeds from related party note payable	50,609	—
Proceeds from exchangeable notes	450,000	—
Proceeds from line of credit	—	32,025
Issuance of loans receivable to related party	(83,715)	—
Distributions to partners	(48,313)	(43,131)
Distributions to minority interests	(8,737)	(3,367)
Deferred financing costs	(12,120)	(1,693)

Net cash provided by (used in) financing activities	10,489	(27,810)

Net decrease in cash and cash equivalents	(30,449)	(126,211)
Cash and Cash Equivalents at Beginning of Period	57,624	174,816

Cash and Cash Equivalents at End of Period	$27,175	$48,605

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$1,394	$1,454

Cash paid for interest	$15,943	$28,555

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements

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

On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust (“LXP”) a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington, Lex GP-1 Trust, became the new general partner of the Partnership, and the name of the Partnership was changed to The Lexington Master Limited Partnership. The Partnership serves as an operating partnership for Lexington. As of June 30, 2007, Lexington, through a wholly-owned subsidiary, Lex LP-1Trust, owned approximately 41.4% of the outstanding limited partnership units of the Partnership.

Pursuant to the agreement of limited partnership, the units issued and outstanding at November 7, 2005 are currently redeemable subject to certain conditions and limitations for cash, or, at Lex GP-1 Trust’s election, on a one-for-one basis, common shares of beneficial interest in Lexington. The units issued during 2006 are not redeemable until November 7, 2007.

The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of June 30, 2007, the Partnership owned approximately 180 properties located in 34 states.

On June 4, 2007, Lexington announced a strategic restructuring plan. The plan, when and if completed, will restructure Lexington into a company consisting primarily of:

•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral;

•	A minority interest in a to-be-formed joint venture that invests in specialty single-tenant real-estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.

In connection with Lexington’s strategic restructuring plan, the Partnership:

•	acquired substantially all of the outstanding interests in Lexington Acquiport Company, LLC, one of Lexington’s co-investment programs, which resulted in the Partnership becoming the sole owner of the co-investment program’s ten primarily single tenant net leased properties; and

•	acquired substantially all of the remaining interests in Lexington/Lion Venture L.P., one of Lexington’s co-investment programs, and thus acquired six primarily single tenant net leased properties owned by the co-investment program.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited condensed consolidated interim financial statements presented not misleading. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Net Income per Unit

Net income per unit is computed by dividing net income by 53,900,790 and 51,510,612 weighted average units outstanding during the three months ended June 30, 2007 and 2006, respectively, and 52,723,686 and 51,505,335 weighted average units outstanding during the six months ended June 30, 2007 and 2006, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.

Distributions

As provided in the Partnership’s partnership agreement, distributions are allocated to the limited partners based on their ownership of units. No distributions are made to the general partner. The Partnership declares quarterly distributions per unit equal to the cash dividend per common share declared by Lexington.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation due to the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”). In addition, certain amounts have been reclassified to conform to the financial statement presentation of Lexington.

Recently Issued Accounting Standards and Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on the Partnership’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

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

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-
	Consolidation	Consolidated

Assets:
Cash	$—	$177
Land	—	1,028
Building, net	—	18,663
Investment in non-consolidated entities	6,538	—
Deferred costs, net	—	334

	$6,538	$20,202

Liabilities:
Mortgage loan	$—	$13,664

	$—	$13,664

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in- place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.

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

Impairment of Real Estate

The Partnership evaluates the carrying value of all real estate and intangible assets held when a triggering event under SFAS 144, has occurred to determine if impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings and building improvements over periods ranging from five to forty years.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

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

Investments in Non-Consolidated Entities

The Partnership evaluates its investments in partially-owned entities in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or “FIN 46R”. If the partially- owned entity is a “variable interest entity,” or a “VIE,” and the Partnership is the “primary beneficiary” as defined in FIN 46R, the Partnership would account for such investment as if it were a consolidated subsidiary.

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

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

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

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2007, the Partnership is not aware of any environmental matter that could have a material impact on the financial statements.

Note 3	Investments in Real Estate And Intangibles

During the six months ended June 30, 2007, the Partnership acquired five properties from third parties for a capitalized cost of approximately $91,000,000 and allocated approximately $14,374,000 of the purchase price to intangible assets.

During the six months ended June 30, 2007, the Partnership completed transactions with Lexington, summarized as follows:

Lexington Acquiport Company LLC (LAC)

On June 1, 2007, the Partnership and Lexington entered into purchase agreements with the Common Retirement Fund of the State of New York (“NYCRF”), Lexington’s 66.67% partner in one of Lexington’s co-investment programs, whereby after certain assets were distributed to Lexington and NYCRF, the Partnership acquired 100% of the remaining interests in LAC. Accordingly, the Partnership became the owner of ten primarily single tenant net leased real estate properties. The Partnership acquired the properties through a cash payment of approximately $117,800,000, issuance of approximately 3,100,000 limited partner units to Lexington, and assumed approximately $169,235,000 in non-recourse mortgage debt. The debt assumed by the Partnership bears interest at stated rates ranging from 6.00% to 8.19% with a weighted-average stated rate of 7.40%. In addition, the debt matures at various dates ranging from 2010 to 2012.

Lexington/Lion Venture L.P. (LION)

Effective June 1, 2007, the Partnership, Lexington and Lexington’s 70% partner in LION entered into a transaction whereby the Partnership acquired a 100% interest in certain properties held by LION. The Partnership acquired six properties, which are subject to non-recourse mortgage debt of approximately $94,181,000. The debt assumed by the Partnership bears interest at stated rates ranging from 4.76% to 6.22% with a weighted-average stated rate of 5.3% and matures at various dates ranging from 2012 to 2015. In addition, the Partnership issued approximately 4,100,000 limited partner units to Lexington in connection with the transaction and the Partnership paid approximately $6,600,000 of additional consideration, net of its incentive fee earned on this transaction, to Lexington’s former partner. In connection with this transaction, the Partnership recognized $8,530,000 as an incentive fee in accordance with the LION partnership agreement and approximately $21,141,000 in gains relating to properties transferred to Lexington’s former partner, which are reported as equity in earnings of non-consolidated entities.

In accordance with GAAP, the Partnership recorded the assets and liabilities at fair value to the extent of the interests acquired, with a carryover basis for all assets and liabilities to the extent of Lexington’s ownership. The allocation of the purchase price is based upon estimates and assumptions. The Partnership engaged a third party valuation expert to assist with the fair value assessment of the real estate. The current allocations are substantially complete; however, there may be certain items that the Partnership will finalize once it receives additional information. Accordingly, the allocations are subject to revision when final information is available, although the

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

Partnership does not expect future revisions to have a significant impact on its financial position or results of operations.

Note 4	Investment in Non-Consolidated Entities

The Partnership has investments in various non-consolidated entities, including interests in real estate limited partnerships, a joint venture to acquire and originate loans, and a joint venture to acquire shares in a real estate investment trust.

The Partnerships equity investments in real estate limited partnerships at June 30, 2007 consists primarily of six partnerships with ownership percentages ranging from 24.0% to 34.6%, and these partnerships own thirty-five properties.

The following is a summary of the condensed combined statements of operations for the three and six months ended June 30, 2007 and 2006 and condensed combined balance sheets as of June 30, 2007 and December 31, 2006 are as follows (in thousands) for the investments in real estate limited partnerships:

Condensed Combined Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)

Rental revenue and interest income	$5,533	$5,533	$10,841	$10,743
Interest expense	(1,859)	(1,930)	(3,650)	(3,894)
Administrative and operating expenses	(239)	(362)	(445)	(374)
Depreciation and amortization expense	(805)	(791)	(1,535)	(1,580)

Net income	$2,630	$2,450	$5,211	$4,895

Condensed Combined Balance Sheets:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Cash	$1,424	$1,582
Real estate, net	68,543	63,364
Other assets	2,191	2,257

Total assets	$72,158	$67,203

Accounts payable and other liabilities	$5,709	$814
Mortgages	69,348	70,680
Partners’ deficit	(2,899)	(4,291)

Total liability and partners’ deficit	$72,158	$67,203

The Partnership has paid a premium of $7,700,000 and $5,000,000 as of June 30, 2007 and December 31, 2006, respectively, for its allocable share of the properties underlying these limited partnerships, substantially all of which relates to the difference between the fair values at the date of acquisition of these limited partnership’s underlying properties and historical carrying amounts. This premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

expense amounted to $42,000 and $29,000 for the three months ended June 30, 2007 and 2006, respectively and $73,000 and $52,000 for the six months ended June 30, 2007 and 2006 respectively.

On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). In addition, in January, 2007 the Partnership and Winthrop entered into a joint venture, WRP Management, LLC, (“WRP”) to manage the affairs of Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR) and is managed by an affiliate of NKT Advisors, LLC, the Partnership’s former external advisor, and Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. The joint ventures are owned equally by Winthrop and the Partnership. As of June 30, 2007 the Partnership had contributed $125,000,000 to Concord.

Summary combined financial information of Concord and WRP is as follows (in thousands):

Condensed Balance Sheet

	As of	As of
	June 30, 2007	December 31, 2006
	(Unaudited)

Cash and restricted cash	$17,551	$148,261
Investment in debt securities	1,030,190	450,870
Other assets	11,255	10,744

Total assets	$1,058,996	$609,875

Accounts payable and other liabilities	$2,758	$2,347
Collateralized debt obligations	376,650	376,650
Warehouse debt facilities	415,132	43,893
Members’ equity	264,456	186,985

Total liabilities and members’ equity	$1,058,996	$609,875

Condensed Statement of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)

Interest income	$17,050	$2,441	$28,204	$2,441
Interest expense	(9,943)	(624)	(16,609)	(624)
Other expense	(1,457)	(318)	(2,430)	(318)

Net income	$5,650	$1,499	$9,165	$1,499

On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Partnership holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex-Win had received tenders for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. Winthrop Realty, L.P. also holds a 28% interest in Lex-Win. The Executive Chairman of Lexington is also affiliated with Winthrop Realty, L.P. The Partnership funded $12,542,000 to Lex-Win on July 25, 2007 for the purchase of the Wells shares.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

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

The Partnership has loaned approximately $8,062,000 to Camfex as of June 30, 2007. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will increase Camfex’s expected losses, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of $29,735,000 at June 30, 2007. Camfex has additional mortgage debt of $27,435,000 as of June 30, 2007. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. For all other loans and investments, the Partnership has determined they are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 6	Notes Payable

Mortgage Notes Payable

The Partnership had outstanding mortgage notes payable with an aggregate principal balance of $580,290,000 and $279,304,000 at June 30, 2007 and December 31, 2006, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross-collateralized. The mortgage notes mature at various dates from 2008 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 5.85% at June 30, 2007.

Note Payable

In August 2005, the Partnership obtained a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance of $547,199,000 at December 31, 2006. During the first quarter of 2007, the Partnership repaid this loan in full, primarily from proceeds of the exchangeable notes offering and a loan from Lexington. In connection with the satisfaction of the loan, the Partnership wrote off the remaining unamortized deferred costs of $2,434,000 during the first quarter of 2007.

The Partnership obtained a $225,000,000 secured term loan from KeyBank National Association on June 1, 2007. The interest only secured term loan matures June 2009, and bears interest at LIBOR plus 60 basis points. The

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

proceeds of the secured term loan were primarily used to purchase the interests in Lexington’s co- investment programs discussed in Note 3. In addition, the Partnership incurred issuance costs of approximately $1,250,000, which have been capitalized and will be amortized over the life of the loan.

Related Party Note Payable

The Partnership obtained a non-secured loan from Lexington on March 22, 2007 for $50,609,000. The loan bore interest at a rate of 6.804% and was payable on demand. The loan proceeds were used to repay the remaining balance on the original KeyBank National Association loan. The Partnership incurred $574,000 and $670,000 of interest expense on this loan during the three and six months ended June 30, 2007. The loan was repaid in full on June 1, 2007.

Exchangeable Notes Payable

In the first quarter of 2007, the Partnership issued an aggregate $450,000,000 of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. These notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity. The notes are convertible by the holders into common shares of Lexington, at a price of $25.25 per share, subject to adjustment upon certain events. The initial exchange rate is subject to adjustment under certain events including increases in the Lexington’s rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares of Lexington at the Partnership’s option.

The Exchangeable Notes were issued at a discount of $23,025,000 (representing initial fair value of the embedded derivative relating to the conversion feature of the exchangeable notes, as described in Note 7). In addition, the Partnership incurred issuance costs of approximately $10,632,000. Amortization of the discount and issuance costs of $1,711,000 and $2,723,000, calculated using the effective interest method over a five year period, was recorded in interest expense for the three and six months ended June 30, 2007, respectively.

Contract Right Mortgage Note Payable

The Partnership has one contract right mortgage note payable with a principal balance of $12,823,000 and $12,231,000 at June 30, 2007 and December 31, 2006, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2024.

Note 7	Derivative Instruments

The Partnership had the following agreements in order to limit the exposure to interest rate volatility on its loan with KeyBank National Association: a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance through August 11, 2010 and a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000. The Partnership designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the KeyBank National Association loan, the Partnership sold its interest rate swap agreement for $1,870,000. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400,000 to earnings during the first quarter of 2007, which has been included in non-operating income.

The holders of the Exchangeable Notes (described in Note 6) have an option to exchange their notes for common shares of Lexington. This option was determined to be an embedded derivative which was required to be separately valued from the Exchangeable Notes. The Partnership’s third party valuation consultant calculated the

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

fair value of this embedded derivative to initially be approximately $23,025,000. The valuation of the embedded derivative considers many factors including interest rates and Lexington’s common stock price. The Partnership recognized a decrease in fair value of the embedded derivative of $6,534,000 and $1,209,000 as an increase to earnings during the three and six months ended June 30, 2007 respectively. The embedded derivative had a fair value of $21,816,000 at June 30, 2007.

Note 8	Related Party Transactions

The following describes certain related party transactions not discussed elsewhere in the footnotes:

Prior to the Merger, NKT Advisors LLC performed the asset management, investor relations and administrative services for the Partnership for an annual base management fee and was entitled to receive incentive management fees. NKT Advisors LLC received a base management fee of $1,200,000 and $2,400,000 for the three and six months ended June 30, 2006 respectively. No incentive management fee was earned during the three and six months ended June 30, 2006.

The Partnership provided certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships through December 31, 2006. The Partnership earned $60,000 and $124,000 of management fees for these services for the three and six months ended June 30, 2006, respectively.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties. The Partnership’s ownership interest, net of discount, amounted to $11,177,000 and $10,964,000 at June 30, 2007 and December 31, 2006, respectively.

An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable owned by the affiliate aggregated $16,594,000 and $16,233,000 at June 30, 2007 and December 31, 2006, respectively. Included in interest expense is approximately $202,000 and $193,000 related to this second mortgage payable for the three months ended June 30, 2007 and 2006, respectively and $403,000 and $386,000 for the six months ended June 30, 2007 and 2006 respectively.

The Partnership advanced $83,715,000 to Lexington during June 2007. The advances are payable on demand and bear interest at the rate charged the Partnership under the new KeyBank facility. The Partnership recorded approximately $311,000 of interest income on this advance during the three and six months ended June 30, 2007.

Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, began providing property management services at ten properties owned by the Partnership during 2006. The Partnership incurred fees of $158,000 and $91,000 to Winthrop Management for the three months ended June 30, 2007 and 2006, respectively and $283,000 and $119,000 for the six months ended June 30, 2007 and 2006 respectively.

Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. As of June 30, 2007, $3,967,000 of these costs were incurred by the Partnership of which $537,000 was owed to Lexington at June 30, 2007.

Note 9	Commitments And Contingencies

The Partnership is party to a Funding Agreement with Lexington and Lexington’s other operating partnerships to fund distributions. No amounts have been advanced under this agreement.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q — JUNE 30, 2007

Notes to Unaudited Condesned Consolidated Financial Statements — Continued

As of June 30, 2007, the Partnership has entered into a letter of intent to purchase one property for an aggregate $13,750,000.

Note 10	Discontinued Operations And Sales of Real Estate

During the six months ended June 30, 2007, the Partnership sold seven properties and an interest in a limited partnership for an aggregate sales price of $80,020,000 which resulted in a net gain of approximately $15,177,000. As of June 30, 2007, the Partnership had four properties held for sale.

Discontinued operations for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$1,214	$14,276	$3,674	$28,732
Expenses	(247)	(5,808)	(897)	(12,330)
Gain from disposal of real estate	15,135	—	15,177	—
Minority interest	(938)	(865)	(1,998)	(1,721)

Income from discontinued operations	$15,164	$7,603	$15,956	$14,681

Note 11	Supplemental Disclosure of Statement of Cash Flow Information

•	In connection with the LAC and LION transactions on June 1, 2007, discussed in Note 3, the Partnership paid $124,500,000 in cash, issued 7,180,779 limited partner units to Lexington, and acquired approximately $400,700,000 in real estate, $102,800,000 in intangibles, $10,600,000 in cash, assumed $268,100,000 in mortgages payable, $7,500,000 in below market leases and acquired $2,800,000 in other assets net of liabilities.

•	The Partnership has accrued for approximately $1,339,000 of capitalizable costs relating to the expansion of the Partnership’s McDonough, Georgia property as of June 30, 2007.

•	In connection with a mortgage obtained in January 2007, the lender held back $6,500,000 until completion of the secured property’s expansion project. The $6,500,000 is included in restricted cash on the accompanying June 30, 2007 condensed consolidated balance sheet. The Partnership received these funds from the lender on July 31, 2007.

•	On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000,000 to a joint venture.

Item 2.	Management’s Discussion And Analysis of Financial Condition And Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust, which we refer to as (LXP), a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington (Lex GP-1 Trust) became our new general partner and our name was changed to The Lexington Master Limited Partnership. As a result, we now serve as an operating partnership for Lexington. As of June 30, 2007, Lexington owned approximately 41.4% of our outstanding limited partnership units.

At June 30, 2007, our primary assets were interests in approximately 180 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also hold a 50% interest in an entity formed to acquire and originate loans secured, directly and indirectly, by real estate assets, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties, as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services to real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

On June 4, 2007, Lexington announced a strategic restructuring plan. The plan, when and if completed, will restructure Lexington into a company consisting primarily of:

•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral;

•	A minority interest in a to-be-formed joint venture that invests in specialty single-tenant real-estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.

In connection with Lexington’s strategic restructuring plan, we:

•	acquired substantially all of the interests in Lexington Acquiport Company, LLC (LAC), one of Lexington’s co-investment programs, which resulted in us becoming the owner of the co-investment program’s ten primarily single tenant net leased properties; and

•	acquired substantially all of the remaining interests in Lexington/Lion Venture L.P. (LION), one of Lexington’s co-investment programs, and thus we acquired six primarily single tenant net leased properties owned by the co-investment program.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on our financial statements.

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

Our structure, as one of Lexington’s operating partnerships, enables us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, our limited partnership interests. We intend to utilize this structure to facilitate our ability to acquire individual properties and portfolios of properties by structuring transactions which will defer tax payable by a seller while preserving our available cash for other purposes, including the payment of distributions.

As more fully described in footnote 3 to the condensed consolidated financial statements, we acquired substantially all of the remaining interests in two of Lexington’s co-investment programs. We paid $124.5 million in cash, issued approximately 7.2 million units to Lexington; and assumed $263.4 million in non-recourse mortgage debt to acquire 16 real estate properties.

Cash flows from operations were $91.6 million and $81.7 million for the six months ended June 30, 2007 and 2006 respectively. The increase in cash flow from operations is primarily caused by a decrease in interest payments on notes of approximately $12.7 million primarily due to the refinancing of the original KeyBank facility. The first interest payment on the Exchangeable Guaranteed Notes was July 15, 2007, however, interest was payable monthly under the original KeyBank facility.

Net cash used in investing activities totaled $132.5 million and $180.1 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities was primarily attributable to the acquisition of real estate of $222.2 million (including Lexington’s co-investment programs) and $126.0 million during the six months ended June 30, 2007 and 2006, respectively. In addition, during the six months ended June 30, 2006, we invested $53.6 million in debt securities which were later contributed to a joint venture. Cash provided by investing activities during the six months ending June 30, 2007, relates primarily to the sale of seven properties and an interest in a limited partnership to third parties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $10.5 million and ($27.8) million for the six months ended June 30, 2007 and 2006, respectively. Cash provided by financing activities relates primarily to proceeds from an exchangeable notes offering, a loan from KeyBank National Association, a loan from Lexington and mortgage financings. Cash used in financing activities was primarily attributable to the satisfaction of our original secured term loan with KeyBank, or the KeyBank facility satisfaction of the loan from Lexington, distributions to limited partners, the issuance of a loan to Lexington, costs incurred on the exchangeable notes offering and other financing and debt service payments.

Distributions

During the six months ended June 30, 2007, we paid distributions of $48.3 million ($.94 per unit).

In June 2007, we declared a distribution of $22.0 million ($0.375 per unit) which was paid on July 13, 2007 to the holders of record as of June 29, 2007.

Financing

General:  As of June 30, 2007, total outstanding mortgages and notes (inclusive of discount) were approximately $1.3 billion. The weighted average interest rate on our total consolidated debt on such date was approximately 5.76%.

Partnership Borrowings:  During the first half of 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027. In addition, we financed properties located in McDonough, Georgia, Shreveport, Louisiana and Coppell, Texas. We used the proceeds from these borrowings, along with other cash sources, to fully repay the outstanding borrowings of $547.2 million under the original KeyBank facility. Also, we obtained a $225.0 million loan from KeyBank on June 1, 2007. The proceeds of which were used primarily to finance the purchase of Lexington’s co-investment programs and to advance funds to Lexington.

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

Capital Expenditures:  Due to the net lease structure, we do not incur significant expenditures in the ordinary course of business to maintain or improve our properties. However, in the future, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings. As of June 30, 2007, we have entered into a purchase and sale agreement to purchase upon completion of construction and commencement of rent from a tenant, a property for an aggregate estimated obligation of $13.7 million.

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

Results of Operations

Three months ended June 30, 2007 compared with June 30, 2006

Net income increased by $42.2 million primarily due to the net impact of items discussed below. The increase in total gross revenues in 2007 of $12.6 million is attributable to an incentive fee recognized in accordance with the LION partnership agreement of $8.5 million and increases in rental revenue and tenant reimbursements. The increase in rental revenue is primarily due to an increase in rent from acquisitions. The increase in tenant reimbursements is due to more tenants being under gross or modified gross leases.

The increase in depreciation and amortization of $4.7 million is primarly due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

Property operating expenses increased by $2.1 million. The increase results from properties recently acquired being subject to modified gross leases, which require us to pay certain property related costs, and multi-tenanted properties.

The decrease in general and administrative expenses of $1.6 million is a result of us no longer recognizing compensation expense attributable to the exclusivity arrangement with Michael L. Ashner, Lexington’s Executive Chairman.

Non-operating income decreased by $1.0 million due to a decrease in interest income received on contract rights.

The increase in interest and amortization expense of $2.4 million was primarily due to an increase in interest expense on mortgage financings of recent property acquisitions and amortization on the exchangeable notes that was partially offset by a decrease in interest expense due to the satisfaction of the original KeyBank facility.

During the three months ended June 30, 2007, we recognized income of $6.5 million on the decrease in fair value of the liability of the embedded derivative related to the exchangeable notes.

The increase in state and local taxes of $0.1 million relates primarly to increased taxes to the State of Tennessee.

The increase of $22.9 million in equity in earnings of non-consolidated entities was primarily due to $21.1 million of income recognized on the sale of properties to Lexington’s former partner in the LION joint venture and our investment in Concord Debt Holdings LLC.

The gain on sale of marketable equity securities, net, increased by $0.5 million as securities in potential investment targets were sold as the investments were determined to be not to our advantage.

Minority interest expense decreased by $0.7 million due to a decrease in rental income on a property due to a lease modification and the sale of our interest in a partnership.

Total income from discontinued operations increased by $7.6 million. Discontinued operations for the three months ended June 30, 2007 includes $15.1 million of gain from the disposals of three properties and an interest in a consolidated entity. Discontinued operations for the three months ended June 30, 2006 primarily consists of the operating results of 50 retail properties formerly leased to Albertson’s, Inc. which were sold in July 2006.

Six months ended June 30, 2007 compared with June 30, 2006

Net income increased by $25.2 million primarily due to the net impact of items discussed below. The increase in total gross revenues in 2007 of $10.8 million is attributable to an incentive fee recognized in accordance with the LION partnership agreement of $8.5 million and increases in rental revenue and tenant reimbursements. The increase in rental revenue is primarily due to an increase in rent from acquisitions. The increase in tenant reimbursements is due to more tenants being under gross or modified gross leases.

The increase in depreciation and amortization of $6.1 million is primarly due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

Property operating expenses increased by $3.3 million. The increase results from properties recently acquired being subject to modified gross leases, which require us to pay certain property related costs, and multi-tenanted properties.

The decrease in general and administrative expenses of $0.8 million is primarily a result of us no longer recognizing compensation expense attributable to the exclusivity arrangement with Michael L. Ashner, Lexington’s Executive Chairman.

Non-operating income decreased by $0.7 million primarily due to a decrease in interest income received on contract rights.

The increase in interest and amortization expense of $3.8 million was primarily due to an increase in interest expense on mortgage financings of recent property acquisitions and amortization on the exchangeable notes that was partially offset by a decrease in interest expense due to the satisfaction of the original KeyBank facility.

The debt satisfaction charge of $2.4 million relates to the write off of unamortized deferred financing costs related to the satisfaction of the original KeyBank facility.

During 2007, we recognized income of $1.2 million on a decrease in fair value of the liability of the embedded derivative related to the exchangeable notes.

The decrease in state and local taxes of $0.5 million relates primarly to a change in tax law in the state of Kentucky and taxes related to the dissolution of Newkirk.

The increase of $24.4 million in equity in earnings of non-consolidated entities was primarily due to $21.1 million of income recognized on the sale of properties to Lexington’s former partner in the LION joint venture and to our investment in Concord Debt Holdings LLC.

The gain on sale of marketable equity securities, net, increased by $1.3 million as securities in potential investment targets were sold as the investments were determined to be not to our advantage.

Minority interest expense decreased by $1.4 million primarily due to a decrease in rental income on a property due to a lease modification and the sale of our interest in a partnership.

Total income from discontinued operations increased by $1.3 million. Discontinued operations for the six months ended June 30, 2007 included $15.2 million of gain from the disposals of seven properties and an interest in a consolidated entity. Discontinued operations for the six months ended June 30, 2006 primarily consists of the operating results of 50 retail properties formerly leased to Albertson’s, Inc. which were sold in July 2006.

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

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities.  As of June 30, 2007, we have investments in various real estate entities with varying structures. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

We invest in entities with third parties to increase portfolio diversification and reduce the amount of equity invested in any one asset. See Note 4 to the unaudited consolidated financial statement for combined summary balance sheet and income statement data relating to these entities.

We are party to a Funding Agreement with Lexington and Lexington’s other operating partnerships to fund distributions. No amounts have been advanced under this agreement.

Item 3	Quantitative And Qualitative Disclosures About Market Risk

Our loan with KeyBank National Association is at a variable rate and one of our investments in non-consolidated entities has both fixed and variable rate debt. To mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we have a cap agreement in place that caps LIBOR at 6.0% for a notional amount of $290.0 million and our non-consolidated entity owns interest rate swap agreements on a portion of its debt. All financial instruments were entered into for purposes other than trading. For the fixed rate portion of the debt, changes in interest rates have no impact on interest incurred or cash flows, however such changes do impact the net financial position of the debt instruments.

The following table shows what the annual effect of a change in the LIBOR rate would have on interest expense based upon the balance of the variable rate loans which do not have swap or cap agreements in place at June 30, 2007.

Interest expense effect (in thousands) of LIBOR increase (decrease)

	(3)%	(2)%	(1)%	1%	2%	3%

Change in consolidated interest expense	$(6,750)	$(4,500)	$(2,250)	$1,530	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated entities*	(9,699)	(6,466)	(3,233)	3,233	6,466	9,699

Proforma (increase) decrease in net income	$(16,449)	$(10,966)	$(5,483)	$4,763	$6,466	$9,699

*	This change would be included in equity in earning from non-consolidated entities.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Currently, we have one interest rate cap agreement. Our pro-rata share of notes and mortgage loans receivable aggregated $323.3 million as of June 30, 2007, based on variable rates and partially mitigate the exposure to change in interest rates. Also, our embedded derivative financial instrument is subject to market fluctuations as its value is dependent on numerous factors including the valuation of Lexington’s common stock.

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

(b)	Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2007, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

DATED: August 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature		Title	Date

By:	/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	August 10, 2007

By:	/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	August 10, 2007

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(c)
3.2	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(c)
4.1	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(d)
4.2	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(d)
4.3	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(e)
9.1	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(c)
10.1	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC	(a)
10.2	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC	(a)
10.3	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(b)
10.4	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(b)
10.5	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC	(c)
10.6	Funding Agreement, dated as of December 31, 2006, by and among Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Lepercq Corporate Income Fund III L.P., Net 3 Acquisition L.P., The Lexington Master Limited Partnership and Lexington Realty Trust	(c)
10.7	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership	(c)
10.8	Property Management Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and Winthrop Management L.P.	(c)
10.9	Registration Rights Agreement, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., New 3 Acquisition L.P., Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein	(d)
10.10	Registration Rights Agreement, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., Bear, Stearns & Co. Inc. and Lehman Brothers Inc.	(e)
10.11	Common Share Delivery Agreement, made as of January 29, 2007, between the Lexington Master Limited Partnership and Lexington Realty Trust	(d)
10.12	Common Share Delivery Agreement, dated March 9, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust	(e)

10.13	Credit Agreement, dated as of June 1, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section (12.5.(d) therein	(g)
10.14	Contribution Agreement, dated as of June 1, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust	(g)
10.15	Purchase Agreement, dated as of June 1, 2007, between The Lexington Master Limited Partnership and the Common Retirement Fund of the State of New York for interests in Lexington Acquiport Company, LLC	(g)
10.16	Contribution Agreement, dated as of June 5, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust (filed as Exhibit 10.2 to the 06/28/2007 8-K)	(h)
10.17	Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and CLPF-LXP/Lion Venture GP, LLC (filed as Exhibit 10.3 to the 06/28/2007 8-K)	(h)
31 .	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32 .	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Furnished herewith

(a)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(b)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006

(c)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed January 8, 2007

(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed January 29, 2007

(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed March 9, 2007

(f)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 22, 2007

(g)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 7, 2007

(h)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 28, 2007