Form 10-Q
period 2007-09-30
Lexington Master Limited Partnership
filed 2007-11-09
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007
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
Indicate by check mark whether the Registrant is a shell Partnership (as defined in Exchange Act Rule12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 58,714,246 Limited Partnership Units Outstanding as of November 2, 2007.

Page
Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and September 30, 2006	4

Unaudited Condensed Consolidated Statement of Partners’ Equity for the Nine Months Ended September 30, 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

Part II. OTHER INFORMATION

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART 1. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except unit data)

	September 30,	December 31,
	2007	2006
ASSETS:
Real estate, at cost
Buildings and improvements	$1,672,118	$1,353,171
Land and land estates	183,833	108,952

Total real estate investments	1,855,951	1,462,123

Less accumulated depreciation and amortization	(482,400)	(485,399)

Real estate investments, net	1,373,551	976,724
Properties held for sale – discontinued operations	22,715	49,935
Cash and cash equivalents	232,851	57,624
Restricted cash	—	39,640
Investment in marketable equity securities	1,106	25,760
Rent receivable -current	21,981	44,554
Rent receivable -deferred	22,407	28,019
Loans and interest receivable (including $95,064 and $0 from a related party)	95,064	6,469
Investment in non-consolidated entities	164,871	102,632
Deferred costs, net	24,789	11,291
Lease intangibles, net	139,118	33,782
Other assets (including $1,133 and $963 from related parties)	25,448	19,842

	$2,123,901	$1,396,272

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:
Mortgage notes payable (including $16,965 and $16,233 to a related party)	$739,233	$279,304
Note payable	225,000	547,199
Exchangeable notes payable, net of discount	429,956	—
Embedded derivative financial instrument	15,674	—
Contract right mortage note payable	13,133	12,231
Accrued interest payable (including $206 and $394 to related parties)	9,379	4,093
Accounts payable and other liabilities (including $1,579 and $0 to related parties)	10,601	5,644
Deferred revenue-below market leases	19,667	12,192
Prepaid rent	5,093	1,801
Distributions payable	22,018	28,988
Liabilities of discontinued operations	2,851	110

Total Liabilities	1,492,605	891,562

Commitments and Contingencies (note 9)

Minority interests	14,948	13,236
Partners’ equity (58,714,246 and 51,533,504 limited partnership units outstanding at September 30, 2007 and December 31, 2006, respectively)	616,348	491,474

	$2,123,901	$1,396,272

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross revenues:
Rental	$54,957	$44,151	$146,273	$134,389
Advisory and incentive fees	—	64	8,530	188
Tenant reimbursements	3,766	383	5,948	841

Total gross revenues	58,723	44,598	160,751	135,418

Expense applicable to revenues:
Depreciation and amortization	(20,207)	(8,619)	(42,241)	(24,566)
Property operating	(7,568)	(2,532)	(14,908)	(6,514)
General and administrative	(2,170)	(5,741)	(8,043)	(12,391)
Non-operating income	4,046	4,249	10,022	10,943
Interest and amortization	(21,651)	(14,395)	(51,031)	(39,922)
Debt satisfaction charge	—	—	(2,434)	—
Change in fair value of embedded derivative	6,143	—	7,352	—

Income before state and local taxes, equity in earnings of non-consolidated entities,gain on sale of marketable equity securities, net, minority interests and discontinued operations	17,316	17,560	59,468	62,968

State and local taxes	(148)	(170)	(824)	(1,320)
Equity in earnings of non-consolidated entities	3,429	(198)	29,568	1,511
Gain on sale of marketable equity securities, net	606	—	1,988	88
Minority interests	(3,699)	(4,408)	(11,226)	(13,358)

Income from continuing operations	17,504	12,784	78,974	49,889

Discontinued operations:
Income from discontinued operations	2,060	5,521	6,549	24,001
Gains from disposal of real estate	14,614	68,570	29,791	68,570
Minority interests	(3,275)	(902)	(5,367)	(2,644)

Total income from discontinued operations	13,399	73,189	30,973	89,927

Net income	$30,903	$85,973	$109,947	$139,816

Comprehensive income:
Net income	$30,903	$85,973	$109,947	$139,816
Change in unrealized net gain on investment in marketable equity securities	128	868	809	860
Change in unrealized gain (loss) on interest rate derivatives	—	(5,660)	(649)	1,040
Change in unrealized loss from non-consolidated entities	(5,833)	—	(5,833)	—
Less reclassification adjustment from gains included in net income	(606)	—	(3,352)	(88)

Other comprehensive income (loss)	(6,311)	(4,792)	(9,025)	1,812

Comprehensive income	$24,592	$81,181	$100,922	$141,628

Per limited partnership unit data:
Income from continuing operations	$0.30	$0.25	$1.44	$0.96
Income from discontinued operations	0.23	1.42	0.57	1.75

Net income per limited partnership unit	$0.53	$1.67	$2.01	$2.71

Distributions per limited partnership unit	$0.38	$0.50	$1.13	$1.50

Weighted average limited partnership units outstanding	58,714,260	51,533,082	54,742,488	51,514,686

See notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)
(In thousands, except unit data)

			Accumulated
	Limited		Other	Total
	Partnership	Partners’	Comprehensive	Partners’
	Units	Capital	Income (Loss)	Equity
Balance at December 31, 2006	51,533,504	$488,325	$3,149	$491,474
Minority interest charge	—	(2,777)	—	(2,777)
Distributions	—	(63,361)	—	(63,361)
Issuance of units	7,180,779	90,091	—	90,091
Limited partner buyouts	(37)	(1)	—	(1)
Net income	—	109,947	—	109,947
Change in unrealized gain on investment in marketable equity securities, net of reclassification adjustment of $1,988 included in net income	—	—	(1,179)	(1,179)
Change in unrealized loss from non-consolidated entities	—	—	(5,833)	(5,833)
Change in unrealized gain on interest rate derivatives, net of reclassification adjustment of $1,364 included in net income	—	—	(2,013)	(2,013)

Balance at September 30, 2007	58,714,246	$622,224	$(5,876)	$616,348

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006
(Unaudited and in thousands)

	2007	2006
Net cash provided by operating activities	$151,492	$138,437

Cash flows from investing activities:
Investment in properties, including intangibles	(226,959)	(167,228)
Change in restricted cash	40,149	(37,399)
Deposits for future real estate acquisitions	(103)	(4,996)
Refund of deposits for real estate acquisitions	—	6,315
Investment in debt securities	—	(53,616)
Proceeds from the sale of marketable equity securities	26,388	1,379
Purchase of marketable equity securities	(723)	(12,435)
Collection of loan receivable	6,428	52
Loan origination costs	—	(21)
Net proceeds from disposal of real estate held for sale	103,894	168,810
Construction in progress	(2,306)	(497)
Leasing costs incurred	(2,346)	(2,494)
Cash received related to previously unconsolidated limited partnerships, net	9,111	419
Investment in partnerships and joint ventures	(71,353)	(37,961)
Distribution from non-consolidated entities in excess of accumulated earnings	2,466	10,874
Sale of investment in a consolidated entity	4,620	—

Net cash used in investing activities	(110,734)	(128,798)

Cash flows from financing activities:
Principal payments of mortgage notes	(29,297)	(48,316)
Principal payments of notes payable	(547,199)	(44,388)
Proceeds from mortgage notes	229,640	85,555
Proceeds from note payable	225,000	—
Proceeds from exchangeable notes	450,000	—
Proceeds from line of credit	—	32,025
Loans receivable to related party, net	(93,611)	—
Distributions to limited partners	(70,331)	(68,897)
Distributions to minority interests	(16,031)	(5,068)
Limited partner buyouts	(1)	—
Deferred financing costs	(13,701)	(1,507)

Net cash provided by (used in) financing activities	134,469	(50,596)

Net increase (decrease) in cash and cash equivalents	175,227	(40,957)
Cash and Cash Equivalents at beginning of period	57,624	174,816

Cash and Cash Equivalents at end of period	$232,851	$133,859

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$1,452	$1,623

Cash paid for interest	$39,703	$42,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q – SEPTEMBER 30, 2007
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
On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington, Lex GP-1 Trust, became the new general partner of the Partnership, and the name of the Partnership was changed to The Lexington Master Limited Partnership. The Partnership serves as an operating partnership for Lexington. As of September 30, 2007, Lexington, through a wholly-owned subsidiary, Lex LP-1Trust, owned approximately 41.5% of the outstanding limited partnership units of the Partnership.
Pursuant to the agreement of limited partnership, the units issued and outstanding are currently redeemable subject to certain conditions and limitations for cash, or, at Lex GP-1 Trust’s election, on a one-for-one basis, common shares of beneficial interest in Lexington.
The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of September 30, 2007, the Partnership owned interests in approximately 160 properties located in 34 states.
On June 4, 2007, Lexington announced a strategic restructuring plan. The plan, when and if completed, will restructure Lexington into a company consisting primarily of:
•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral;

•	A minority interest in a to-be-funded joint venture that invests in specialty single-tenant real-estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.
     In connection with Lexington’s strategic restructuring plan, the Partnership:
•	acquired substantially all of the outstanding interests in Lexington Acquiport Company, LLC, one of Lexington’s co-investment programs, which resulted in the Partnership becoming the sole owner of the co-investment program’s ten primarily single tenant net leased properties;

•	acquired substantially all of the remaining interests in Lexington/Lion Venture L.P., one of Lexington’s co-investment programs, and thus acquired six primarily single tenant net leased properties owned by the co-investment program;

•	announced the formation of a joint venture with a subsidiary of Inland American Real Estate Trust, Inc. to be seeded with six assets owned by the Partnership and 47 assets owned by Lexington and to invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets; and

•	sold 19 non-core properties in connection with Lexington’s previously announced ongoing disposition program, which involves marketing non-core assets for sale.
Neither the Partnership nor Lexington can provide assurances that the strategic restructuring plan will be successfully completed.
Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited condensed consolidated interim financial statements presented not misleading. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.
The accompanying condensed consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiaries and certain partially-owned entities, in which the Partnership either (i) has a controlling interest or (ii) is the primary beneficiary of a variable interest entity. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in certain partnerships not owned by the Partnership. The Partnership accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Partnership’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.
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
Net Income per Unit
Net income per unit is computed by dividing net income by 58,714,260 and 51,533,082 weighted average units outstanding during the three months ended September 30, 2007 and 2006, respectively, and 54,742,488 and 51,514,686 weighted average units outstanding during the nine months ended September 30, 2007 and 2006, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.

Distributions
As provided in the Partnership’s partnership agreement, distributions are allocated to the limited partners based on their ownership of units. No distributions are made to the general partner. The Partnership declares quarterly distributions per unit equal to the cash dividend per common share declared by Lexington.
Unit Split
On December 31, 2006, the Partnership effected a .80 to 1 unit reverse split. Partners’ equity activity for all periods presented has been restated to give retroactive recognition to the reverse unit split. In addition, all references in the financial statements and notes to the consolidated financial statements, to weighted average limited partnership units and per limited partner unit amounts have been adjusted to give retroactive recognition to the reverse unit split.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2007 presentation.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with NSFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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
The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease- up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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
Revenue Recognition
The Partnership recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
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
Impairment of Real Estate
The Partnership evaluates the carrying value of all real estate and intangible assets held when a triggering event under SFAS 144 has occurred to determine if impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.
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

Marketable Equity Securities
The Partnership classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses, including the Partnership’s proportionate share of the unrealized gains or losses from non-consolidated entities, reported in partners’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the consolidated statement of operations. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.
Notes Receivable
The Partnership evaluates the collectibility of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.
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
Environmental Matters
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2007, the Partnership is not aware of any environmental matter that could have a material impact on the financial statements.

Note 3 INVESTMENTS IN REAL ESTATE AND INTANGIBLES
During the nine months ended September 30, 2007, the Partnership acquired five properties from third parties for a capitalized cost of approximately $91,000,000 and allocated approximately $14,374,000 of the purchase price to intangible assets.
During the second quarter of 2007, the Partnership completed transactions with Lexington, summarized as follows:
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
Lexington/Lion Venture L.P. (LION)
Effective June 1, 2007, the Partnership, Lexington and Lexington’s 70% partner in LION entered into a transaction whereby the Partnership acquired a 100% interest in certain properties held by LION. The Partnership acquired six properties, which are subject to non-recourse mortgage debt of approximately $94,181,000. The debt assumed by the Partnership bears interest at stated rates ranging from 4.76% to 6.22% with a weighted-average stated rate of 5.3%. and matures at various dates ranging from 2012 to 2015. In addition, the Partnership issued approximately 4,100,000 limited partner units to Lexington in connection with the transaction and the Partnership paid approximately $6,600,000 of additional consideration, net of its incentive fee earned on this transaction, to Lexington’s former partner. In connection with this transaction, the Partnership recognized $8,530,000 as an incentive fee in accordance with the LION partnership agreement and approximately $21,141,000 in gains relating to properties transferred to Lexington’s former partner, which are reported as equity in earnings of non-consolidated entities.
In accordance with GAAP, the Partnership recorded the assets and liabilities at fair value to the extent of the interests acquired, with a carryover basis for all assets and liabilities to the extent of Lexington’s ownership. The allocation of the purchase price is based upon estimates and assumptions. The Partnership engaged a third party valuation expert to assist with the fair value assessment of the real estate. The current allocations are substantially complete; however, there may be certain items that the Partnership will finalize once it receives additional information. Accordingly, the allocations are subject to revision when final information is available, although the Partnership does not expect future revisions to have a significant impact on its financial position or results of operations.
Note 4 INVESTMENT IN NON-CONSOLIDATED ENTITIES
The Partnership has investments in various non-consolidated entities, including interests in real estate limited partnerships, a joint venture to acquire and originate loans, and a joint venture to acquire shares in a real estate investment trust.
The Partnership’s equity investments in real estate limited partnerships at September 30, 2007 consists primarily of six partnerships with ownership percentages ranging from 26% to 35%, and these partnerships own thirty-five properties.

The following is a summary of the condensed combined statements of operations for the three and nine months ended September 30, 2007 and 2006 and condensed combined balance sheets as of September 30, 2007 and December 31, 2006 are as follows (in thousands) for the investments in real estate limited partnerships:
Condensed Combined Statements of Operations:

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental Revenue and interest income	$5,713	$5,313	$16,554	$16,056
Interest expense	(1,842)	(1,830)	(5,492)	(5,724)
Administrative and operating expenses	(233)	(183)	(678)	(557)
Depreciation and amortization expense	(847)	(796)	(2,382)	(2,377)

Net income	$2,791	$2,504	$8,002	$7,398

Condensed Combined Balance Sheets:
(Unaudited)

	September 30,	December 31,
	2007	2006

Cash	$846	$1,582
Real estate, net	68,262	63,364
Other assets	5,965	2,257

Total assets	$75,073	$67,203

Accounts payable and other liabilities	$6,708	$814
Mortgages	68,574	70,680
Partners’ deficit	(209)	(4,291)

Total liability and partners’ deficit	$75,073	$67,203

The Partnership has paid a premium of $8,300,000 and $5,000,000 as of September 30, 2007 and December 31, 2006, respectively, for its allocable share of the properties underlying these limited partnerships, substantially all of which relates to the difference between the fair values at the date of acquisition of these limited partnership’s underlying properties and historical carrying amounts. This premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $50,000 and $40,000 for the three months ended September 30, 2007 and 2006, respectively and $123,000 and $92,000 for the nine months ended September 30, 2007 and 2006, respectively.
On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). In addition, in January, 2007 the Partnership and Winthrop entered into a joint venture, WRP Management, LLC, (“WRP”) to manage the affairs of Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR) and is managed by an affiliate of NKT Advisors, LLC, the Partnership’s former external advisor, and Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. The joint ventures are owned equally by Winthrop and the Partnership. As of September 30, 2007 the Partnership has contributed $137,500,000 to Concord.

Summary condensed combined financial information of Concord and WRP is as follows (in thousands):

	As of	As of
(Unaudited)	September 30, 2007	December 31, 2006
Condensed Balance Sheets:
Cash and restricted cash	$15,691	$148,261
Investment in debt securities	1,052,670	450,870
Other assets	13,235	10,744

Total assets	$1,081,596	$609,875

Accounts payable and other liabilities	$4,533	$2,347
Collateralized debt obligations	376,650	376,650
Warehouse debt facilities	418,861	43,893
Members’ equity	281,552	186,985

Total liabilities and members’ equity	$1,081,596	$609,875

(Unaudited)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Condensed Statements of Operations and Comprehensive Income (Loss)
Interest income	$19,937	$4,629	$48,141	$6,278
Interest expense	(12,901)	(2,067)	(29,510)	(2,691)
Other expense	(1,134)	(4,103)	(3,564)	(3,629)
Other comprehensive loss	(11,666)	—	(11,666)	—

Comprehensive income (loss)	$(5,764)	$(1,541)	$3,401	$(42)

Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired. Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on valuations provided by an independent third party. The unrealized loss on Concord’s bonds is the result of a decrease in the value provided by the third party compared to the acquisition cost of the securities. Concord’s present intention is to hold these securities, believes that it has the ability to do so and will recover its investment. Accordingly, Concord has determined that this impairment is temporary.
On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Partnership holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Piedmont Office Realty Trust, Inc. (f/k/a Wells Real Estate Investment Trust, Inc.) (“Wells”), at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex-Win received tenders for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. After submission of the letters of transmittal to Wells, the actual number of shares acquired in Wells was approximately 3,900,000, at a price of $9.30 per share. Winthrop Realty, L.P., an affiliate of Lexington’s Executive Chairman, also holds a 28% interest in Lex-Win. The Partnership funded $12,542,000 to Lex- Win on July 25, 2007 for the purchase of the Wells shares. The Partnership accounts for this investment using the equity method of accounting.
On August 10, 2007, the Partnership, entered into a limited partnership agreement with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”) to form Net Lease Strategic Assets Fund L.P. (“NLS”). NLS was formed to invest in specialty single-tenant net leased assets in the United States. In connection with the formation of NLS, the Partnership agreed to contribute six single tenant net leased assets to NLS. Also, in connection with the formation of NLS, Lexington agreed to sell and NLS agreed to purchase, 47 primarily single tenant net leased assets pursuant to a purchase and sale agreement. Upon the closing of the joint venture, the Partnership and the third party will make initial capital contributions to NLS, so that the common equity percentage interests in NLS are 15% and 85%, respectively. In addition, the Partnership will provide subordinated financing for the acquisition of the 53 assets by NLS.

The acquisition of each of the 53 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of the existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants and, certain other customary conditions.  Accordingly, neither the Partnership nor Lexington can provide any assurance that the funding by the Partnership and Inland and the acquisition of any assets by NLS will be completed. In the event that NLS does not acquire at least 35 of the 53 assets in a single closing by March 1, 2008, the joint venture will be terminated.
Note 5 VARIABLE INTEREST ENTITIES
FIN 46R requires a variable interest entity to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Partnership evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Partnership determining that its loans and joint venture interests were potential variable interests. For each of these investments, the Partnership has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity and their rights are not capped, and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2006, the Partnership had identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”).
The Partnership has loaned approximately $8,200,000 to Camfex as of September 30, 2007. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will increase Camfex’s expected losses, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of $29,443,000 at September 30, 2007. Camfex has additional mortgage debt of $27,154,000 as of September 30, 2007. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. For all other loans and investments, the Partnership has determined they are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.
Note 6 NOTES PAYABLE
Mortgage Notes Payable
The Partnership had outstanding mortgage notes payable with an aggregate principal balance of $739,233,000 and $279,304,000 at September 30, 2007 and December 31, 2006, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross- collateralized. The mortgage notes mature at various dates from 2008 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 5.97% at September 30, 2007. During the nine months ended September 30, 2007, we obtained mortgage financing on six properties of $229,640,000 , three of the properties are cross-collateralized.

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
The Partnership obtained a $225,000,000 secured term loan from KeyBank National Association on June 1, 2007. The interest only secured term loan matures June 2009, and bears interest at LIBOR plus 60 basis points. The proceeds of the secured term loan were primarily used to purchase the interests in Lexington’s co-investment programs discussed in Note 3. In addition, the Partnership incurred issuance costs of approximately $1,250,000, which have been capitalized and will be amortized over the life of the loan.
Related Party Note Payable
The Partnership obtained a non-secured loan from Lexington on March 22, 2007 for $50,609,000. The loan bore interest at a rate of 6.804% and was payable on demand. The loan proceeds were used to repay the remaining balance on the original KeyBank National Association loan. The Partnership incurred $0 and $670,000 of interest expense on this loan during the three and nine months ended September 30, 2007. The loan was repaid in full on June 1, 2007.
Exchangeable Notes Payable
In the first quarter of 2007, the Partnership issued $450,000,000 aggregate principal amount of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. These Exchangeable Notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity. The Exchangeable Notes are exchangeable by the holders into common shares of Lexington, at a price of $25.25 per share, subject to adjustment upon certain events. The initial exchange rate is subject to adjustment under certain events, including increases in the Lexington’s rate of dividends. Upon exchange, the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares of Lexington at the Partnership’s option.
The Exchangeable Notes were issued at a discount of $23,025,000 (representing initial fair value of the embedded derivative relating to the conversion feature of the Exchangeable Notes, as described in Note 7). In addition, the Partnership incurred issuance costs of approximately $10,635,000. Amortization of the discount and issuance costs of $1,690,000 and $4,411,000, calculated using the effective interest method over a five year period, was recorded in interest expense for the three and nine months ended September 30, 2007, respectively.
Contract Right Mortgage Note Payable
The Partnership has one contract right mortgage note payable with a principal balance of $13,133,000 and $12,231,000 at September 30, 2007 and December 31, 2006, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2024.
Note 7 DERIVATIVE INSTRUMENTS
The Partnership had the following agreements in order to limit the exposure to interest rate volatility on its loan with KeyBank National Association originated in August 2005: a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance through August 11, 2010 and a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000. The Partnership designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the KeyBank National Association loan originated in August 2005, the Partnership sold its interest rate swap agreement for $1,870,000. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400,000 to earnings during the first quarter of 2007, which has been included in non-operating income.
The holders of the Exchangeable Notes (described in Note 6) have an option to exchange their Exchangeable Notes for common shares of Lexington. This option was determined to be an embedded derivative which was required to be separately valued from the Exchangeable Notes. The Partnership’s third party valuation consultant calculated the fair value of this embedded derivative to initially be approximately $23,025,000. The valuation of the embedded derivative considers many factors including interest rates and Lexington’s common share price. The Partnership recognized a decrease in fair value of the embedded derivative liability of $6,143,000 and $7,352,000 as an increase to earnings during the three and nine months ended September 30, 2007, respectively. The embedded derivative had a fair value of $15,674,000 at September 30, 2007.
Note 8 RELATED PARTY TRANSACTIONS
The following describes certain related party transactions not discussed elsewhere in the footnotes:
Prior to the Merger, NKT Advisors LLC performed the asset management, investor relations and administrative services for the Partnership for an annual base management fee and was entitled to receive incentive management fees. NKT Advisors LLC received a base management fee of $1,200,000 and $3,600,000 for the three and nine months ended September 30, 2006 respectively. No incentive management fee was earned during the three and nine months ended September 30, 2006.
The Partnership provided certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships through December 31, 2006. The Partnership earned $64,000 and $188,000 of management fees for these services for the three and nine months ended September 30, 2006, respectively.
The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties. The Partnership’s ownership interest, net of discount, amounted to $11,394,000 and $10,964,000 at September 30, 2007 and December 31, 2006, respectively.
An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Partnership has an interest. The second mortgage payable owned by the affiliate aggregated $16,965,000 and $16,233,000 at September 30, 2007 and December 31, 2006, respectively. Included in interest expense is approximately $206,000 and $197,000 related to this second mortgage payable for the three months ended September 30, 2007 and 2006, respectively and $609,000 and $583,000 for the nine months ended September 30, 2007 and 2006 respectively.
The Partnership advanced $93,612,000 (net) to Lexington during the nine months ended September 30, 2007. The advances are payable on demand and bear interest at the rate charged the Partnership under the new KeyBank facility. The Partnership recorded approximately $1,452,000 and $1,763,000 of interest income on this advance during the three and nine months ended September 30, 2007.
Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman, began providing property management services at certain properties owned by the Partnership during 2006. The Partnership incurred fees of $165,000 and $172,000 to Winthrop Management for the three months ended September 30, 2007 and 2006, respectively and $448,000 and $290,000 for the nine months ended September 30, 2007 and 2006 respectively.
Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. As of September 30, 2007, $5,443,000 of these costs were incurred by the Partnership of which $1,476,000 was owed to Lexington at September 30, 2007.

Note 9 COMMITMENTS AND CONTINGENCIES
The Partnership is party to a Funding Agreement with Lexington and Lexington’s other operating partnerships to fund distributions. No amounts have been advanced under this agreement.
The Partnership has agreed with Vornado Realty Trust (“Vornado”), a significant unitholder, to operate the Partnership as a real estate investment trust and will indemnify Vornado for any actual damages incurred by Vornado if the Partnership is not operated as a REIT. Clifford Broser, a member of Lexington’s Board of Trustees, is a Senior Vice President of Vornado.
Note 10 DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE
During the nine months ended September 30, 2007, the Partnership sold 26 properties and an interest in a limited partnership for an aggregate sales price of $109,801,000 which resulted in a net gain of approximately $29,791,000. As of September 30, 2007, the Partnership had seven properties held for sale.
Discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$2,395	$10,840	$8,600	$42,511
Expenses	(335)	(5,319)	(2,051)	(18,510)
Gain from disposal of real estate	14,614	68,570	29,791	68,570
Minority interest	(3,275)	(902)	(5,367)	(2,644)

Income from discontinued operations	$13,399	$73,189	$30,973	$89,927

Note 11 SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOW INFORMATION
•	In connection with the LAC and LION transactions on June 1, 2007, discussed in Note 3, the Partnership paid $124,500,000 in cash, issued 7,180,779 limited partner units to Lexington, and acquired approximately $400,700,000 in real estate, $102,800,000 in intangibles, $10,600,000 in cash, assumed $268,100,000 in mortgages payable, $7,500,000 in below market leases and acquired $2,800,000 in other assets net of liabilities.

•	In connection with a mortgage obtained in January 2007, the lender held back $6,500,000 until completion of the secured property’s expansion project. The $6,500,000 is included in other assets on the accompanying condensed consolidated balance sheet. The Partnership received these funds from the lender in July 2007.

•	On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000,000 to a joint venture.

•	The Partnership’s mortgage of $32,000,000 on its property located in Toledo, Ohio was assumed by the buyer in connection with the sale of the property in September 2006.
Note 12 SUBSEQUENT EVENTS
Subsequent to September 30, 2007, the Partnership sold six properties for an aggregate sales price of $45,235,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust, which we refer to as LXP, a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (i) each unit of limited partnership interest was converted into 0.80 units and (ii) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington (Lex GP-1 Trust) became our new general partner and our name was changed to The Lexington Master Limited Partnership. As a result, we now serve as an operating partnership for Lexington. As of September 30, 2007, Lexington owned approximately 41.5% of our outstanding limited partnership units.
At September 30, 2007, our primary assets were interests in approximately 160 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also hold a 50% interest in an entity formed to acquire and originate loans secured, directly and indirectly, by real estate assets, subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties, as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services to real estate partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

On June 4, 2007, Lexington announced a strategic restructuring plan. The plan, when and if completed, will restructure Lexington into a company consisting primarily of:
•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral;

•	A minority interest in a to-be-funded joint venture that invests in specialty single-tenant real-estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.
In connection with Lexington’s strategic restructuring plan, we:
•	acquired substantially all of the interests in Lexington Acquiport Company, LLC (LAC), one of Lexington’s co-investment programs, which resulted in us becoming the owner of the co-investment program’s ten primarily single tenant net leased properties;

•	acquired substantially all of the remaining interests in Lexington/Lion Venture L.P. (LION), one of Lexington’s co-investment programs, and thus we acquired six primarily single tenant net leased properties owned by the co-investment program;

•	announced the formation of a joint venture with a subsidiary of Inland American Real Estate Trust, Inc. to be seeded with six assets owned by us and 47 assets owned by Lexington and to invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets; and

•	sold 19 non-core properties in connection with Lexington’s previously announced ongoing disposition program, which involves marketing non-core assets for sale.
Neither us nor Lexington can provide assurances that the strategic restructuring plan will be successful.
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
As more fully described in note 3 to our condensed consolidated financial statements, we acquired substantially all of the remaining interests in two of Lexington’s co-investment programs. We paid $124.5 million in cash, issued approximately 7.2 million units to Lexington, and assumed $263.4 million in non-recourse mortgage debt to acquire 16 real estate properties.
Cash flows from operations were $151.5 million and $138.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flow from operations is primarily caused by a decrease in lease incentive payments to tenants. During the nine months ended September 30, 2007, we paid $3.9 million to tenants as lease incentives compared with $18.3 million for the nine months ended September 30, 2006.
Net cash used in investing activities totaled $110.7 million and $128.8 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities was primarily attributable to the acquisition of real estate of $227.0 million (including Lexington’s co-investment programs) and $167.2 million during the nine months ended September 30, 2007 and 2006, respectively. We also invested $71.4 million and $38.0 in limited partnerships and joint ventures during the nine months ended September 30, 2007 and 2006, respectively. In addition, during the nine months ended September 30, 2006, we invested $53.6 million in debt securities which were later contributed to a joint venture. Cash provided by investing activities during the nine months ending September 30, 2007, relates primarily to the sale of 26 properties and an interest in a limited partnership to third parties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
Net cash provided by (used in) financing activities totaled $134.5 million and ($50.6) million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by financing activities relates primarily to proceeds from an exchangeable notes offering, a loan from KeyBank National Association, which we refer to as KeyBank, and mortgage financings. Cash used in financing activities was primarily attributable to the satisfaction of our original secured term loan with KeyBank, or the original KeyBank facility, distributions to limited partners, the issuance of a loan to Lexington, net of collections, costs incurred on the exchangeable notes offering and other financing and debt service payments.
Distributions
During the nine months ended September 30, 2007, we paid distributions of $70.3 million ($1.31 per unit).
In September 2007, we declared a distribution of $22.0 million ($0.375 per unit) which was paid on October 12, 2007 to the holders of record as of September 28, 2007.

Financing
General: As of September 30, 2007, total outstanding mortgages and notes (inclusive of discount) were approximately $1.4 billion. The weighted-average interest rate on our total consolidated debt on such date was approximately 5.80%.
Partnership Borrowings: During the nine months ended September 30, 2007, we issued $450.0 million principal amount of 5.45% Exchangeable Guaranteed Notes due in 2027. In addition during the first and second quarters of 2007, we obtained non-recourse mortgage financing secured by properties located in McDonough, Georgia, Shreveport, Louisiana and Coppell, Texas. We used the proceeds from these borrowings, along with other cash sources, to fully repay the outstanding borrowings of $547.2 million under the original KeyBank facility. Also, we obtained a $225.0 million secured term loan from KeyBank on June 1, 2007, the proceeds of which were primarily used to finance the purchase of Lexington’s co-investment programs and to advance funds to Lexington. During the third quarter of 2007, we obtained non-recourse mortgage financings secured by properties in Las Vegas, NV, Memphis, TN and Columbus, IN.
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
Concord Debt Holdings (“Concord”):
We have an investment in Concord which, in turn, holds loans and securities collateralized directly and indirectly by commercial real estate. As of September 30, 2007, we had contributed a total of $137.5 million to Concord. Concord’s ability to execute its business strategy, particularly the growth of its investment portfolio, depends to a significant degree on its ability to obtain additional capital. In this regard, Concord will seek to obtain additional capital through one or more of the following: additional credit lines; issuance of preferred equity; and additional capital contributions from its members. Its core business strategy is dependent upon its ability to finance its loans and other real estate related assets with match funded debt at rates that provide a positive net spread.
The recent events in the subprime mortgage market have impacted Concord’s ability to consummate a second CDO. Although Concord has minimal exposure to subprime or residential mortgages, conditions in the financial capital markets have made issuances of CDO’s at this time less attractive to investors. If Concord is unable to issue future CDO’s to finance its assets, Concord may be required to seek other forms of potentially less attractive financing. We have been required to make a larger equity investment than previously anticipated and may continue to have to do so.

At September 30, 2007, Concord has not incurred any write offs. With respect to one of Concord’s loans, the borrower advised Concord that it would not meet its debt service coverage ratio at September 30, 2007 which would result in a technical default on the loan.  In connection therewith, Concord and the borrower entered into an amendment to the loan documents which, among other things, increased the interest rate, provided for additional collateral and reserves, and waived the potential default through March 30, 2008, subject to further waiver if additional funds are paid to Concord.
Concord’s credit facilities entitle the lender to make margin calls if, in their reasonable determination, the market value of the loans or bonds pledged by Concord decline in value. In this regard, to date Concord has received margin calls aggregating $11.8 million. To the extent that additional margin calls are made in the future, Concord will be required to provide additional collateral or pay down a portion of the funds advanced. It is possible that Concord may not have the funds available to make such margin calls which could result in defaults.
Concord finances its loan assets through various financing instruments including warehouse lines, securitizations and repurchase agreements. At September 30, 2007, each of Concord’s financing instruments had maturities of at least one year except with respect to approximately $41.9 million of borrowings which mature on November 15, 2007, subject to extension upon the consent of the lender. If Concord is unable to extend this instrument or sell the underlying asset, we will be required to fund our share (50%) of this borrowing or risk losing the underlying assets to the lender.
Results of Operations
Three months ended September 30, 2007 compared with September 30, 2006
Net income decreased by $55.1 million primarily due to the net impact of items discussed below. The increase in total gross revenues in 2007 of $14.1 million is attributable to increases in rental revenue and tenant reimbursements. The increase in rental revenue is primarily due to an increase in rent from acquisitions of properties. The increase in tenant reimbursements is due to more tenants being under gross or modified gross leases.
The increase in depreciation and amortization of $11.6 million is primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.
Property operating expenses increased by $5.0 million. The increase results from properties recently acquired being subject to modified gross leases, which require us to pay certain property related costs.
The decrease in general and administrative expenses of $3.6 million is primarily due to $2.7 million of merger costs incurred during the third quarter of 2006, as well as us no longer recognizing compensation expense attributable to the exclusivity arrangement with Michael L. Ashner, Lexington’s Executive Chairman.
The increase in interest and amortization expense of $7.3 million was primarily due to an increase in interest expense on mortgage financings of recent property acquisitions and amortization on the exchangeable notes that was partially offset by a decrease in interest expense due to the satisfaction of the original KeyBank facility.
During the three months ended September 30, 2007, we recognized income of $6.1 million on the decrease in fair value of the liability of the embedded derivative related to the exchangeable notes.
The increase of $3.6 million in equity in earnings of non-consolidated entities was primarily due to our investment in Concord Debt Holdings LLC.
The gain on sale of marketable equity securities, net, increased by $0.6 million as securities in potential investment targets were sold as the investments were determined to be not to our advantage.
Minority interest expense decreased by $0.7 million due to a decrease in rental income on a property due to a lease modification.
Total income from discontinued operations decreased by $59.8 million. Discontinued operations for the three months ended September 30, 2007 includes $14.6 million of gain from the disposals of 19 properties. Discontinued

operations for the three months ended September 30, 2006 primarily consists of the gain on sale of 50 retail properties formerly leased to Albertson’s, Inc. which were sold in July 2006.
Nine months ended Septemebr 30, 2007 compared with September 30, 2006
Net income decreased by $29.9 million primarily due to the net impact of items discussed below. The increase in total gross revenues in 2007 of $25.3 million is attributable to an incentive fee recognized in accordance with the LION partnership agreement of $8.5 million and increases in rental revenue and tenant reimbursements. The increase in rental revenue is primarily due to an increase in rent from acquisitions. The increase in tenant reimbursements is due to more tenants being under gross or modified gross leases.
The increase in depreciation and amortization of $17.7 million is primarly due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.
Property operating expenses increased by $8.4 million. The increase results from properties recently acquired being subject to modified gross leases, which require us to pay certain property related costs.
The decrease in general and administrative expenses of $4.3 million is primarily due to $2.7 million of merger costs incurred in the third quarter of 2006, as well as us no longer recognizing compensaton expense attributable to the exclusivity arrangement with Michael L. Ashner, Lexington’s Executive Chairman.
Non-operating income decreased by $0.9 million primarily due to a decrease in interest income on cash balances and interest income received on contract rights, which was mostly offset by the interest earned on the advances to Lexington.
The increase in interest and amortization expense of $11.1 million was primarily due to an increase in interest expense on mortgage financings of recent property acquisitions and amortization on the exchangeable notes that was partially offset by a decrease in interest expense due to the satisfaction of the original KeyBank facility.
The debt satisfaction charge of $2.4 million relates to the write off of unamortized deferred financing costs related to the satisfaction of the original KeyBank facility.
During 2007, we recognized income of $7.4 million on a decrease in fair value of the liability of the embedded derivative related to the exchangeable notes.
The decrease in state and local taxes of $0.5 million relates primarly to a change in tax law in the state of Kentucky and taxes related to the dissolution of Newkirk.
The increase of $28.1 million in equity in earnings of non-consolidated entities was primarily due to $21.1 million of income recognized on the sale of properties to Lexington’s former partner in the LION joint venture and to our investment in Concord Debt Holdings LLC.
The gain on sale of marketable equity securities, net, increased by $1.9 million as securities in potential investment targets were sold as the investments were determined to be not to our advantage
Minority interest expense decreased by $2.1 million primarily due to a decrease in rental income on a property due to a lease modification.
Total income from discontinued operations decreased by $59.0 million. Discontinued operations for the nine months ended September 30, 2007 included $29.8 million of gain from the disposals of 26 properties and an interest in a consolidated entity. Discontinued operations for the nine months ended September 30, 2006 primarily consists of the gain on sale of 50 retail properties formerly leased to Albertson’s, Inc. which were sold in July 2006.
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

Off-Balance Sheet Arrangements
Non-Consolidated Real Estate Entities. As of September 30, 2007, we have investments in various real estate entities with varying structures. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
We are party to a Funding Agreement with Lexington and Lexington’s other operating partnerships to fund distributions. No amounts have been advanced under this agreement.
On August 10, 2007, we entered into a limited partnership agreement with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”) to form Net Lease Strategic Assets Fund L.P. (“NLS”). NLS was formed to invest in specialty single-tenant net leased assets in the United States. In connection with the formation of NLS, we agreed to contribute six single tenant net leased assets to NLS. Also, in connection with the formation of NLS, Lexington agreed to sell and NLS agreed to purchase, 47 primarily single tenant net leased assets pursuant to a purchase and sale agreement. Upon the closing of the joint venture, we and Inland will make initial capital contributions to NLS, so that the common equity percentage interests in NLS are 15% and 85%, respectively. In addition, we will provide subordinated financing for the acquisition of the 53 assets by NLS

The acquisition of each of the 53 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, certain other customary conditions.  Accordingly, neither us nor Lexington can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire at least 35 of the 53 assets in a single closing by March 1, 2008, the joint venture will be terminated
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our current loan with KeyBank is at a variable rate and one of our investments in non-consolidated entities has both fixed and variable rate debt. To mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we have a cap agreement in place that caps LIBOR at 6.0% for a notional amount of $290.0 million and our non-consolidated entity owns interest rate swap agreements on a portion of its debt. All financial instruments were entered into for purposes other than trading. For the fixed rate portion of the debt, changes in interest rates have no impact on interest incurred or cash flows, however such changes do impact the net financial position of the debt instruments.
The following table shows what the annual effect of a change in the LIBOR rate would have on interest expense based upon the balance of the variable rate loans which do not have swap or cap agreements in place at September 30, 2007.
Interest expense effect (in thousands) of LIBOR increase (decrease)

	-3%	-2%	-1%	1%	2%	3%
Change in consolidated interest expense	$(6,750)	$(4,500)	$(2,250)	$743	$—	$—
Pro-rate share of change in interest expense of debt on non-consolidated entities *	(8,878)	(5,919)	(2,959)	2,959	5,919	8,878

Proforma (increase) decrease in net income	$(15,628)	$(10,419)	$(5,209)	$3,702	$5,919	$8,878

*	This change would be included in equity in earning from non-consolidated entities.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Currently, we have one interest rate cap agreement. In addition our pro-rata share of notes and mortgage loans receivable aggregated $412.0 million as of September 30, 2007, which are based on variable rates partially mitigate our exposure to change in interest rates. Also, our embedded derivative financial instrument is subject to market fluctuations as its value is dependent on numerous factors including the valuation of Lexington’s common stock.
ITEM 4. CONTROLS AND PROCEDURES
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
(b) Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2007, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Dated: November 9, 2007

THE LEXINGTON MASTER LIMITED PARTNERSHIP

By:	Lex-GP-1 Trust, its General Partner

By:	/s/ T. Wilson Eglin
T. Wilson Eglin Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

By: /s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	November 9, 2007

By: /s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	November 9, 2007

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(c)

3.2	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(c)

4.1	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(d)

4.2	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(d)

4.3	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(e)

9.1	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(c)

10.1	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC	(a)

10.2	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC	(a)

10.3	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(h)

10.4	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(b)

10.5	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC	(c)

10.6	Funding Agreement, dated as of December 31, 2006, by and among Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Lepercq Corporate Income Fund III L.P., Net 3 Acquisition L.P., The Lexington Master Limited Partnership and Lexington Realty Trust	(c)

10.7	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership	(c)

10.8	Property Management Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and Winthrop Management L.P.	(c)

10.9	Registration Rights Agreement, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., New 3 Acquisition L.P., Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein	(d)

10.10	Registration Rights Agreement, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., Bear, Stearns & Co. Inc. and Lehman Brothers Inc.	(e)

10.11	Common Share Delivery Agreement, made as of January 29, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust	(d)

10.12	Common Share Delivery Agreement, dated March 9, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust	(e)

10.13	Credit Agreement, dated as of June 1, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section (12.5.(d) therein	(g)

10.14	Limited Partnership Agreement, dated as of August 10, 2007, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2007 (the “08/16/2007 8-K”)) (1)	(g)

10.15	Contribution Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.2 to the 08/16/2007 8-K) (1)	(g)

10.16	Purchase and Sale Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.3 to the 08/16/2007 8-K) (1)	(g)

10.17	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K) (1)	(g)

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Furnished herewith

(a)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(b)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006

(c)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed September 24, 2007

(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007

(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed March 9, 2007

(f)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 22, 2007

(g)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007

(h)	Incorporated by reference to the Partnership’s Current Report on 8K filed September 26, 2007