Form 10-K
period 2007-12-31
Lexington Master Limited Partnership
filed 2008-03-17
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-50268
THE LEXINGTON MASTER LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware	11-3636084
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Penn Plaza, Suite 4015,
New York, New York	10119
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or smaller reporting company. See definition of “accelerated filer” , “large accelerated filer” and “smaller reporting company” in rule 12B-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑     Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     There is no public market for the units of Limited Partnership Interest. Accordingly, information with respect to the aggregate market value of units of Limited Partnership Interest has not been supplied.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Lexington Realty Trust’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2008 Annual Meeting of Beneficial Holders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Introduction
          When we use the terms, the “Partnership,” “we,” “us” and “our,” we mean The Lexington Master Limited Partnership and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     All references to 2007, 2006 and 2005 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2007, December 31, 2006, and December 31, 2005, respectively.
Cautionary Statements Concerning Forward-Looking Statements
          This Annual Report, together with other statements and information publicly disseminated by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, among others, those risks discussed below and under “Risk Factors” in Part I, Item 1A of the Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.
Item 1. Business
Overview
     The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership) is a Delaware limited partnership that owns commercial properties, most of which are net-leased to investment grade corporate tenants, as well as other real estate assets. Effective November 7, 2005, Newkirk Realty Trust, Inc., or Newkirk, a Maryland corporation which elected to qualify as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, became our general partner and acquired 30.1% of our limited partnership interests. Effective December 31, 2006, Newkirk was merged into Lexington Corporate Properties Trust, a Maryland real estate investment trust, which we refer to as the Merger. In connection with the Merger, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust, which we refer to as Lexington, and Lex GP-1 Trust, a Delaware statutory business trust, which we refer to as Lex GP, became our sole general partner and Lex LP-1 Trust, which we refer to as Lex LP, acquired 31.0% of our limited partnership interests. Lex GP and Lex LP are wholly-owned subsidiaries of Lexington.
     Our capital structure consists of units of limited partnership interest, which we refer to as units. The issuances of the units were not registered under the Securities Act of 1933, which we refer to as the Securities Act, in reliance on an exemption from registration under the Securities Act. There is no public market for the units, and there are restrictions on the transfer of units. During 2007, we issued an additional 16,892,974 units to Lexington in exchange for real estate assets and investments in co-investment programs contributed to us. Pursuant to our second amended and restated agreement of limited partnership, which we refer to as the Partnership Agreement, the units issued and outstanding are currently redeemable subject to certain conditions and limitations for cash, or at Lex GP’s election, common shares of beneficial interest in Lexington. As of December 31, 2007, there were 68,426,429 units outstanding, including 34,184,356 units held by Lexington.
Our History
     We were formed in October 2001 and commenced operations on January 1, 2002 following the completion of a transaction, which we refer to as the Exchange, involving the merger into our wholly-owned subsidiaries of 90 limited partnerships, each of which owned commercial properties, and the acquisition by us of various assets, including those related to the management or capital structure of those partnerships. In connection with the exchange, limited partners of the merged partnerships and equity owners of the entities that contributed other assets in the exchange received units in consideration of the merger and contributions. From January 1, 2002 to November 7, 2005, our general partner was MLP GP LLC, an entity effectively controlled by affiliates of Apollo Real Estate Fund III, L.P. which we refer to as Apollo, Winthrop Realty Partners L.P., which we refer to as WRP (formerly known as Winthrop Financial Associates), executive officers of WRP, which we refer to as WEM, and affiliates of Vornado Realty Trust, which we refer to as Vornado.
     Effective November 7, 2005, (1) Newkirk became our general partner and, in connection with its initial public offering, which we refer to as the Newkirk IPO, acquired 13.5 million units in exchange for a contribution to us of (2) $235.8 million and (3) certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael L. Ashner, the Chairman and Chief Executive Officer of Newkirk; and (4) NKT Advisors LLC, which we refer to as NKT Advisors, was retained as our external advisor pursuant to an Advisory Agreement among Newkirk, the Operating Partnership and NKT Advisors, which we refer to as the Advisory Agreement. Newkirk acquired an additional 1.9 million units from Apollo and 100,000 units from WEM. Upon completion of the Newkirk IPO and related transactions, Newkirk held a total of 15.5 million units, representing 30.1% of the then total outstanding units.
     Pursuant to the Advisory Agreement, NKT Advisors was required to administer our affairs (as well as those of Newkirk) including seeking, servicing and managing our investments. For providing these and the other services contemplated by the Advisory Agreement, NKT Advisors received a base management fee and incentive compensation. The executive officers of NKT Advisors were also the executive officers of Newkirk. As indicated above, on December 31, 2006, the Merger was consummated. In connection with the Merger, the Advisory Agreement was terminated, and effective January 1, 2007, our affairs are administered by Lex GP. Simultaneous with the consummation of the Merger, Lexington contributed (1) its general partner interest in us, which was previously held by Newkirk, to Lex GP and (2) all of the units previously held by Newkirk to Lex LP. At December 31, 2007, Lex LP held approximately 50.0% of our outstanding units.
Our Objectives and Strategies
     From November 2005 to December 31, 2006, we served as the operating partnership for Newkirk in connection with its umbrella partnership real estate investment trust, or “UPREIT”, structure. Effective December 31, 2006, we serve as an operating partnership for Lexington in connection with its UPREIT structure. Our investments are primarily limited to “net lease assets” although, as leases expire with respect to net-lease assets we may hold non-net lease assets. Further, subject to the approval of Lexington’s board of trustees and certain contractual restrictions, we may hold interests in non-net lease assets.
In June 2007, Lexington announced a strategic restructuring plan. The plan, when and if completed, will restructure Lexington into a company consisting primarily of:
•	a wholly-owned portfolio of core office assets;

•	a wholly-owned portfolio of core warehouse/distribution assets;

•	a continuing 50% interest in a co-investment program that invests in senior and subordinated debt interests secured by both net leased and multi-tenanted real estate collateral;

•	a minority interest in a co-investment program that invests in specialty single tenant real estate assets; and

•	equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures or co-investment programs.
In connection with Lexington’s strategic restructuring plan, we:
•	acquired substantially all of the outstanding interests in Lexington Acquiport Company, LLC, one of Lexington’s co-investment programs, which resulted in us becoming the sole owner of the co-investment program’s ten primarily single-tenant net leased properties;

•	acquired substantially all of the remaining interests in Lexington/Lion Venture L.P., one of Lexington’s co-investment programs, and thus acquired six primarily single-tenant net leased properties owned by the co-investment program;

•	formed a co-investment program, Net Lease Strategic Assets Fund L.P., which we refer to as NLS, with a subsidiary of Inland American Real Estate Trust, Inc., which acquired 12 assets previously owned by us and 18 properties formerly owned by Lexington and which is under contract to acquire an additional two properties from us and 11 properties from Lexington and may invest in additional “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets; and

•	sold non-core properties.

     We and Lexington can provide no assurances that we will dispose of any remaining assets under Lexington’s disposition program or complete the sale/contribution of the remaining 13 assets currently under contract for sale/contribution or acquire any additional assets through NLS.
     As part of our ongoing business efforts, we expect to continue to (1) effect strategic transactions and portfolio and individual property acquisitions and dispositions; (2) explore new business lines and operating platforms; (3) expand existing properties; (4) execute new leases with tenants; (5) extend lease maturities in advance of expiration; and (6) refinance outstanding indebtedness when advisable. Additionally, we may continue to enter into joint ventures with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.
Acquisition Strategies
     We seek to enhance our net lease property portfolio through acquisitions of “core” assets which we believe are general purpose, efficient, well-located properties in growing markets. Prior to effecting any acquisitions, we analyze the (1) property’s design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (3) present and anticipated conditions in the local real estate market; and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. We also evaluate each potential tenant’s financial strength, growth prospects, competitive position within its respective industry and a property’s strategic location and function within a tenant’s operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.
     Strategic Transactions with Other Real Estate Investment Companies. We seek to capitalize on the unique investment experience of our executive management team as well as its network of relationships in the industry to achieve appropriate risk-adjusted yields through strategic transactions. Our strategic initiatives involve the acquisitions of assets across the full spectrum of single-tenant investing through participation at various levels of the capital structure. Accordingly, we endeavor to pursue the acquisition of portfolios of assets, equity interests in other single-tenant companies including through mergers and acquisitions activity, and participation in strategic partnerships and joint ventures.
     Acquisitions of Portfolio and Individual Net Lease Properties. We seek to acquire portfolio and individual properties from: (1) creditworthy corporations and other entities in sale/leaseback transactions for properties that are integral to the sellers’/tenants’ ongoing operations; (2) developers of newly-constructed properties built to suit the needs of a corporate tenant generally after construction has been completed to avoid the risks associated with the construction phase of a project; (3) other real estate investment companies through strategic transactions; and (4) sellers of properties subject to an existing lease. We believe that our geographical diversification, acquisition experience and access to capital will allow us to compete effectively for the acquisition of such net leased properties.
     Debt Investments. Primarily through our 50.0% owned co-investment program Concord Debt Holdings LLC, which we refer to as Concord, we seek to acquire senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral. Our co-investment program partner and holder of the other 50.0% interest is a subsidiary of Winthrop Realty Trust, which we refer to as Winthrop, a REIT listed on the NYSE. Lexington’s Executive Chairman and Director of Strategic Acquisitions, Michael L. Ashner, is the Chairman and Chief Executive Officer of Winthrop.
Our Assets
General
     As of December 31, 2007, our primary assets consisted of interests in approximately 150 consolidated properties containing an aggregate of approximately 22.2 million square feet of space located in 34 states. See “Item 2. Properties” below for additional information with respect to our properties.
     Below is a listing of tenants which accounted for 10% or more of 2007 rental revenues (including discontinued operations) from our consolidated properties as of December 31, 2007:

			2007 Rental
	Number of	Square Footage	Revenues	Percentage of 2007
Tenant(1)	Properties	(in thousands)	(in thousands)	Rental Revenue
Raytheon Company(2)	6	2,298	$32,891	15.56%
St. Paul Fire and Marine Insurance Co.(3)	1	530	$25,532	12.08%

As of December 31, 2007, no lessee leased property from us representing more than 10% of our total assets.

(1)	The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.

(2)	Three of these properties were sold on March 13, 2008 representing 1,328 square feet and $12,518 of our 2007 rental revenues.

(3)	The tenant has publicly announced that they will vacate the building at the end of the current lease term in 2009.
     In addition to our properties, we also own:
•	interests in first and second mortgage loans and unsecured debt;

•	a 50.0% ownership interest in Concord, an entity formed to acquire and originate loans secured directly or indirectly by real property;

•	equity interests in various entities (including REITs) that own net leased assets; and

•	majority ownership of a management company that provides asset management services to our subsidiaries.
Loan Receivables
T-Two Loans
     We hold first and second non-recourse mortgages with an outstanding balance of $16.5 million at December 31, 2007, the obligors for which are affiliated entities. We have valued these notes at zero for financial reporting purposes. These mortgages are secured solely by the applicable obligor’s property and have interest rates ranging from 9.0% to 13.0% and mature on dates from 2014 to 2022.
El Segundo Mortgage Loan
     We also own a second mortgage loan on a property in El Segundo, California in which we hold a 53.0% interest. The mortgage loan was acquired for $6.25 million which represented its principal balance and accrued interest. The mortgage loan bears interest at 8.0% per annum and matures in December 2023. This note eliminates in consolidation for financial reporting purposes and was repaid in 2008.
     Lexington Loan
     We advanced $26.6 million, net to Lexington during 2007. The advances are payable on demand and bear interest at the rate charged by our KeyBank secured term loan. We have advanced Lexington an additional $47.5 million subsequent to December 31, 2007.
Investment in Debt Securities
     We also own the three most junior classes of interests in a securitized pool of first mortgages which previously included first mortgage loans encumbering a number of our properties and other properties owned by a partnership controlled by our former affiliate. In connection with the KeyBank loan obtained in 2005, the risk of loss on account of these classes of interest has effectively been eliminated as we were required to “defease” the securitized pool of first mortgages. By defeasing the pool of mortgages, we acquired United States government securities with maturities sufficient to make the required payments on the various mortgage loans constituting the pool. As a result, the securitized pool is collateralized by the United States government securities, two of our properties and one other property owned by a partnership controlled by our former affiliate. In general, the classes of interests in the pool represent priorities of payments. When a payment is made by us on one of these loans, the first amounts are used to make the required payments to the holders of senior interests.
     The interests we hold are summarized as follows (in thousands):

	Class E	Class F	Class G
	Certificate	Certificate	Certificate
Contractual Principal Amount at December 31, 2007	$4,824	$3,859	$5,794
Interest Rate	8.25%	8.25%	8.25%

     Concord Debt Holdings LLC (“Concord”). On March 31, 2006 we entered into a co-investment program with WRT Realty L.P., the operating partnership for Winthrop, to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Lexington’s Executive Chairman and Director of Strategic Acquisitions is the Chairman and Chief Executive Officer of Winthrop, our 50.0% co-investment partner. Concord creates and manages portfolios of loan assets and debt securities. As of December 31, 2007 and 2006, we had $155.8 million and $93.1 million, respectively, as our investment in Concord. Our remaining capital commitment to Concord was $5.1 million as of December 31, 2007. We fulfilled this commitment on March 10, 2008. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off Balance Sheet Arrangements” for a complete description of Concord’s business, assets and liabilities.
     Net Lease Strategic Assets Fund L.P. (“NLS”). In August 2007, we entered into a limited partnership agreement with Inland American (Net Lease) Sub, LLC, which we refer to as Inland, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc. NLS was formed to invest in specialty single-tenant net leased assets in the United States. In connection with the formation, we and Lexington agreed to contribute/sell 53 single tenant net leased assets to NLS, which was later reduced to 43 assets, 30 of which were contributed/sold in December 2007 and 13 of which remain under contract.
     In December 2007, Lexington contributed eight properties to us in exchange for 5,078,080 limited partnership units and the assumption of approximately $77.3 million of non-recourse mortgage debt. We then contributed these eight real estate assets as well as four other real estate assets to NLS. Lexington also sold 18 real estate assets (including a 40.0% interest in one) to NLS. The properties had an agreed upon value of $408.5 million and are subject to $186.3 million of non-recourse mortgage debt that have stated rates ranging from 5.2% to 8.5% with a weighted average rate of 5.9% and maturity dates ranging from 2009 to 2025.
     The acquisitions of these real estate assets by NLS was financed by (1) assuming related mortgage debt; (2) a common equity contribution by Inland and us of $121.9 million and $21.5 million, respectively; and (3) a preferred equity contribution of $87.6 million by us. Our equity contributions were made primarily through the contribution of 12 real estate assets.
     Our common and preferred equity positions are subordinated to Inland’s common equity position with respect to operating cash flows and in certain other situations.
     In addition to the initial capital contributions, we and Inland may invest an additional $22.5 million and $127.5 million, respectively, in NLS to acquire additional specialty single-tenant net leased assets. A Lexington affiliate, Lexington Realty Advisors Inc., which we refer to as LRA, has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital; (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability under the applicable lease); and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.
     In addition, NLS is under contract to acquire two additional properties from us and 11 properties from Lexington. The acquisition of each of the 13 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions. Accordingly, neither we, Lexington nor NLS can provide any assurance that the acquisition of these 13 assets by NLS will be completed. In the event that NLS does not acquire 11 of the assets by March 31, 2008 and the remaining two by June 30, 2008, NLS will no longer have the right to acquire such assets.
     Lex-Win Acquisition LLC (“Lex-Win”) In May 2007, an entity in which we hold a 28.0% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc., which we refer to as Wells, at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex-Win received tenders based on the letters of transmittal it received for approximately 4,800,000 shares representing approximately 1.0% of the outstanding shares in Wells. After submission of the letters to Wells, the actual number of shares acquired in Wells was approximately 3,900,000 shares. During the third quarter of 2007, we funded $12.5 million relating to this tender offer. In the fourth quarter of 2007, we received a return of $1.9 million in cash relating to the reduction in shares tendered of approximately 900,000. WRT Realty, L.P., a subsidiary of Winthrop also holds a 28.0% interest in Lex-Win. Lexington’s Executive Chairman and Director of Strategic Acquisitions is the Chairman and Chief Executive Officer of Winthrop.
     The Management Company
     We own a 50.01% interest in Newkirk Capital LLC. Newkirk Capital LLC’s wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management services to some of our property owning subsidiaries and prior to 2007 provided asset management services to other properties as well. In 2007 and 2006, approximately $3.7 million and $5.2 million, respectively, of asset management fees were paid, or accrued for payment, to Newkirk Asset Management LLC. For financial statement purposes, management fees of approximately $3.7 million and $5.0 million in 2007 and 2006, respectively, were eliminated in consolidation as such fees were paid by entities in which we own all or a portion of the equity interests.
     The 49.99% minority interest in Newkirk Capital LLC is owned by Administrator LLC, an unaffiliated third party. Administrator LLC is entitled to receive 100% of the distributions paid by Newkirk Capital LLC until Administrator LLC receives $2.7 million annually and thereafter the balance of the distributions are paid to us. Income is allocated to Administrator LLC based on the distributions it receives. The allocation of income and payments to Administrator LLC are treated as minority interest expense and distributions to minority interest partners, respectively, in the financial statements. Administrator LLC acquired its minority interest in 1997 in connection with the sale by the principals of Administrator LLC of various assets that were eventually acquired by us in the Exchange.
Internal Growth; Effectively Managing Assets
     Tenant Relations and Lease Compliance. We maintain close contact with our tenants in order to understand their future real estate needs. We monitor the financial, property maintenance and other lease obligations of our tenants through a variety of means, including periodic reviews of financial statements and physical inspections of the properties. We perform annual inspections of those properties where we have an ongoing obligation with respect to the maintenance of the property. Biannual physical inspections are generally undertaken for all other properties.
     Extending Lease Maturities. We seek to extend our leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. During 2007, we entered into 80 lease extensions and new leases.
     Revenue Enhancing Property Expansions. We undertake expansions of our properties based on tenant requirements or marketing opportunities. We believe that selective property expansions can provide us with attractive rates of return and actively seek such opportunities.
     Property Sales. Subject to regulatory requirements, we sell properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property. During 2007, we sold 34 properties and an interest in a limited partnership and 12 properties were contributed to NLS.
Access to Capital and Refinancing Existing Indebtedness
     We obtained a $225.0 million secured term loan from KeyBank N.A. in June 2007. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants which we were in compliance with as of December 31, 2007. The proceeds of the secured term loan were used to purchase the interests in two of Lexington’s co-investment programs. As of December 31, 2007, $213.6 million was outstanding under this secured term loan.
     During 2007, we obtained $229.6 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 6.1%. The proceeds of the financings were used to partially fund acquisitions.
     During 2007, we issued $450.0 million in 5.45% guaranteed exchangeable notes due in 2027, which we refer to as the Exchangeable Notes. The Exchangeable Notes can be put by the holder every five years commencing 2012 and upon certain events. The Exchangeable Notes are currently exchangeable at certain times by the holders into Lexington common shares at a price of $21.99 per share; however, the principal balance must be satisfied in cash The net proceeds of the issuance were used to repay indebtedness under our former secured loan with KeyBank N.A., which bore interest at our election at a rate equal to either (1) LIBOR plus 175 basis points or (2) the prime rate.
Advisory Contracts
     We entered into an agreement with a third party in which we will pay the third party for properties acquired in which the third party serves as the identifying party (1) 1.5% of the gross purchase price and (2) 25% of the net proceeds and net cash flow (as defined) after we receive all our invested capital plus a 12.0% internal rate of return. As of December 31, 2007, only one property has been acquired subject to these terms.
Employees
     At December 31, 2007, we had no employees.
     Lexington, through our general partner, administers our affairs, including servicing and managing our investments subject to the approval of Lexington’s Board of Trustees, or, to the extent permitted, its officers. At December 31, 2007, Lexington had 65 full-time employees.

Competition
     Through Lexington’s predecessor entities we have been in the net lease business for over 30 years. Over this period, we have established a broad network of contacts, including major corporate tenants, developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include REITs, pension funds, private companies and individuals.
Environmental Regulations
     Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally our tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, we may be required to satisfy such obligations. In addition, as the owner of such properties, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
     From time to time, in connection with the conduct of our business and generally upon acquisition of a property, we authorize the preparation of Phase I and, when necessary, Phase II environmental reports with respect to our properties. Based upon such environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and/or results of operations.
Segment Data
     We operate in primarily one business segment — real estate assets.
Additional Information About Us
     Lexington makes the following materials available free of charge through its website at www.lxp.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”):
•	Lexington’s and our annual reports on Form 10-K and all amendments thereto;

•	Lexington’s and our quarterly reports on Form 10-Q and all amendments thereto;

•	Lexington’s and our current reports on Form 8-K and all amendments thereto; and

•	various other filings that we or Lexington make with the SEC.
     We will provide a copy of the foregoing materials without charge to anyone who makes a written request to our Investor Relations Department, One Penn Plaza, Suite 4015, New York, New York 10119.
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
We rely on revenues derived from major tenants.
     Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our rental revenues. As of December 31, 2007, our two largest tenants/guarantors, which occupied seven properties, represented approximately 27.6% of our rental revenue for the year ended December 31, 2007, including rental revenue recognized from properties sold through the respective date of sale or held for sale at December 31, 2007. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to our properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with the re-leasing.
We could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
     We have incurred, and expect to continue to incur, indebtedness in furtherance of our activities. Our partnership agreement does not limit either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
Market interest rates could have an adverse effect on our borrowing costs and net income.
     We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. As of December 31, 2007, we had outstanding $213.6 million in variable-rate indebtedness. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and net income. In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates. We currently have an agreement with a third party for a notional amount of $290.0 million which caps our interest rate at 6.0%.
Recent disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
     The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy generally.
We face risks associated with refinancing.
     Some of our properties are subject to mortgage notes with balloon payments due at maturity. As of December 31, 2007, the scheduled balloon payments, including amounts due under the KeyBank secured term loan and our Exchangeable Notes, for our consolidated properties for the next five calendar years are as follows:

Year	Balloon Payments
2008	$ 0.7 million;
2009	$237.4 million;
2010	$ 61.6 million;
2011	$ 46.7 million;
2012	$518.9 million
     Our ability to make the scheduled balloon payments will depend upon our cash balances and our ability either to refinance the related mortgage debt or sell the related property.
     Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, the lease terms of the mortgage properties, our equity in the mortgage properties, our financial condition, the operating history of the mortgaged properties and tax laws. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related property at a price that generates sufficient proceeds to pay the scheduled balloon payments, we would lose our entire investment in the related property.
We face uncertainties relating to lease renewals and re-letting of space.
     Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our unitholders will be adversely affected due to the resulting reduction in rent receipts and increase in our property operating costs. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. The current terms of many of our leases for our properties will expire over the next two years and the renewal rates are substantially lower than the current rates.
Certain of our properties are cross-collateralized.
     As of December 31, 2007, the mortgages on a set of four properties and a set of three properties are cross-collateralized. In addition, our $213.6 million loan with KeyBank N.A. is secured by pledges of equity interests in property owners that collectively own a borrowing base of 33 of our properties and eight Lexington properties. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.
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
     Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition or results of operations.
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
     There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Due to our focus on net lease properties located throughout the United States, and because most competitors are locally and/or regionally focused, we do not encounter the same competitors in each market. Our competitors include REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to purchase.
Our failure to maintain effective internal controls could have a material adverse effect on our business and operating results.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have

================================================================================

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
     We may have limited control over our co-investment programs and joint venture investments.
     Our co-investment programs and joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our instructions, requests, policies or objectives. Other risks of co-investment and joint venture investments include impasse on decisions, such as a sale, because neither we nor a partner have full control over the co-investment program or the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in co-investment programs and joint ventures.
     One of the co-investment programs, Concord, is owned equally by us and a subsidiary of Winthrop. This co-investment program is managed by an investment committee which consists of seven members, three members appointed by each of us and Winthrop (with one appointee from each of us and Winthrop qualifying as “independent”) and the seventh member appointed by FUR Holdings LLC, the administrative manager of Concord and the primary owner of our former external advisor and the current external advisor of Winthrop. Each investment in excess of $20.0 million to be made by this co-investment program, as well as additional material matters, requires the consent of three members of the investment committee appointed by us and Winthrop. Accordingly, Concord may not take certain actions or invest in certain assets even if we believe it to be in our best interest. Michael L. Ashner, Lexington’s Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of Winthrop, the managing member of FUR Holdings LLC and seventh member of Concord’s investment committee.
     Another co-investment program, NLS, is managed by an Executive Committee comprised of three persons appointed by us and two persons appointed by our partner. With few exceptions, the vote of four members of the Executive Committee is required to conduct business. Accordingly, we do not control the business decisions of this co-investment program.
     Investments by our co-investment programs may conflict with our ability to make attractive investments.
     Under the terms of the limited partnership agreement governing NLS, we are required to first offer to NLS all opportunities to acquire real estate assets which, among other criteria, are specialty in nature and net leased. Only if NLS elects not to approve the acquisition opportunity or the applicable exclusivity conditions have expired, may we pursue the opportunity directly. As a result, we may not be able to make attractive acquisitions directly and may only receive an interest in such acquisitions through our interest in NLS.
     Certain of Lexington’s trustees and officers may face conflicts of interest with respect to sales and refinancings.
     Michael L. Ashner, Lexington’s Executive Chairman and Director of Strategic Acquisitions, owns units, and Clifford Broser, a member of Lexington’s board of trustees, is a Senior Vice President of Vornado, a significant unitholder, and as a result, they or their organization may face different and more adverse tax consequences than other limited partners will if we sell certain properties or reduce mortgage indebtedness on certain properties. Mr. Ashner or Mr. Broser may, therefore, have different objectives than our other limited partners regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. Accordingly, there may be instances in which we may not sell a property or pay down the debt on a property even though doing so would be advantageous to our other limited partners. In the event of an appearance of a conflict of interest, the conflicted trustee or officer must recuse himself or herself from any decision making or seek a waiver of Lexington’s Code of Business Conduct and Ethics.
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
     Lexington may not be able to successfully implement and complete the strategic restructuring plan.
     We can provide no assurance that Lexington will be able to implement and complete the strategic restructuring plan as disclosed in Lexington’s Current Report on Form 8-K filed with the SEC on June 7, 2007. As a result, we may not realize any of the anticipated benefits of the strategic restructuring plan. We may also incur significant expenses and experience operational interruptions while implementing the strategic restructuring plan.
     Our inability to carry out our growth strategy could adversely affect our financial condition and results of operations.
     Our growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the acquisition of a newly constructed property. We typically provide a developer with a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant. Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected.
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
     Some of our acquisitions and developments may be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that will result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed or cash available for distribution may be adversely affected.
     Concentration of ownership by certain investors.
     As of December 31, 2007, Michael L. Ashner, Lexington’s Executive Chairman and Director of Strategic Acquisitions, Vornado and Apollo, collectively own 27.7 million of our outstanding voting units.
We are dependent upon Lexington and its personnel and the terms of Mr. Ashner’s employment agreement with Lexington affects our ability to make certain investments.
     We are dependent upon Lexington and its personnel whose continued service is not guaranteed. We will be dependent on Lexington and its executive officers for strategic business direction and real estate experience.
     Lexington is party to an employment agreement with Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s current Executive Chairman and Director of Strategic Acquisitions. Pursuant to Mr. Ashner’s employment agreement, Mr. Ashner may voluntarily terminate his employment with Lexington and become entitled to receive a substantial severance payment if we acquire or make an investment in a non-net lease business opportunity during the term of Mr. Ashner’s employment. This provision in Mr. Ashner’s agreement may cause us not to avail ourselves of those other business opportunities due to the potential consequences of acquiring such non-net lease business opportunities.
     Our inability to retain the services of Lexington and its personnel or our loss of any of their services could adversely impact our operations. We do not have key man life insurance coverage on Lexington’s executive officers.
     Distribution requirements imposed by law limit our flexibility.
     To maintain Lexington’s status as a REIT for federal income tax purposes, we are generally expected to distribute to our unitholders at least 90% of our taxable income for that calendar year. To the extent that Lexington satisfies the distribution requirement, but distributes less than 100% of our taxable income, Lexington will be subject to federal corporate income tax on our undistributed income. In addition, Lexington will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our unitholders to comply with the distribution requirements of Lexington. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with Lexington qualifying as a REIT.
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
     Severance payments under employment agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of Lexington’s executives upon a change of control. Lexington has entered into employment agreements with five of its executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50.0% of the total combined voting power of Lexington’s outstanding securities, the sale of all or substantially all of Lexington’s assets, dissolution, the acquisition, except from us, of 20.0% or more of Lexington’s voting shares or a change in the majority of Lexington’s board of trustees), those executive officers would be entitled to severance benefits based on their current annual base salaries and recent annual bonuses, as defined in the employment agreements. The provisions of these agreements could deter a change of control of Lexington. Accordingly, these payments may discourage a third party from acquiring us.
     Limitation due to Lexington’s ability to issue preferred shares. Lexington’s declaration of trust authorizes the board of trustees to issue preferred shares, without shareholder approval. The board of trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of Lexington, even if a change in control were in shareholders’ best interests. As of the date of this Annual Report, Lexington had outstanding 3,160,000 Series B Preferred Shares that it issued in June 2003, 3,100,000 Series C Preferred Shares that it issued in December 2004 and January 2005; 6,200,000 Series D Preferred Shares that it issued in February 2007 and one share of special voting preferred stock issued in December 2006 in connection with the Merger. These shares include provisions that may deter a change of control. The establishment and issuance of shares of Lexington’s existing series of preferred shares or a future series of preferred shares could make a change of control of Lexington more difficult.
     Limitation imposed by the Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, 10.0% or more of the voting power of Lexington’s then-outstanding voting shares, but a person is not an interested shareholder if the board of trustees approved in advance the transaction by which he otherwise would have been an interested shareholder.
     Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire Lexington and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders’ best interests. In connection with Lexington’s merger with Newkirk, Vornado and Apollo were granted a limited exemption from the definition of “interested shareholder.”
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
Risks Specific to Our Investment in Concord
     In addition to the risks described above, our investment in Concord is subject to the following additional risks:

Concord invests in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. Concord may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.
     Concord invests in a variety of subordinate loan securities, and sometimes holds a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower since the underlying loans are generally non-recourse in nature. In the event of default and the exhaustion of any equity support, reserve funds, letters of credit and any classes of securities junior to those in which Concord invests, Concord will not be able to recover all of its investment in the securities purchased.
     Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the liens on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such “first loss” securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the “ first loss” securities may also be reduced by payment of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, Concord may not recover its investment.
     Concord’s warehouse facilities and its CDO financing agreements may limit its ability to make investments.
     In order for Concord to borrow money to make investments under its repurchase facilities, its repurchase counterparty has the right to review the potential investment for which Concord is seeking financing. Concord may be unable to obtain the consent of its repurchase counterparty to make certain investments. Concord may be unable to obtain alternate financing for that investment. Concord’s repurchase counterparty consent rights with respect to its warehouse facility may limit Concord’s ability to execute its business strategy.
     The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.
     If the market value of the loan assets and loan securities pledged or sold by Concord to a repurchase counterparty decline in value, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required by the repurchase counterparty to provide additional collateral or pay down a portion of the funds advanced. Concord may not have the funds available to pay down its debt, which could result in defaults. Posting additional collateral to support its repurchase facilities will reduce Concord’s liquidity and limit its ability to leverage its assets. Because Concord’s obligations under its repurchase facilities are recourse to Concord, if Concord does not have sufficient liquidity to meet such requirements, it would likely result in a rapid deterioration of Concord’s financial condition and solvency.
Concord’s future investment grade CDOs, if any, will be collateralized with loan assets and debt securities that are similar to those collateralizing its existing investment grade CDO, and any adverse market trends are likely to adversely affect the issuance of future CDOs as well as Concord’s CDOs in general.
     Concord’s existing investment grade CDO is collateralized by fixed and floating rate loan assets and debt securities, and we expect that future issuances, if any, will be backed by similar loan assets and debt securities. Any adverse market trends that affect the value of these types of loan assets and debt securities will adversely affect the value of Concord’s interests in the CDOs and, accordingly, our interest in Concord. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of loan assets and debt securities, or changes in federal income tax laws that could affect the performance of debt issued by REITs.
Credit ratings assigned to Concord’s investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to Concord’s investments will not be downgraded.
     Some of Concord’s investments are rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of Concord’s investments the market value of those investments could significantly decline, which may have an adverse affect on Concord’s financial condition.

The use of CDO financings with coverage tests may have a negative impact on Concord’s operating results and cash flows.
     Concord’s current CDO contains, and it is likely that future CDOs, if any, will contain coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not met, distributions otherwise payable to Concord may be re-directed to pay principal on the bond classes senior to Concord’s. Therefore, Concord’s failure to satisfy the coverage tests could adversely affect Concord’s operating results and cash flows.
     Certain coverage tests which may be applicable to Concord’s interest in its CDOs (based on delinquency levels or other criteria) may also restrict Concord’s ability to receive net income from assets pledged to secure the CDOs. If Concord’s assets fail to perform as anticipated, Concord’s over-collateralization or other credit enhancement expenses associated with its CDO will increase. There can be no assurance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, as to what will be the actual terms of the delinquency tests, over-collateralization, cash flow release mechanisms or other significant factors regarding the calculation of net income to Concord. Failure to obtain favorable terms with regard to these matters may materially reduce net income to Concord.
     If credit spreads widen, the value of Concord’s assets may suffer.
     The value of Concord’s loan securities is dependent upon the yield demand on these loan securities by the market based on the underlying credit. A large supply of these loan securities combined with reduced demand will generally cause the market to require a higher yield on these loan securities, resulting in a higher, or “wider’, spread over the benchmark rate of such loan securities. Under such conditions, the value of loan securities in Concord’s portfolio would tend to decline. Such changes in the market value of Concord’s portfolio may adversely affect its net equity through their impact on unrealized gains or losses on available-for-sale loan securities, and therefore Concord’s cash flow, since Concord would be unable to realize gains through sale of such loan securities. Also, they could adversely affect Concord’s ability to borrow and access capital.
     The value of Concord’s investments in mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans is also subject to changes in credit spreads. The majority of the loans Concord invests in are floating rate loans whose value is based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of Concord’s portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to Concord’s loan portfolio would affect Concord in the same way as similar losses on Concord’s loan securities portfolio as described above.
     Concord prices its assets based on its assumptions about future credit spreads for financing of those assets. Concord has obtained, and may obtain in the future, longer term financing for its assets using structured financing techniques such as CDOs. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on structured finance vehicles over the benchmark widens and the rates Concord charges on its securitized assets are not increased accordingly, this may reduce Concord’s income or cause losses.
     Prepayments can increase, adversely affecting yields on Concord’s investments.
     The value of Concord’s assets may be affected by an increase in the rate of prepayments on the loans underlying its loan assets and loan securities. The rate of prepayment on loans is influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond Concord’s control and consequently such prepayment rates cannot be predicted with certainty. In periods of declining real estate loan interest rates, prepayments of real estate loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the loans that were prepaid. Under certain interest rate and prepayment scenarios Concord may fail to recoup fully its cost of acquisition of certain investment.
Concord may not be able to issue CDO securities, which may require Concord to seek more costly financing for its real estate loan assets or to liquidate assets.
     Concord has and may continue to seek to finance its loan assets on a long-term basis through the issuance of CDOs. Prior to any new investment grade CDO issuance, there is a period during which real estate loan assets are identified and acquired for inclusion in a CDO, known as the repurchase facility accumulation period. During this period, Concord authorizes the acquisition of loan assets and debt securities under one or more repurchase facilities from repurchase counterparties. The repurchase counterparties then purchase the loan assets and debt securities and hold them for later repurchase by Concord. Concord contributes cash and other collateral to be held in escrow by the repurchase counterparty to back Concord’s commitment to purchase equity in the CDO, and to cover its share of losses should loan assets or debt securities need to be liquidated. As a result, Concord is subject to the risk that it will not be able to acquire, during the period that its warehouse facilities are available, a sufficient amount of loan assets and debt securities to support the execution of an investment grade CDO issuance. In addition, conditions in the capital markets may make it difficult, if not impossible, for Concord to pursue a CDO when it does have a sufficient pool of collateral. If Concord is unable to issue a CDO to finance these assets or if doing so is not economical, Concord may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing its purchase commitment.
     The recent capital market crisis has made financings through CDOs difficult.
     The recent events in the subprime mortgage market have impacted Concord’s ability to consummate a second CDO. Although Concord holds only one bond of $11.5 million which has minimal exposure to subprime residential mortgages, conditions in the financial capital markets have made issuances of CDOs at this time less attractive to investors. As of December 31, 2007, Concord has recorded an other-than-temporary impairment charge relating to this asset of $4.9 million. If Concord is unable to issue future CDOs to finance its assets, Concord will be required to hold its loan assets under its existing warehouse facilities longer than originally anticipated or seek other forms of potentially less attractive financing. The inability to issue future CDOs at accretive rates will have a negative impact on Concord’s cash flow and anticipated return.
     The lack of a CDO market may require us to make a larger equity investment in Concord.
     Currently we have invested $162.5 million in Concord. In view of the difficulties in the CDO market, we may continue to invest additional amounts in Concord only upon approval of Lexington’s Board of Trustees.
Concord may not be able to access financing sources on favorable terms, or at all, which could adversely affect its ability to execute its business plan and its ability to make distributions.
     Concord finances its assets through a variety of means, including repurchase agreements, credit facilities, CDOs and other structured financings. Concord may also seek to finance its investments through the issuance of common or preferred equity interests. Concord’s ability to execute this strategy depends on various conditions in the capital markets, which are beyond its control. If these markets are not an efficient source of long-term financing for Concord’s assets, Concord will have to find alternative forms of long-term financing for its assets. This could subject Concord to more expensive debt and financing arrangements which would require a larger portion of its cash flows, thereby reducing cash available for distribution to its members and funds available for operations as well as for future business opportunities.
     Concord may make investments in assets with lower credit quality, which will increase our risk of losses.
     Concord may invest in unrated loan securities or participate in unrated or distressed mortgage loans. The anticipation of an economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of obligors of mortgages, including mortgages underlying mortgage-backed securities, to make principal and interest payments may be impaired. If this were to occur, existing credit support in the warehouse structure may be insufficient to protect Concord against loss of its principal on these investments and securities.

Item 1B. Unresolved Staff Comments
     There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.
Item 2. Properties
     As of December 31, 2007, our primary assets consisted of interests in approximately 150 consolidated properties comprising approximately 22.2 million square feet in 34 states.
     Many of our properties are net-leased to investment grade corporate tenants. Our properties are mostly net leased to various tenants. The leases are similar in many respects and generally (1) provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; (2) obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; (3) require the tenant to maintain insurance against casualty and liability losses; (4) permit the tenant to sublet the property; and (5) afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that continued use and occupancy of the property would be uneconomic or unsuitable. Many of the leases grant the tenant an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a purchase price equal to the fair market value of such property. We maintain insurance on properties that are not leased and the general partner believes that our properties are adequately covered by insurance.
     The following table sets forth certain information on our consolidated properties as of December 31, 2007 including discontinued operations. Except as otherwise indicated in the table, we own 100% of the improvements and land constituting the property.

The Lexington Master Limited Partnership
Property Charts

		Approximate
		Leaseable		Current
		Building		Term Lease	Precent
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*	Leased
OFFICE:
AR	Little Rock	36,311	Entergy Arkansas, Inc.	10/31/2010	100%
CA	El Segundo(3)(12)	184,636	Raytheon Company	12/31/2018	100%
CA	El Segundo(3)(12)	184,636	Raytheon Company/Direct TV, Inc.	12/31/2013	100%
CA	El Segundo(3)(12)	959,000	Raytheon Company	12/31/2018	100%
CA	Irvine(4)	136,180	Assoc. First Capital Corp.	9/8/2008	100%
CA	Long Beach(1)(2)	490,054	Raytheon Company	12/31/2008	100%
CA	Brea	637,503	Bank of America NT &SA	6/30/2012	100%
CA	Pleasanton(1)(9)	40,914	NK Leasehold(10)	11/30/2009	100%
CA	San Francisco (9)	169,846	Multi-tenant	Various	92%
CA	Walnut Creek(1)	54,528	Vacant	None	0%
CO	Colorado Springs	61,690	Federal Express Corporation	4/30/2009	100%
CO	Colorado Springs	166,575	Honeywell International Inc.	11/30/2013	100%
CT	Clinton(1)(5)	41,188	Unilever Supply Chain Inc.	12/19/2008	100%
			(Unilever United States, Inc.)
FL	Orlando	355,840	Harcourt Brace & Company	3/31/2009	100%
			(Reed Elsevier, Inc.)
FL	Orlando(1)	184,000	Honeywell, Inc.	5/1/2013	100%
FL	Lake Mary	125,155	JP Morgan Chase Bank	9/30/2009	100%
FL	Lake Mary	125,920	JP Morgan Chase Bank	9/30/2009	100%
IL	Lisle	99,329	National Louis University	12/31/2019	100%
IL	Chicago	227,569	FCB Worldwide (Interpublic Group of Companies)	3/15/2014	100%
IN	Columbus(1)	390,100	Cummins Engine Company Inc.	7/31/2019	100%
IN	Fishers	193,000	Bank One Indiana N.A.	10/31/2009	100%
MD	Baltimore(1)	530,000	St. Paul Fire and Marine Insurance Co.	9/30/2009	100%
MA	Boston	52,337	Harvard VanGuard Medical Associates	5/31/2012	100%
MO	Bridgeton(1)	52,994	BJC Health System	3/31/2013	100%
NC	Cary	124,944	Lucent Technologies, Inc.	9/30/2011	100%
NJ	Bridgewater	115,558	Biovail Pharmaceutical, Inc.	10/31/2014	100%
NJ	Carteret	149,100	Pathmark Stores, Inc.	12/31/2011	100%
NJ	Elizabeth	30,000	Bank of America	8/31/2013	100%
NJ	Parsippany	340,240	Sanofi-aventis U.S., Inc.	1/31/2010	100%
			(Aventis, Inc. & Aventis Pharma Holding GmbH)
NJ	Plainsboro	4,060	Bank of America	8/31/2013	100%
NJ	Rockaway	95,500	BASF Corp.	9/30/2014	100%
NV	Las Vegas	282,000	Nevada Power Company	1/31/2014	100%
NY	Rochester	226,000	Frontier Corporation	12/31/2014	100%
OH	Milford	221,215	Siemens Product Lifestyle	4/30/2011	100%
			Management Software, Inc.
OH	Westerville	97,000	InVentiv Communications Inc.	9/30/2015	100%
TN	Johnson City	63,800	Sun Trust Bank	11/30/2011	100%
TN	Memphis	521,286	Federal Express Corporation	6/19/2019	100%
TN	Memphis(1)	75,000	The Kroger Co.	7/1/2013	100%
TX	Beaumont	49,689	Texas State Bank	12/31/2012	100%
TX	Beaumont(1)	425,198	Multi-tenant	Various	58%
TX	Bedford	202,493	Transamerica Life Insurance Co/Vacant	4/30/2019	29%
TX	Coppell	101,844	Brinks, Inc.	4/30/2017	100%
TX	Dallas	173,855	Multi-tenant	Various	62%
TX	Garland(7)	278,759	Raytheon Company	5/31/2011	100%
TX	Houston	554,385	Baker Hughes, Inc.	9/27/2015	100%
TX	Irving	247,254	TXU Energy Retail Company LLC	3/31/2023	100%
			(Texas Compentitive Electric Holdings Company, LLC)
VA	Glenn Allen	67,508	Multi-Tenanted	Various	94%
VA	Glenn Allen	77,045	Capital One Services, Inc	3/31/2010	100%
VA	Glenn Allen	79,675	Capital One Services, Inc	2/10/2010	100%
VA	Herndon	125,293	Equant, Inc. (Equant N.V.)	4/30/2015	100%
WY	Evanston	29,500	Multi-tenanted	Various	74%

TOTAL OFFICE		10,257,506

The Lexington Master Limited Partnership
Property Charts

		Approximate
		Leaseable		Current
		Building		Term Lease	Precent
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*	Leased
RETAIL:
AL	Florence(1)	42,130	The Kroger Co.	7/1/2013	100%
AL	Montgomery(1)	60,698	Vacant	None	0%
AZ	Bisbee(1)	30,181	Safeway Stores, Inc.	3/31/2009	100%
AZ	Tucson(1)	37,268	Safeway Stores, Inc.	3/31/2009	100%
CA	Mammoth Lakes(1)	44,425	Safeway Stores, Inc.	5/31/2012	100%
CO	Aurora(1)	24,000	Safeway Stores, Inc.	5/31/2012	100%
CO	Littleton	29,360	Vacant	None	0%
FL	Port Richey(1)	53,820	Kingswere Furniture	11/30/2017	100%
FL	Tallahassee(1)	102,381	Kohl’s Department Stores, Inc.	1/31/2028	100%
GA	Atlanta(1)	6,260	Bank of America	12/31/2009	100%
GA	Atlanta(1)	3,900	Bank of America	12/31/2009	100%
GA	Chamblee(1)	4,565	Bank of America	12/31/2009	100%
GA	Cumming(1)	14,208	Bank of America	12/31/2009	100%
GA	Duluth(1)	9,300	Bank of America	12/31/2009	100%
GA	Forest Park(1)	14,859	Bank of America	12/31/2009	100%
GA	Jonesboro(1)	4,894	Bank of America	12/31/2009	100%
GA	Stone Mountain(1)	5,704	Bank of America	12/31/2009	100%
IL	Rock Falls	27,650	Rock Falls Country Market	9/30/2011	100%
IN	Carmel(11)	38,567	Marsh Supermarkets, Inc.	10/31/2013	100%
IN	Lawrence	28,721	Marsh Supermarkets, Inc.	10/31/2013	100%
LA	Minden	35,000	Safeway Stores, Inc.	11/30/2012	100%
MD	Columbia(8)	57,209	GFS Realty, Inc.	12/31/2008	100%
MT	Billings(1)	40,800	Safeway Stores, Inc.	5/31/2010	100%
NC	Charlotte	33,640	Food Lion, Inc.	10/31/2013	100%
NC	Concord	32,259	Food Lion, Inc.	10/31/2013	100%
NC	Jacksonville	23,000	Food Lion, Inc.	2/28/2013	100%
NC	Jefferson(1)	23,000	Food Lion, Inc.	2/28/2013	100%
NC	Lexington	23,000	Food Lion, Inc.	2/28/2013	100%
NC	Thomasville	21,000	Food Lion, Inc.	10/31/2008	100%
NJ	Garwood	52,000	Pathmark Stores, Inc.	5/31/2011	100%
NY	Portchester(1)	59,000	Pathmark Stores, Inc.	10/31/2013	100%
OH	Franklin	29,119	Marsh Supermarkets, Inc.	10/31/2013	100%
OK	Lawton(1)	30,757	Safeway Stores, Inc.	3/31/2009	100%
OR	Grants Pass(1)	33,770	Safeway Stores, Inc.	3/31/2009	100%
PA	Doylestown(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Lansdale(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Lima(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)

The Lexington Master Limited Partnership
Property Charts

		Approximate
		Leaseable		Current
		Building		Term Lease	Precent
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*	Leased
RETAIL Continued:

PA	Philadelphia(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Philadelphia	50,000	Pathmark Stores, Inc.	11/30/2010	100%
PA	Richboro(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
PA	Wayne(13)	3,800	Meritor Savings Bank	8/31/2018	100%
			(Mellon Bank/Citizens Bank)
SC	Moncks Corner(1)	23,000	Food Lion, Inc.	2/28/2013	100%
SC	N.Myrtle Beach(1)	43,021	Food Lion, Inc.	10/31/2008	100%
TN	Chattanooga(1)	42,130	The Kroger Co.	7/1/2008	100%
TN	Paris(1)	31,170	The Kroger Co.	7/1/2013	100%
TX	Carrolton	61,000	Ong’s Family Inc.	1/31/2021	100%
TX	Dallas	68,024	Malone's Food Stores	3/31/2017	100%
TX	Fort Worth(1)	44,000	Safeway Stores, Inc.	5/31/2012	100%
TX	Garland(1)	40,000	Minyard Food Stores	11/30/2012	100%
TX	Granbury(1)	35,000	Safeway Stores, Inc.	11/30/2012	100%
TX	Grand Prairie(1)	49,349	Safeway Stores, Inc.	3/31/2009	100%
TX	Greenville(1)	48,427	Safeway Stores, Inc.	5/31/2011	100%
TX	Hillsboro(1)	35,000	Safeway Stores, Inc.	11/30/2012	100%
TX	Houston(1)	52,200	The Kroger Co.	12/29/2011	100%
TX	Lubbock(1)	53,820	Vacant	None	0%
UT	Sandy(1)	41,612	Vacant	None	0%
VA	Staunton	23,000	Food Lion, Inc.	2/28/2013	100%
WA	Edmonds(1)	35,459	PCC Natural Markets	8/31/2028	100%
WA	Graham(1)	44,718	Safeway Stores, Inc.	3/31/2009	100%
WA	Milton(1)	44,718	Safeway Stores, Inc.	3/31/2009	100%
WA	Port Orchard(1)	27,968	Save -A -Lot, Ltd.	1/31/2015	57%
WA	Redmond(1)	44,718	Safeway Stores, Inc.	3/31/2009	100%
WA	Spokane(1)	38,905	Safeway Stores, Inc.	3/31/2009	100%
WY	Cheyenne	31,420	Vacant	None	0%

TOTAL RETAIL		2,134,504

The Lexington Master Limited Partnership
Property Charts

		Approximate
		Leaseable		Current
		Building		Term Lease	Prsent
State	City	Sq. Ft.	Principal Tenant(14)	Expiration*	Leased
INDUSTRIAL:
CA	Long Beach(1)(2)	200,541	Raytheon Company	12/31/2008	100%
CA	Palo Alto(1)	202,000	Xerox Corporation	12/13/2013	100%
FL	Orlando	205,016	Walgreen Company	3/31/2011	100%
GA	McDonough	296,972	Atlas Cold Storage America, LLC	10/31/2017	100%
IL	Rockford	150,000	Jacobson Warehouse Co., Inc.	12/31/2015	100%
IL	Rockford	90,000	Jacobson Warehouse Co., Inc.	12/31/2014	100%
KY	Owensboro(1)(5)	443,380	Unilever Supply Chain, Inc.	12/19/2020	100%
			(Unilever United States, Inc.)
LA	Shreveport	646,000	Libbey Glass Inc.	10/31/2026	100%
ME	North Berwick	820,868	United Technologies Corp.	12/31/2010	100%
MI	Plymouth	290,133	Tower Automotive Products Co.	10/31/2012	100%
MI	Temperance	752,000	CEVA Logistics U.S., Inc.	8/4/2012	100%
			(TNT Holdings B.V.)
NC	Statesville	639,600	La-Z-Boy Inc.	4/30/2010	100%
NC	Lumberton	423,280	Quickie Manfacturing Corp.	11/30/2021	100%
NJ	Swedesboro	262,644	Linens-n-Things, Inc.	12/31/2008	100%
NY	Saugerties(6)	52,000	Rotron Inc (EG&G)	12/31/2009	100%
OH	Columbus	744,800	ODW Logistics, Inc.	6/30/2018	100%
OH	Cincinnati	247,000	The Hillman Group, Inc.	8/31/2016	100%
OH	Glenwillow	458,000	Royal Appliance Manufacturing Co.	7/31/2015	100%
SC	Duncan	218,382	Plastic Omnium Exterior, LLC	5/30/2017	100%
SC	Laurens	1,164,000	CEVA Logistics U.S., Inc.	8/4/2012	100%
			(TNT Holdings B.V.)
TN	Franklin(1)	289,330	Essex Group, Inc.	12/31/2013	100%
			(United Technologies Corp.)
TN	Memphis(1)	780,000	Sears, Roebuck & Company	2/28/2017	100%
VA	Winchester	344,700	Kraft Foods North America, Inc.	12/31/2012	100%

TOTAL INDUSTRIAL		9,720,646

OTHER:
AZ	Sun City	10,000	Cafeteria Operators, LP	4/30/2012	100%
			(Furr Restaurant Group, Inc.)
NM	Carlsbad	10,000	Cafeteria Operators, LP	4/30/2012	100%
			(Furr Restaurant Group, Inc.)
TX	Corpus Christi	10,000	Cafeteria Operators, LP	4/30/2012	100%
			(Furr Restaurant Group, Inc.)
TX	El Paso	10,000	Cafeteria Operators, LP	4/30/2012	100%
			(Furr Restaurant Group, Inc.)
TX	McAllen	10,000	Cafeteria Operators, LP	4/30/2012	100%
			(Furr Restaurant Group, Inc.)
TX	Victoria	10,000	Cafeteria Operators, LP	4/30/2012	100%
			(Furr Restaurant Group, Inc.)

TOTAL OTHER		60,000

GRAND TOTAL		22,172,656

*	Represents the later of the current lease term or any exercised renewal term options.

(1)	Land held in land estate or pursuant to ground lease.

(2)	55.0% interest owned by us.

(3)	53.0% interest owned by us.

(4)	64.4% interest owned by us.

(5)	71.1% interest owned by us.

(6)	57.8% interest owned by us.

(7)	60.4% interest owned by us.

(8)	56.3% interest owned by us.

(9)	Variable interest entity.

(10)	NK Leasehold is an affiliated party.

(11)	Property was sold on January 16, 2008.

(12)	Property was sold on March 13, 2008.

(13)	Tenant has exercised the purchase option within the lease to purchase the property for fair market value. However we can make no assurance that fair market value will be agreed upon and that the sale will be consummated.

(14)	The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.
Item 3.  Legal Proceedings
     From time to time, we are involved in legal proceedings arising in the ordinary course of business. After consultation with legal counsel, we are of the opinion that the outcome of such matters is not expected to have a material adverse effect on our ownership, financial condition, management or operation of our properties or business.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General
     There is no established public trading market for the units. As of December 31, 2007, there were 1,323 holders of record of units.
Distributions
     Since January 1, 2006, we have made the following distributions:

Year Ended December 31, 2006 (1)
1/06	$0.34
4/06	$0.50
7/06	$0.50
10/06	$0.50

Year Ended December 31, 2007
1/07	$0.5625
4/07	$0.375
7/07	$0.375
10/07	$0.375
     During December 2007, we accrued a distribution of $2.475 per unit, which includes a special distribution of $2.10 per unit, which was paid in January 2008.

(1)	Per unit amounts give effect to the December 31, 2006 reverse split.
     While we intend to continue paying regular quarterly distributions to our unitholders, future distribution declarations will be at the discretion of Lexington’s Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, Lexington’s annual distribution requirements under the REIT provisions of the Code and such other factors as Lexington’s Board of Trustees deems relevant. Due to the sale of properties during 2007 and the distribution of such proceeds via the special distribution the recurring quarterly distribution to be paid in 2008 has been reduced from $0.375 per unit to $0.33 per unit.
Recent Sales of Unregistered Securities
     During 2007, we issued 16,892,974 units with a value of $252.9 million to Lexington in exchange for real estate assets and investments in co-investment programs contributed to us. The value of the units was determined in accordance with the Partnership Agreement.
Repurchases of Units
     During 2007, we repurchased 49 units upon redemption of fractional units in accordance with the Partnership Agreement.
Item 6.  Selected Financial Data
     The following financial data are derived from our audited consolidated financial statements as of December 31, 2007, 2006, 2005, 2004 and 2003. The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 8. The Consolidated Financial Statements” and the notes thereto appearing elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per unit data)
Operating Data
Total gross revenues	$207,804	$160,306	$144,879	$147,816	$161,492
Income from continuing operations	85,232	32,735	24,437	44,641	51,021
Net income	151,450	129,342	49,295	137,808	145,164
Net income per unit(1)(2)	2.71	2.51	1.23	3.60	3.78
Cash distribution declared per unit (1)(2)	3.60	2.06	1.33	1.20	0.91
Weighted average units outstanding(1)(2)	55,923	51,519	40,081	38,311	38,381
Balance Sheet Data
Real estate investments, at cost	1,827,078	1,451,950	1,457,603	1,578,182	1,655,430
Real estate investments, net of accumulated depreciation	1,407,419	976,724	913,518	1,032,797	1,129,237
Total assets	2,342,944	1,396,272	1,306,953	1,237,129	1,384,094
Total debt	1,446,622	838,734	770,786	907,339	1,104,231
Partners’ equity	564,401	491,474	461,184	203,785	98,864

(1)	Adjusted to reflect the 7.5801 to 1 unit split of the outstanding units on November 7, 2005.

(2)	Adjusted to reflect the .80 to 1 unit split of outstanding units on December 31, 2006.
Item 7.  Management’s Discussion and Analysis Of Financial Condition and Results of Operations
     In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed below under “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statements Concerning Forward Looking Statements” in Part I, of this Annual Report.
Overview
     We are a Delaware limited partnership that serves as an operating partnership for Lexington. Our investments are primarily limited to “net lease assets” although, as leases expire with respect to net-lease assets, we may hold non-net lease assets. Further, subject to the approval of Lexington’s board of trustees and certain contractual restrictions, we may hold interests in non-net lease assets.
     At December 31, 2007, our primary assets were our interests in approximately 150 consolidated real properties containing an aggregate of approximately 22.2 million square feet of space located in 34 states. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also held (1) a 50.0% interest in an entity formed to acquire and originate loans secured directly and indirectly by real property, (2) a minority interest in a co-investment program that invests in specialty single tenant real estate assets, (3) subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties, (4) limited partnership interests in various partnerships that own commercial net-leased properties, (5) an interest in a management company that provides services to real estate partnerships, (6) ground leases, remainder interests or the right to acquire remainder interests in various properties and (7) miscellaneous other assets.
     Our primary long-term business objectives are to increase cash flow available for distribution to our unitholders and net asset value per unit. Our revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to our ability to (1) acquire income producing properties; (2) enter into strategic co-investment programs; and (3) to release properties that are vacant or may become vacant, at favorable rental rates. The challenge we face in purchasing properties is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationship with developers, brokers, corporate users and sellers. Because many of our existing properties currently have contractual primary term rental rates that are significantly above market, we anticipate that in the short term, over the next two years, as the primary terms of these existing leases expire, cash flow attributable to the existing properties will decline. Consequently, for the short term, we will measure our performance by our success in replacing the built-in step down in cash flow with new rents derived from our acquisition program, co-investment program and management of the existing property lease rollover.
     Our strategy for our existing properties will be to manage our properties through lease renewals and extensions with existing tenants, new leases and/or, sales in connection with Lexington’s strategic restructuring plan. Upon expiration of a property’s lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease the property on a net lease basis, we will either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions we may elect to retain non-net leased properties so as to maximize returns.
     The primary risks associated with re-tenanting properties are (1) the period of time required to find a new tenant; (2) whether renewal rental rates will be lower than in-place rental rates; (3) significant leasing costs such as commissions and tenant improvement allowances; and (4) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. We address these risks by contacting tenants well in advance of their lease expirations to ascertain their occupancy needs, visiting the properties to determine the physical condition of the property and meeting with local brokers to determine the depth of the rental market.
2007 Events
•	We purchased five properties for an aggregate gross purchase price of $90.7 million from unrelated parties.

•	We purchased 26 properties from Lexington and/or Lexington’s co-investment partners in exchange for cash of $124.4 million; and the assumption of $477.0 million non-recourse mortgage debt and Lexington received 16,892,974 units of limited partnership interest with a value of $252.9 million.

•	We sold 34 properties and an interest in a limited partnership for a gross sales price of approximately $177.0 million, and contributed 12 properties to NLS with a value of $102.7 million.

•	We obtained first mortgage financing on six properties with an aggregate original principal amount of approximately $229.6 million, three of which are cross-collateralized.

•	We increased our investment in Concord, by making an additional capital contribution of approximately $66.1 million, net during 2007.

•	We issued $450.0 million in 5.45% Guaranteed Exchangeable Notes due in 2027.

•	We fully repaid our original KeyBank secured loan in March and obtained a new $225.0 million secured term loan with KeyBank in June.
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

     Interest rate environment
     The effect of future interest rate increases on future acquisitions is not possible to predict but with respect to the effect on our floating rate debt, we may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the negative effects of fluctuations in interest rates on operations. As of December 31, 2007, we have entered into an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6.0% through August 2008 for a notional amount of $290.0 million. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.
     Inflation
     Certain of the long-term leases on our properties contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (1) scheduled fixed base rent increases and (2) base rent increases based upon the consumer price index. In addition, a majority of the leases on our properties require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the leases on our properties are generally structured in a way that minimizes our responsibility for capital improvements.
Critical Accounting Policies
     Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.
     Purchase Accounting for Acquisition of Real Estate.  We allocate the purchase price of real estate acquired in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, which we refer to as SFAS 141. SFAS 141 requires that the fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt relating to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
     The fair value of the tangible assets, which includes land, building and improvements, and fixtures and equipment, of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.
     In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and any bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.
     The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and customer relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.
     Revenue Recognition.  We recognize revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended, which we refer to as SFAS 13. SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent, if they do not meet the criteria of a bargain renewal option. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
     Gains on sales of real estate are recognized in accordance with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended, which we refer to as SFAS 66. The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.
     Accounts Receivable.  We continuously monitor collections from our tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that we have identified. As of December 31, 2007 and 2006, our allowance for doubtful accounts was insignificant.
     Impairment of Real Estate and Investment in Non-consolidated Entities.  We evaluate the carrying value of all real estate and investments in non-consolidated entities held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended, which we refer to as SFAS 144, has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.
     Properties Held For Sale.  We account for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statement of operations. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.
     Basis of Consolidation.  We determine whether an entity for which we hold an interest should be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised) Consolidation of Variable Interest Entities, which we refer to as FIN 46R. If the entity is not a variable interest entity, and we control the entity’s voting shares or similar rights, the entity is consolidated. FIN 46R requires us to evaluate whether we have a controlling financial interest in an entity through means other than voting rights.
Liquidity and Capital Resources
     General
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Our principal sources of liquidity are revenues generated by operating cash flows, property sales, co-investment programs and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2007, 13 properties or portions thereof were not subject to leases, representing approximately 3.2% of our square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with Lexington’s requirements in both the short-term and long-term. Lexington and its operating partnerships, including us, have entered into a funding agreement, pursuant to which we agreed that if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners, Lexington and the other operating partnerships will fund their pro rata share of the shortfall in the form of loans. In addition, we anticipate that cash on hand and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities.
     We have a secured term loan with KeyBank N.A., which bears interest at LIBOR plus 60 basis points. As of December 31, 2007, $213.6 million was outstanding under the secured term loan. The secured term loan is scheduled to mature in June 2009. The secured term loan requires monthly payments of interest only. We are also required to make principal payments from the proceeds of certain property sales and certain refinancing if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured agreement. The secured term loan has customary covenants which we were in compliance with at December 31, 2007.
     In 2007, we issued $450.0 million aggregate principal amount of 5.45% Guaranteed Exchangeable Notes due in 2027, which can be put by the holder every five years commencing in 2012 and upon certain events. The net proceeds were used to repay indebtedness. The notes are exchangeable at certain times by the holders into Lexington’s common shares at a price of $21.99 per share, however, the principal balance must be satisfied in cash.
     Future Cash Requirements:
     The following table sets forth the timing of our principal payment obligations under our contractual obligations, including all fixed and variable rate debt obligations, balloon payments and liabilities of held for sale properties, as of December 31, 2007, (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage Loan Payable	$873,555	$40,638	$129,547	$148,802	$554,568
Note Payable (1)	213,635	—	213,635	—	—
Exhangeable Notes Payable (2)	450,000	—	—	450,000	—
Contract Right Mortgage Loan (3)	13,444	—	720	1,133	11,591
Ground Lease Obligation	12,083	2,148	4,283	3,224	2,428
Tenant Incentives (4)	18,445	8,445	10,000	—	—
Commitments(5)	—	—	—	—	—

	$1,581,162	$51,231	$358,185	$603,159	$568,587

(1)	Interest only payments for our secured term loan. Principal payments required from the proceeds of certain property sales or refinancing if proceeds are not reinvested in net leased properties.

(2)	Guaranteed Exchangeable Notes are due in 2027, however the notes can be put to us commencing in 2012.

(3)	No payments until 2009.

(4)	Relating to lease incentives owed on our El Segundo, California and Irving, Texas properties.

(5)	We have committed to invest $162.5 million in Concord. As of December 31, 2007, we have invested $157.4 million.
     We carry comprehensive liability and all risk property insurance covering (1) fire; (2) flood; (3) extended coverage; (4) ”acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002; and (5) rental loss with respect to our assets. In addition, under the terms of our triple-net tenant leases, the tenant is obligated to maintain adequate insurance coverage.
     Certain of our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) and our secured term loan contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.
     Cash Flows
     We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all distribution payments in accordance with Lexington’s REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, issuance of equity and debt, and co-investment programs, as well as other alternatives, will provide the necessary capital required by us. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $176.3 million for 2007 from $135.4 million for 2006 and $142.6 million for 2005. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
     Net cash used in investing activities totaled $99.8 million in 2007 and $180.9 million in 2006. Net cash provided by investing activities totaled $58.5 million in 2005. Cash used in investing activities related primarily to investments in real estate properties, limited partnerships and joint ventures, debt and marketable equity securities, advances to a related party, and an increase in restricted cash. Cash provided by investing activities related primarily to collection of notes receivable, distributions from non-consolidated entities in excess of accumulated earnings, a change in restricted cash primarily relating to the release of funds held by a 1031 exchange intermediary, proceeds from the disposal of marketable equity securities and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
     Net cash provided by financing activities totaled $187.4 million in 2007 and net cash used in financing activities totaled $71.7 million in 2006 and $47.5 million in 2005. Cash provided by financing activities during 2007 was primarily attributable to proceeds from our exchangeable notes offering, non-recourse mortgages and borrowings under our secured term loan with KeyBank N.A. offset by distribution payments and debt service payments. Net cash used in financing activities in 2006 and 2005 was primarily attributable to debt service payments and distributions.
     Distributions
     During 2007, 2006 and 2005 we paid distributions of $92.3 million, $94.7 million and $37.7 million, respectively.
     In December 2007, we declared a distribution of $169.4 million ($2.475 per unit) which was paid on January 14, 2008 to the holders of record as of December 31, 2007. This distribution included a special distribution of $2.10 per unit due to the sales of property during 2007.
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
Results of Operations
     Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
     Income from Continuing Operations
     Income from continuing operations increased by $52.5 million to $85.2 million for the year ended December 31, 2007 from $32.7 million for the year ended December 31, 2006. The reasons for this increase are more fully described below.
     Rental Income
     Rental income increased by $30.7 million to $189.5 million for the year ended December 31, 2007 from $158.8 million for the year ended December 31, 2006. The increase was primarily due to rental income from new acquisitions and a lease termination payment of $5.7 million recognized in 2007 on our property located in Irving, Texas.
     Advisory and Incentive fees
     Advisory and incentive fee income increased by $8.3 million to $8.5 million for the year ended December 31, 2007 from $0.2 million for the year ended December 31, 2006. The increase is attributable to the $8.5 million incentive fee earned in connection with the purchase of the remaining interests in and dissolution of Lexington/Lion Venture L.P.
     Tenant Reimbursements
     Tenant reimbursements increased by $8.4 million to $9.7 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The increase is due to more tenants being under gross or modified gross leases.

     Depreciation and Amortization
     Depreciation and amortization expense increased by $37.6 million to $67.4 million for the year ended December 31, 2007 compared to $29.8 million for the year ended December 31, 2006. The increase was primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period (generally the lease term) than real estate assets.
     Property Operating
     Property operating expense increased by $12.6 million to $22.8 million for the year ended December 31, 2007 compared to $10.2 million for the year ended December 31, 2006. The increase results from properties recently acquired which we are required to bear certain operating costs, as well as operating costs related to vacant properties.
     General and Administrative
     General and administrative expense decreased by $27.5 million to $12.9 million for the year ended December 31, 2007 compared to $40.4 million for the year ended December 31, 2006. The decrease was primarily due to a $12.5 million payment to NKT Advisors on December 31, 2006 to terminate their management contract. In addition, we recorded merger costs of $8.2 million for the year ended December 31, 2006 which represented investment banker and other professional costs incurred as a result of the Merger. Also included in general and administrative expense in 2006 is the compensation expense for exclusivity rights of $9.5 million which represents the portion of units issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, Newkirk’s former Chief Executive Officer and Lexington’s current Executive Chairman and Director of Strategic Acqusitions, that are no longer subject to forfeiture restrictions. Due to the Merger, the forfeiture restrictions related to these units terminated and we recognized compensation expense for the balance of the units.
     Impairment Charge
     We recorded a $1.4 million impairment charge in our continuing operations for the year ended December 31, 2006 on a property formerly leased to Kroger in Cincinnati, Ohio.
     Non-Operating Income
     Non-operating income increased by $0.7 million to $14.5 million for the year ended December 31, 2007 from $13.8 million for the year ended December 31, 2006. The increase was a result of interest earned on advances to Lexington net of a decrease in interest income earned on contract rights and interest earned on cash balances.
     Interest and Amortization
     Interest and amortization expense increased by $19.2 million to $69.0 million for the year ended December 31, 2007 compared to $49.8 million for the year ended December 31, 2006. The increase was primarily due to interest expenses on mortgage financings of recent property acquisitions and interest and amortization on the exchangeable notes.
     Debt Satisfaction Charge
     Debt satisfaction charge increased to $2.4 million for the year ended December 31, 2007 from $0.4 million for the year ended December 31, 2006. The increase relates to the write-off of unamortized deferred financing costs related to the satisfaction of the original secured term loan with KeyBank N.A.
     Decline in Fair Value of Embedded Derivative Liability
     During 2007, we recognized income of $21.2 million due to a decrease in the estimated fair value of the liability for the embedded derivative related to the exchangeable notes. The value of the embedded derivative is determined based upon many variables, including Lexington’s common share price, its volatility and interest rates spreads.
     State and Local Taxes
     State and local tax expense decreased by $1.2 million to $1.0 million for the year ended December 31, 2007 compared to $2.2 million for the year ended December 31, 2006. The decrease is primarily the result of additional taxes for Newkirk in 2006 and taxes paid in 2006 to the state of Kentucky.

     Equity in Earnings of Non-Consolidated Entities
     Equity in earnings of non-consolidated entities increased by $24.4 million to $27.9 million for the year ended December 31, 2007 compared to $3.5 million for the year ended December 31, 2006. The increase is due primarily to $21.1 million of income recognized on the sale of properties to Lexington’s former partner in the LION joint venture and income on our investment in Concord.
     Discontinued Operations
     Income from discontinued operations decreased by $30.4 million to $66.2 million for the year ended December 31, 2007 compared to $96.6 million for the year ended December 31, 2006. This decrease was primarily due to a decrease in income from discontinued operations of $20.1 million, a decrease in gains on sale of $7.5 million, and an increase in minority interests share of income of $3.7 million.
     Comparison of the year ended December 31, 2006 to the year ended December 31, 2005
     Income from Continuing Operations
     Income from continuing operations increased by $8.3 million to $32.7 million for the year ended December 31, 2006 from $24.4 million for the year ended December 31, 2005. The reason for the increase are more fully described below.
     Rental Income
     Rental income increased by $14.2 million to $158.8 million for the year ended December 31, 2006 compared to $144.6 million for the year ended December 31, 2005. The increase was primarily due to rental income from new acquisitions and approximately $10.1 million of rental income from previously unconsolidated entities recognized in 2006.
     Tenant Reimbursements
     Tenant reimbursements increased by $1.3 million as more tenants were under gross or modified gross leases.
     Depreciation and Amortization
     Depreciation and amortization increased by $7.1 million to $29.8 million the year ended December 31, 2006 compared to $22.7 million for the year ended December 31, 2005. The increase was due to the growth in real estate and intangibles. Intangible assets are amortized over a short period (generally the lease term) than real estate assets.
     Property Operating
     Property operating expense increased by $7.0 million to $10.2 million for the year ended December 31, 2006 compared to $3.2 million for the year ended December 31, 2005. The increase was primarily the result of the consolidation of a previously unconsolidated non-net leased property and the acquisition of new properties under which we are required to bear certain operating costs, as well as operating costs related to vacant properties.
     General and Administrative
     General and administrative expense increased by $25.3 million to $40.4 million for the year ended December 31, 2006 compared to $15.1 million for the year ended December 31, 2005. The increase was primarily due to a $12.5 million payment in 2006 to NKT Advisors on December 31, 2006 to terminate their management contract. In addition, we recorded merger costs of $8.2 million for the year ended December 31, 2006 which represented investment banker and other professional costs incurred as a result of the Merger. Also included in general and administrative expense in 2006 is the compensation expense for exclusivity rights of $9.5 million which represents the portion of units issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, Newkirk’s former Chief Executive Officer and Lexington’s current Executive Chairman and Director of Strategic Acquisitions, that are no longer subject to forfeiture restrictions. Due to the Merger the forfeiture restrictions related to these units terminated and we recognized compensation expense for the balance of the units.
     Impairment Charge
     We recorded in our continuing operations $1.4 million and $2.8 million in impairment charges for the years ended December 31, 2006 and 2005, respectively. An impairment of $1.4 million was taken in 2006 on a property formerly leased to Kroger in

Cincinnati, Ohio. The 2005 impairment charge is the result of $2.2 million recorded on a property located in Evanston, Wyoming and $0.6 million related to a property in Rock Falls, Illinois.
     Non-Operating Income
     Non-operating income increased by $9.7 million to $13.8 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The increase was a result of interest income on higher cash balances and approximately $3.7 million of interest from loans receivable.
     Interest and Amortization
     Interest and amortization expense decreased slightly by $0.4 million to $49.8 million for the year ended December 31, 2006 compared to $50.2 million for the year ended December 31, 2005. The decrease was primarily due to scheduled principal payments.
     Debt Satisfaction Charge
     Debt satisfaction charge decreased by $21.9 million to $0.4 million for the year ended December 31, 2006 from $22.3 million for the year ended December 31, 2005. On August 11, 2005, we refinanced partnership debt and incurred prepayment penalties, and deferred mortgage costs were written off as a result of the refinancing.
     State and Local Taxes
     State and local tax expense increased by $0.6 million to $2.2 million for the year ended December 31, 2006 compared to $1.6 million for the year ended December 31, 2005. The increase is primarily the result of additional taxes for Newkirk in 2006 and taxes paid in 2006 to the state of Kentucky.
     Equity in Earnings of Non-Consolidated Entities
     Equity in earnings of non-consolidated entities increased by $0.4 million to $3.5 million for the year ended December 31, 2006 compared to $3.1 million for the year ended December 31, 2005. The increase is primarily the result of our investment in Concord and lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in limited partnerships, which was partially offset by the consolidation of two limited partnerships in 2006.
     Gain on Sale of Marketable Equity Securities, Net
     The gain on sale of marketable equity securities, net, increased by $1.7 million for the year ended December 31, 2006 as securities in potential investment targets were sold as the investments were determined to be not to our advantage.
     Minority Interest Expense
     Minority interest expense increased by $2.4 million to $12.2 million for the year ended December 31, 2006 compared to $9.8 million for the year ended December 31, 2005. The increase was the result of increased profitability at the non-wholly owned partnerships.
     Discontinued Operations
     Income from discounted operations increased by $71.7 million to $96.6 million for the year ended December 31, 2006 compared to $24.9 million for the year ended December 31, 2005. The increase was primarily due to an increase in gain on the sale of $50.9 million and a reduction in impairment charges of $27.0 million.
Environmental Matters
     Based upon management’s ongoing review of our properties, management is not aware of any environmental condition with respect to any of our properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and results of operations.

     Recently Issued Accounting Standards
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143, which we refer to as FIN 47. FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and /or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on our consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which we refer to as SFAS 154, which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement did not have a material impact on our financial position or results of operations.
     In June 2005, the FASB ratified the Emerging Issues Task Force’s or EITF consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which we refer to as EITF 04-05. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 resulted in the consolidation of one previously unconsolidated partnership.
     The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-Consolidation	Consolidated
Assets:
Cash	$—	$177
Land	—	1,028
Building, net	—	18,663
Equity investment in limited partnership	6,538	—
Deferred costs, net	—	334

	$6,538	$20,202

Liabilities:
Mortgage loan	$—	$13,664

	$—	$13,664

     In 2005, the EITF released Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements, which we refer to as EITF 05-06, which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-06 did not have a material impact on our financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have a material impact on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which we refer to as SFAS 159. SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has determined that we will not adopt the fair value provisions of this pronouncement so it will have no impact on our financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, which we refer to as SAB 108. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits us to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. We adopted SAB 108 effective December 31, 2006, and its adoption had no impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which we refer to as SFAS 141R. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, which we refer to as SFAS No. 160. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interest expense will no longer be recorded in the income statement.
     In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause, which we refer to as EITF 07-06. EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement is not expected to have a material impact on our financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
     General
     On December 31, 2006, Lexington, Lexington’s other operating partnerships, Lepercq Corporate Income Fund LP or LCIF, Lepercq Corporate Income Fund II LP or LCIF II and Net 3 Acquisition LP or Net 3 and us, entered into a funding agreement. All references to Operating Partnerships in this paragraph refer to us, LCIF, LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common shares into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. Our right to receive these loans will expire if Lexington contributes to us all of its economic interests in the other operating partnerships, and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter we will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid.
     Non-Consolidated Real Estate Entities.
     As of December 31, 2007, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
     Net Lease Strategic Assets Fund L.P. (“NLS”) Net Lease Strategic Assets Fund L.P. is a co-investment program with Inland American (Net Lease) Sub, LLC, a wholly owned subsidiary of Inland American Real Estate Trust, Inc. NLS was established to acquire specialty real estate in the United States.
     In addition to the properties already owned by NLS, NLS has a right to acquire an additional two properties from us and 11 properties from Lexington. The acquisition of each of the two assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions.  Accordingly, neither we, Lexington nor NLS can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire 11 of the assets by March 31, 2008 and two of the assets by June 30, 2008, NLS will no longer have the right to acquire the assets.
Concord Debt Holdings LLC
     We have a 50% interest in a co-investment program, Concord, that invests in real estate loan assets and debt securities. Our co-investment partner and the holder of the other 50% interest in Concord is WRT Realty L.P., which we refer to as WRT. WRT is the operating partnership subsidiary of Winthrop Realty Trust, and Michael L. Ashner, Lexington’s Executive Chairman and Director of Strategic Acquisitions, is the Chairman and Chief Executive Officer of Winthrop Realty Trust.
     Concord acquires, originates and manages loan assets and debt securities collateralized by real estate assets, including mortgage loans (commonly referred to as whole loans), subordinate interests in whole loans (either through the acquisition of a B-Note or a participation interest), mezzanine loans, and preferred equity and commercial real estate securities, including collateralized mortgage-backed securities, which we refer to as CMBS, and real estate collateral debt obligations, which we refer to as a CDO.
     To date, we and WRT have invested $162.5 million in Concord. In addition to capital contributions, Concord currently seeks to finance its loan assets and debt securities, and expects to finance the acquisition of additional loan assets and debt securities, through the use of various structures including repurchase facilities, credit facilities, credit lines, term loans, securitizations and issuances of common and preferred equity to institutional or other investors.
     Concord is managed, and all its investments are sourced, by WRP Management LLC, a joint venture 50% owned by us and WRT. WRP Management LLC subcontracts its management obligations with WRP Sub-Management LLC, which we refer to as the Concord Advisor, a subsidiary of Winthrop Realty Partners, L.P., which we refer to as WRP. Michael L. Ashner, our Executive Chairman and Director of Strategic Acquisitions, holds an equity interest in and controls WRP. The Concord Advisor has substantially the same executive officers as Winthrop Realty Trust and WRP. Certain investments and other material decisions with respect to Concord’s business require the consent of both us and WRT or our and WRT’s representatives on Concord’s investment committee.
     Concord’s objective is to produce a stable income stream from investments in loan assets and debt securities by carefully managing credit risk and interest rate risk. Concord derives earnings from interest income rather than trading gains and intends to hold its loan assets and debt securities to maturity. Accordingly, the loan assets and debt securities in which Concord invests are selected based on their long-term earnings potential and credit quality.
     Concord seeks to achieve its objective by acquiring and originating loan assets and debt securities collateralized by the core real estate groups of existing income producing office, retail, multi-family, warehouse and hospitality assets. Concord does not generally invest in industrial, R&D, special use or healthcare assets and Concord does not invest in any development projects, single family projects, condominium or condo conversion projects, raw land, synthetic loans or loans originated on assets located outside of the United States but may have interest in such assets if the underlying asset experiences a change in use. Further, Concord does not directly invest in single family home mortgages nor does it acquire loan assets or debt securities where the underlying obligor is either Winthrop Realty Trust or us or our respective affiliates. Concord only invests in assets in which the pool of potential buyers is broad and seeks to avoid assets which lack existing cash flow and/or were developed on a “for sale” basis. Moreover, depending on the size of the loan class, Concord generally seeks to acquire between 51% and 100% of the ownership position in the loan assets or debt securities in which it invests so as to control any decision making which might occur with respect to such instrument in the future.
     Concord’s sole exposure to the single family residential market is with respect to an $11.5 million investment in a $1.0 billion bond, 18.5% of which is subordinate to Concord’s position. Collateral for this bond can consist of up to 10% of residential loans, with the balance of the collateral consisting of commercial loans. At December 31, 2007, the collateral for this bond consisted of only 7% of residential loans, some of which are considered “sub-prime.” As of December 31, 2007, Concord recorded an other than temporary impairment charge on this investment of $4.9 million.
     Simultaneous with or following the acquisition of a loan asset or debt security, Concord seeks to enhance the return on its investment by obtaining financing. Concord’s original business model was to refinance its loan assets with long-term debt through the issuance of CDOs. To this end, Concord formed its first CDO, Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it refinanced approximately $464.6 million of its loan assets and debt securities.
     The debt capital markets generally have experienced an increase in volatility and reduction in liquidity since the second quarter of 2007, which was initially triggered by credit concerns emanating from the single family residential market, particularly those loans commonly referred to as sub-prime loans. As a result of the increased volatility and reduction in liquidity in the debt capital markets, securitizations have become difficult if not impossible to execute. As a result, Concord has continued to finance its loan assets and debt securities through repurchase facilities that are either similar to (1) revolving loans where Concord has the ability to repurchase current assets on such facility (pay back the loan with respect to such asset) and finance other loan assets through such facility or (2) to term loans in that only specific loan assets secure such facility and once satisfied, Concord cannot use the facility for additional loan assets. See “Credit Facilities,” below. Concord expects to issue additional CDOs or other types of securitizations at such time, if at all, as such issuances will generate attractive risk-adjusted equity returns.
     CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of income producing assets, such as loan assets and debt securities. Cash flow from the portfolio of income producing assets is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB-” and therefore can be issued at yields that are lower than the average yield of the assets backing the CDO. That is, the gross interest payments on the senior classes of CDO securities are less than the average of the interest payment received by the CDO from its assets. On its existing CDO, Concord retained, and Concord expects that it will retain on any future CDOs, the equity and the junior CDO debt securities. As a result, assuming the CDO’s assets are paid in accordance with their terms, Concord’s return will be enhanced as Concord will retain the benefit of the spread between the yield on the CDO’s assets and the yield on the CDO’s debt. The equity and the junior CDO debt securities that Concord retained and intends to retain are the most junior securities in the CDO’s capital structure and are usually unrated or rated below investment grade. Concord also earns ongoing management fees for its management of the CDO collateral. A portion of these management fees is senior to the “AAA” rated debt securities of each CDO. In CDO-1, the level of leverage on the underlying assets was approximately 80%. The leverage level of Concord’s future CDOs may vary depending on the composition of the portfolio and market conditions at the time of the issuance of each CDO. Concord may increase or decrease leverage on its investment grade CDOs, at securitization, upward or downward to improve returns or to manage credit risk. In addition to CDO’s, Concord may also use other capital markets vehicles and structures to finance its real estate debt portfolio.
     The Concord Advisor provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1. For providing these services, in 2007 Concord paid to the Concord Advisor a management fee of $1.9 million, which fees were based on the gross amount of loan assets acquired, and $0.7 million as reimbursement for certain direct costs incurred by the Concord Advisor solely for the benefit of Concord.
     CDO-1 On December 21, 2006, Concord formed its first CDO, Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it financed approximately $464.6 million of its loan assets by issuing an aggregate of approximately $376.7 million of investment grade debt. Concord retained an equity and junior debt interest in the portfolio with a notional amount of $88.4 million. That is, if CDO-1 does not ultimately have sufficient funds to satisfy all of its obligations to its noteholders, Concord will bear the first $88.4 million in loss, one half of which would be attributable to our interest in Concord.

     The financing through CDO-1 enhanced Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at December 31, 2007 was 6.7% and the weighted average interest rate on the amount payable by Concord on its notes at December 31, 2007 was 5.4%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan assets and loan securities. The following table summarizes the loan assets and loan securities and the note obligations for CDO-1 at December 31, 2007 are set forth below (amounts in thousands).

CDO Loan Assets and Loan Securities – December 31, 2007				CDO Notes – December 31, 2007
		Weighted	Weighted		Weighted
	Par Value of	Average	Averaged	Outstanding	Average
Date	CDO	Interest	Life	CDO	Interest	Stated	Retained
Closed	Collateral (3)	Rate	(Years)	Notes (1)	Rate	Maturity	Interest (2)
12/21/2006	$464,601	6.70%	4.29	$376,650	5.37%	12/2016	$88,350

(1)	Includes only notes held by third parties.

(2)	Concord’s potential economic loss is limited to the retained interest of its investment in CDO-1, of which the Partnership would bear 50% of such loss.

(3)	Consists of loan assets with a par value of $338,681 and loan securities with a par value of $125,920.
CDO-1’s loan assets were diversified by industry as follows at December 31, 2007:

Industry	% of Face Amount
Office	44.22%
Hospitality	30.54%
Multi-family	8.62%
Industrial	7.09%
Mixed Use	5.10%
Retail	4.43%

100%

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of December 31, 2007:

			Allocation by	Fixed Rate:	Floating Rate:
	Carrying		Investment	Average	Average Spread
	Value(1)	Par Value	Type	Yield	over LIBOR(2)
	(In thousands)
Whole loans, floating rate	$20,000	$20,000	4.31	—	1.95 bps
Whole loans, fixed rate	20,900	20,900	4.50	6.56%	—
Subordinate interests in whole loans, floating rate	108,766	108,864	23.43	—	244 bps
Subordinate interests in whole loans, fixed rate	24,567	27,619	5.95	7.46%	—
Mezzanine loans, floating rate	81,419	81,410	17.52	—	270 bps
Mezzanine loans, fixed rate	77,669	79,888	17.19	5.92%	—
Loan Securities, floating rate	100,955	103,428	22.26	—	189 bps
Loan Securities, floating rate	18,448	22,492	4.84	5.97%	—

Total/Average	$452,724	$464,601	100.00%	6.30	230 bps

(1)	Net of scheduled amortization payments and prepayments, unamortized fees and discounts.

(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following table sets forth the maturity dates for the loan assets held in CDO-1 at December 31, 2007:

	Number of Loan
Year of Maturity	Assets Maturating	Carrying Value	% of Total
	(In thousands)
2008	7	$140,183	42.06%
2009	2	34,584	10.38%
2010	4	46,465	13.94%
2011	1	20,900	6.27%
2012	1	5,017	1.50%
Thereafter	7	86,172	25.85%

Total	22	$333,321	100%

Weighted average maturity is 3.45 years (1)

(1)	The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.
     The following table sets forth a summary of the loan securities held in CDO-1 at December 31, 2007 (in thousands):

		Gross Unrealized	Impairment	Carrying
Description	Par Value	Loss	Loss	Value
Floating rate	$22,492	$(321)	$(1,601)	$18,448
Fixed rate	103,428	(2,355)	—	100,955

Total	$125,920	$(2,676)	$(1,601)	$119,403

          The following table sets forth a summary of the underlying Standard & Poor’s credit rating of the loan securities held in CDO-1 at December 31, 2007:

Rating	Par Value	Percentage
	(In thousands)
BBB+	$9,000	7.15%
BBB	2,151	1.71%
BBB-	44,384	35.25%
BB+	33,392	26.52%
BB	18,500	14.69%
B+	7,000	5.56%
Not Rated	11,493	9.12%

Total	$125,920	100%

Concord’s Loan Assets and Loan Securities The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of Concord’s loan assets and loan securities in addition to its equity and debt interest in CDO-1 as of December 31, 2007:

				Fixed Rate:	Floating Rate:
			Allocation by	Average	Average Spread
	Carrying Value(1)	Par Value	Investment Type	Yield	over LIBOR(2)
	(In thousands)
Whole loans, floating rate	$136,260	$136,260	19%	—	218 bps
Whole loans, fixed rate	6,300	6,300	1%	6.40%	—
Subordinate interests in whole loans, floating rate	163,077	163,908	23%	—	223 bps
Subordinate interests in whole loans, fixed rate	14,196	15,750	2%	8.63%	—
Mezzanine loans, floating rate	230,852	236,436	33%	—	222 bps
Mezzanine loans, fixed rate	68,028	71,718	10%	7.45%	—
Loan securities, floating rate	43,260	56,400	8%	—	143 bps
Loan securities, fixed rate	25,411	27,084	4%	6.68%	—

Total/Average	$687,384	$713,856	100%	7.38%	214 bps

(1)	Net of scheduled amortization payments and prepayments, unamortized fees and discounts.

(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.
The following table sets forth the maturity dates for Concord’s loan assets:

	Number of Loan
Year of Maturity	Assets Maturting	Carrying Value	% of Total
	(In thousands)
2008	9	$185,500	30.0%
2009	9	134,052	21.7%
2010	3	81,903	13.2%
2011	1	6,300	1.0%
2012	3	72,968	11.8%
Thereafter	8	137,990	22.3%

Total	33	$618,713	100%

Weighted average maturity is 2.72 years (1)

(1)	The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.
The following table sets forth a summary of Concord’s loan securities at December 31, 2007:

		Gross Unrealized	Impairment	Carrying
Description	Par Value	Loss	Loss	Value
Floating rate	$56,400	$(3,487)	$(9,427)	$43,260
Fixed rate	27,084	(1,673)	—	25,411

Total	$83,484	$(5,160)	$(9,427)	$68,671

     The following table sets forth a summary of the underlying Standard & Poor’s credit rating of Concord’s loan securities at
December 31, 2007:

Rating	Par Value	Percentage
AA-	$1,381	1.65%
A-	1,966	2.36%
BBB+	25,094	30.06%
BBB	15,833	18.97%
BBB-	30,392	36.40%
BB+	5,000	5.99%
Not Rated	3,818	4.57%

Total	$83,484	100%

     Concord’s loan assets were diversified by industry as follows at December 31, 2007:

Industry	% of Par Value
Office	46.4%
Hospitality	41.7%
Multi-family	6.4%
Mixed Use	5.3%
Industrial	0.2%

100%

Credit Facilities As described above, Concord has financed certain of its loan assets and loan securities through credit facilities in the form of repurchase agreements. In the repurchase agreements entered into by Concord to date, the lender, referred to as the repurchase counterparty, purchases the loan asset or loan security from or on behalf of Concord and holds it on its balance sheet. Concord then repurchases the loan asset or loan security in cash on a specific repurchase date or, at the election of Concord, an earlier date. While the loan asset is held by the repurchase counterparty, the repurchase counterparty retains a portion of each interest payment made on such loan asset or loan security equal to the “price differential”, which is effectively the interest rate on the purchase price paid the repurchase counterparty to Concord for the loan asset or loan security, with the balance of such payments being paid to Concord. Pursuant to the terms of the repurchase agreements, if the market value of the loan assets or loan securities pledged or sold by Concord decline, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required by the repurchase counterparty to provide additional collateral or pay down a portion of the funds advanced. During 2007, Concord was required to pay down an aggregate of $24.0 million against $472.3 million of outstanding repurchase obligations.

     Concord currently has five repurchase facilities, two of which are not loan asset/loan security specific and three of which are loan asset/loan security specific. That is, under the non-loan asset/loan security specific repurchase facilities, Concord has the ability to pay back the loan with respect to such asset/loan security and finance other loan assets or loan securities through such facility. With respect to the loan asset/loan security specific repurchase facilities, once the loan assets or loan securities securing such facility satisfied, Concord cannot use the facility for additional loan assets or loan securities.

     The following table summarizes the terms of Concord’s current repurchase facilities at December 31, 2007 (in thousands):

	Maximum					Carrying Value
	Outstanding	Outstanding	Interest Rate –	Maturity		of Assets
Counterparty	Balance	Balance	LIBOR Plus (5)	Date		Securing Facility
Greenwich(1)	$39,079	$39,079	100 bps	12/08		$55,827
Greenwich(1)	59,613	59,613	100 bps	12/12		70,146
Column(1)	16,414	16,414	100 bps	3/09	(3)	25,270
Column(2)	350,000	308,508	95-135 bps(4)	3/09	(6)	412,561
Bear Stearns(2)	150,000	48,710	85-115 bps(4)	11/08		82,258

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.

(2)	Repurchase facilities may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent. Repurchase counterparties have advised that no additional advance will be made except, if at all, in connection with loans assets or debt securities acquired for the repurchase counterparty.

(3)	May be extended for up to three one-year extensions.

(4)	Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average at December 31, 2007 on the Column repurchase facility was 5.8% and on the Bear Stearns repurchase facility was 5.5%

(5)	Concord has entered into interest rate swaps with a total national amount of $203.3 million as of December 31, 2007 to manage exposure to interest rate movements affecting interest payments on certain variable-rate obligations.

(6)	Maturity date is March 30, 2011 under certain circumstances.
     In addition to its repurchase facilities, on March 7, 2008, Concord entered into a $100 million secured revolving credit facility with KeyBank National Association. The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord. The initial maximum borrowings under the loan are $100 million, expandable to $350 million, upon compliance with certain conditions. Borrowings under the facility will bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or debt security for which such borrowing is made. The facility, inclusive of extension rights, will mature in March 2011.
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
     Among our liabilities are both fixed and variable rate debt. To mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we own an interest rate cap agreement and our non-consolidated entity owns interest rate swap agreements on a portion of its debt. All financial instruments were entered into for purposes other than trading. For the fixed rate portion of our debt, changes in interest rates have no impact on interest incurred or cash flows. For our variable rate debt, changes in interest rates do impact the interest incurred and cash flows.
     At December 31, 2007, we had one consolidated loan which had a variable interest rate. The loan, which had an outstanding balance of $213.6 million at December 31, 2007, was obtained in June 2007 and has a two-year term. Interest on the outstanding balance accrues at a rate equal to the LIBOR rate (as defined) plus 60 basis points. As a result of the acquisition of a cap agreement, LIBOR on up to $290.0 million will be capped at 6.0% through August 2008.
     The following table shows what the annual effect of a change in the LIBOR rate (4.6% at December 31, 2007) would have on interest expense based upon the balance of the variable rate loans which do not have swap or cap agreements in place at December 31, 2007:
Interest expense effect (in thousands) of LIBOR increase (decrease)

	(3)%	(2)%	(1)%	1%	2%	3%
Change in consolidated interest expense	$(6,409)	$(4,273)	$(2,136)	$2,136	$2,991	$2,991
Pro-rata share of change in interest expense of debt on non-consolidated entities	(9,686)	(6,457)	(3,229)	3,229	6,457	9,686

Proforma (increase) decrease in net income	$(16,095)	$(10,730)	$(5,365)	$5,365	$9,448	$12,677

     We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have a pro-rata share of notes and mortgage loans receivable aggregating $453.4 million as of December 31, 2007, which are based on variable rates and partially mitigate our exposure to change in interest rates.
Item 8.  Financial Statements and Supplementary Data
     See “Index to Financial Statements” under “Item 15. Exhibits and Financial Statement Schedules”
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On April 10, 2007, we elected to replace Deloitte & Touche LLP, which we refer to as Deloitte, as our independent registered public accounting firm and to engage KPMG LLP, which we refer to as KPMG, as our independent registered public accounting firm for the year ending December 31, 2007. The decision to change our independent registered public accounting firm was made by the Audit Committee of the Board of Trustees of Lexington. KPMG is the independent registered public accounting firm of Lexington.
     During our two most recent fiscal years ended December 31, 2006, and through April 10, 2007, the date on which we elected to replace Deloitte as our independent registered public accounting firm, there were no disagreements between us and Deloitte on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the matter in conjunction with its report on our consolidated financial statements for the relevant year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Deloitte’s audit reports on our consolidated financial statements for the two most recent fiscal years ended December 31, 2006 and on the effectiveness of our internal control over financial reporting and management’s assessment thereof for the most recent fiscal year ended December 31, 2006, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
Item 9A(T).  Controls and Procedures
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
     Changes in Internal Control Over Financial Reporting
     There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting
     Management of our general partner was responsible for establishing and maintaining adequate internal control over financial reporting for the year ended December 31, 2007. Our internal control over financial reporting is a process designed under the supervision of Lexington’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     As of December 31, 2007, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 is effective.
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and Lexington trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Pursuant to item 308(T)(a) of Regulation S-K, management’s report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section or incorporated by reference into a filing under the Securities Act or the Exchange Act.
Item 9B.  Other Information
     Not applicable.
PART III
Item 10.  Director, Executive Officers and Corporate Governance
     The information regarding directors and executive officers of the Partnership required to be furnished pursuant to this item will be set forth under the appropriate captions in Lexington’s Proxy Statement for its 2008 Annual Meeting of Shareholders, (the “Proxy Statement”) to be held on May 20, 2008 and is incorporated herein by reference.
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
Item 13.  Certain Relationships and Related Transactions, and Director Independence
     The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services
     The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
     (a)  Financial Statements and Financial Statement Schedules.
     (1) Financial Statements:
Reports of Independent Registered Public Accounting Firms on pages 50-51 of Item 8.

Consolidated Balance Sheets — December 31, 2007 and 2006 on page 52 of Item 8.

Consolidated Statements of Operations and Comprehensive Income — For the Years Ended December 31, 2007, 2006 and 2005 on page 53 of Item 8.

Consolidated Statements of Changes in Partners’ Equity — For the Years Ended December 31, 2007, 2006 and 2005 on page 54 of Item 8.

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2007, 2006 and 2005 on pages 55 of Item 8.

Notes to Consolidated Financial Statements on pages 56 through 78 of Item 8.
     (2)  Financial Statement Schedules:
Schedule III — Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

     (b)  Exhibits.
     The exhibits listed on the Exhibit Index beginning on page 85 of this report are filed as a part of this Report or incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lexington Master Limited Partnership

By:	LEX-GP-1 Trust, its General Partner

By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer
DATED: March 17, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

By:	/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	March 17, 2008

By:	/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	March 17, 2008

Item 8. Financial Statements and Supplemental Data
THE LEXINGTON MASTER LIMITED PARTNERSHIP
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Partners
The Lexington Master Limited Partnership:
     We have audited the accompanying consolidated balance sheet of The Lexington Master Limited Partnership and subsidiaries (the Partnership) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, changes in partners’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Boston, Massachusetts
March 17, 2008

Report of Independent Registered Public Accounting Firm
To the Partners of The Lexington Master Limited Partnership
     We have audited the accompanying consolidated balance sheet of The Lexington Master Limited Partnership (the “Partnership”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in partners’ equity, and cash flows for the years ended December 31, 2006 and 2005. Our audit also included the 2006 and 2005 information included in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Lexington Master Limited Partnership as of December 31, 2006, the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 and 2005 information included in the financial statement schedule, when considered in relation to the basic 2006 and 2005 consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 29, 2007
(March 12, 2008 as to the discontinued operations discussed in Note 11)

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(In thousands, except unit data)

	December 31,
	2007	2006
ASSETS:
Real estate, at cost
Buildings and improvements	$1,599,541	$1,342,998
Land and land estates	227,537	108,952

Total real estate investments	1,827,078	1,451,950

Less accumulated depreciation and amortization	(419,659)	(475,226)

Real estate investments, net	1,407,419	976,724

Properties held for sale — discontinued operations	92,357	49,935
Cash and cash equivalents	321,570	57,624
Investment in marketable equity securities, at fair value	200	25,760
Rent receivable -current	18,663	34,093
Rent receivable -deferred	29,150	28,019
Loans and interest receivable (including $26,612 and $0 from a related party)	26,612	6,469
Investment in non-consolidated entities	227,077	102,632
Deferred costs, net	25,883	11,291
Lease intangibles, net	155,375	33,782
Other assets (including $1,250 and $963 from related parties)	38,638	69,943

	$2,342,944	$1,396,272

LIABILITIES, MINORITY INTERESTS AND EQUITY

Liabilities:
Mortgage notes payable (including $21,378 and $20,886 to related parties)	$788,428	$279,304
Note payable	213,635	547,199
Exchangeable notes payable, net of unamortized discount	431,115	—
Embedded derivative financial instrument, at fair value	1,800	—
Contract right mortage note payable	13,444	12,231
Accrued interest payable (including $487 and $434 to related parties)	15,512	4,093
Accounts payable and other liabilities (including $733 and $0 to a related party)	16,208	5,644
Deferred revenue-below market leases	19,924	12,192
Prepaid rent	5,094	1,801
Distributions payable	169,355	28,988
Liabilities of discontinued operations	86,726	110

Total Liabilities	1,761,241	891,562

Commitments and contingencies (note 3 and 10)

Minority interests	17,302	13,236
Partners’ equity (68,426,429 and 51,533,504 limited partnership units outstanding at December 31, 2007 and December 31, 2006, respectively)	564,401	491,474

	$2,342,944	$1,396,272

See accompanying notes to consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit data)

	Years Ended
	2007	2006	2005
Gross revenues:
Rental	$189,539	$158,776	$144,565
Advisory and incentive fees	8,530	248	287
Tenant reimbursements	9,735	1,282	27

Total gross revenues	207,804	160,306	144,879

Expense applicable to revenues:
Depreciation and amortization	(67,401)	(29,774)	(22,728)
Property operating	(22,773)	(10,244)	(3,230)
General and administrative	(12,931)	(40,445)	(15,068)
Impariment charges	—	(1,440)	(2,750)
Non-operating income	14,458	13,826	4,081
Interest and amortization	(69,037)	(49,792)	(50,245)
Debt satisfaction charge	(2,434)	(382)	(22,282)
Decline in fair value of embedded derivative liability	21,225	—	—

Income before state and local taxes, equity in earnings of non- consolidated entities,gain on sale of marketable equity securities, net, minority interests and discontinued operations	68,911	42,055	32,657
State and local taxes	(1,007)	(2,235)	(1,585)
Equity in earnings of non-consolidated entities	27,895	3,451	3,128
Gain on sale of marketable equity securities, net	1,948	1,650	2
Minority interests	(12,515)	(12,186)	(9,765)

Income from continuing operations	85,232	32,735	24,437

Discontinued operations:
Income from discontinued operations	13,171	33,296	51,315
Debt satisfaction charges	(63)	(933)	(8,178)
Gains from disposal of real estate	61,131	68,582	17,707
Impairment charges	—	—	(26,965)
Minority interests	(8,021)	(4,338)	(9,021)

Total income from discontinued operations	66,218	96,607	24,858

Net income	$151,450	$129,342	$49,295

Comprehensive income:
Net income	$151,450	$129,342	$49,295
Change in unrealized net gain on investment in marketable equity securities	801	1,058	164
Change in unrealized (loss) gain on interest rate derivatives	(649)	1,004	1,000
Change in unrealized loss from non-consolidated entities	(8,390)	—	—
Less reclassification adjustment from gains included in net income	(3,312)	(77)	—

Other comprehensive (loss) income	(11,550)	1,985	1,164

Comprehensive income	$139,900	$131,327	$50,459

Per limited partnership unit data:
Income from continuing operations	$1.53	$0.64	$0.61
Income from discontinued operations	1.18	1.87	0.62

Net income per limited partnership unit	$2.71	$2.51	$1.23

Distributions per limited partnership unit	$3.60	$2.06	$1.33

Weighted average limited partnership units outstanding	55,923,235	51,519,435	40,081,386

See accompanying notes to consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Consolidated Statements of Changes in Partners’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except unit data)

			Accumulated
	Limited		Other	Total
	Partnership	Partners’	Comprehensive	Partners’
	Units	Capital	Income (Loss)	Equity
Balance at December 31, 2004	38,291,354	$203,785	$—	$203,785
Net income	—	49,295	—	49,295
Issuance of units	12,500,000	231,138	—	231,138
Issuance of units — exclusivity rights	1,000,000	20,000	—	20,000
Minority interest charge	—	12,917	—	12,917
Distributions	—	(55,073)	—	(55,073)
Limited partner buyouts	(291,354)	(2,042)	—	(2,042)
Change in unrealized gain on investment in marketable equity securities	—	—	164	164
Change in unrealized gain on interest rate derivatives	—	—	1,000	1,000

Balance at December 31, 2005	51,500,000	460,020	1,164	461,184
Net income	—	129,342	—	129,342
Issuance of units	33,535	724	—	724
Minority interest charge	—	4,510	—	4,510
Distributions	—	(106,270)	—	(106,270)
Limited partner buyouts	(31)	(1)	—	(1)
Change in unrealized gain on investment in marketable equity securities, net of reclassification of $85 included in net income	—	—	972	972
Change in unrealized gain on interest rate derivatives, net of reclassification of $(8) included in net income	—	—	1,013	1,013

Balance at December 31, 2006	51,533,504	488,325	3,149	491,474
Net income	—	151,450	—	151,450
Issuance of units	16,892,974	167,690	—	167,690
Minority interest charge	—	(1,946)	—	(1,946)
Distributions	—	(232,716)	—	(232,716)
Limited partner buyouts	(49)	(1)	—	(1)
Change in unrealized gain on investment in marketable equity securities net of reclassification adjustment of $1,948 included in net income	—	—	(1,147)	(1,147)
Change in unrealized gain on interest rate derivatives, net of reclassification of $1,364 included in net income	—	—	(2,013)	(2,013)
Change in net unrealized loss from non-consolidated entity	—	—	(8,390)	(8,390)

Balance at December 31, 2007	68,426,429	$572,802	$(8,401)	$564,401

See accompanying notes to consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$151,450	$129,342	$49,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs, land estates, loan discounts and lease intangibles	37,175	8,571	6,633
Depreciation expense	42,526	42,764	46,845
Change in fair value of embedded derivative	(21,225)	—	—
Gain from disposal of marketable equity securites	(1,948)	(1,650)	(2)
Gain from disposal of real estate	(61,131)	(68,582)	(17,707)
Debt satisfaction charges, net	2,497	1,315	30,460
Other non-cash items	(8,530)	9,500	10,500
Impairment charges	—	1,440	29,715
Bad debt expenses	205	853	—
Minority interest expense	20,536	16,523	18,786
Straight-lining of rental income	17,485	11,787	5,741
Interest earned on restricted cash	(502)	(1,926)	(239)
Equity in earnings of non-consolidated entities	(27,895)	(3,451)	(3,128)
Distributions of accumulated earnings from non-consolidated entities	5,670	412	399
Changes in operating assets and liabilities:
Receivables and other assets	2,045	(12,045)	(2,164)
Accounts payable and other liabilities	17,980	555	(32,551)

Net cash provided by operating activities	176,338	135,408	142,583

Cash Flows from Investing Activities:
Investments in real estate properties and intangible assets	(232,736)	(196,574)	(286)
Change in restricted cash	39,078	(12,482)	(16,777)
Net deposits for future real estate acquisitions/sales	252	(5,290)	(2,126)
Refund of deposits for real estate acquisitions	—	7,416	—
Investment in debt securities	—	(53,616)	—
Loan origination costs	—	(21)	—
Loans receivable to related party, net	(26,612)	—	—
Collection of loan receivable	6,428	72	—
Construction in progress	(1,428)	(901)	—
Distributions from non-consolidated entities in excess of accumulated earnings	6,801	10,883	—
Proceeds from disposal of marketable equity securities	27,286	15,647	143
Purchase of marketable equity securities	(723)	(33,334)	(5,171)
Issuance of loan receivable	—	—	(6,500)
Net proceeds from disposal of real estate and investments in limited partnerships	174,335	172,307	44,911
Leasing costs incurred	(3,588)	(3,635)	(65)
Cash related to previously non-consolidated entities	9,111	419	44,405
Investments in partnerships and joint ventures	(97,987)	(81,750)	(80)

Net cash (used in) provided by investing activities	(99,783)	(180,859)	58,454

Cash Flows from Financing Activities:
Principal payments of mortgage notes	(33,259)	(95,244)	(277,685)
Principal payments of note payable	(558,565)	(46,263)	(319,035)
Principal payments of contract right mortgage notes	—	—	(85,481)
Proceeds from note payable	225,000	—	477,759
Proceeds from mortgage notes	229,640	140,555	—
Proceeds from exchangeable notes	450,000	—	—
Proceeds from line of credit	—	32,025	—
Mortgage prepayment penalities	—	(508)	(23,548)
Proceeds from issuance of LP units	—	—	231,139
Distributions to partners	(92,348)	(94,663)	(37,692)
Limited partner buyouts	(1)	(1)	(2,042)
Distributions to minority interests	(19,255)	(5,903)	(5,622)
Contributions from minority interests	—	—	1,666
Financing costs	(13,821)	(1,739)	(6,997)

Net cash provided by (used in) financing activities	187,391	(71,741)	(47,538)

Net increase (decrease) in cash and cash equivalents	263,946	(117,192)	153,499
Cash and Cash Equivalents at Beginning of Year	57,624	174,816	21,317

Cash and Cash Equivalents at End of Year	$321,570	$57,624	$174,816

See accompanying notes to consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
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
     On December 31, 2006, Newkirk completed its merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust (the “Merger”). Pursuant to the Merger, (1) each unit of limited partnership interest in the Partnership was converted into 0.80 units and (2) each holder of Newkirk’s common stock received 0.80 common shares of LXP in exchange for each share of Newkirk common stock, and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). In addition, a wholly owned subsidiary of Lexington (“Lex GP-1 Trust”) became the new general partner of the Partnership, and the name of the Partnership was changed to The Lexington Master Limited Partnership. The Partnership serves as an operating partnership for Lexington. As of December 31, 2007, Lexington, through a wholly-owned subsidiary, Lex LP-1 Trust, owned approximately 50% of the outstanding limited partnership units of the Partnership.
     Pursuant to the agreement of limited partnership, the units issued and outstanding are currently redeemable at certain times, only at the option of the holders, for Lexington common shares or, on a one-for-one basis, at Lex GP-1 Trusts’ option, cash at various dates and are not otherwise mandatory redeemable by the Partnership.
     In addition, unit holders at the time of the Merger other than Lexington, have voting rights equivalent to common shareholders of Lexington through the Special Voting Preferred Share. Pursuant to a voting trustee agreement, NKT Advisors, LLC (“NKT Advisors”), our former advisor and an affiliate of Michael L. Ashner, Lexington’s Executive Chairman and Director of Strategic Acquisitions, holds the one share of Lexington’s special voting preferred stock and is required to cast the votes attached to the special voting preferred stock in proportion to the votes it receives from voting unit holders provided that Vornado will not have the right to vote for board members of Lexington at any time when an affiliate of Vornado is serving or standing for election as a board member of Lexington. NKT Advisors will be entitled to vote in its sole discretion to the extent the voting rights of Vornado’s affiliates are so limited. At December 31, 2007, the number of votes held by the Special Voting Preferred Share was 34,208,538.
     In 2007, 2006 and 2005, the Partnership acquired from its limited partners 49, 31, and 291,354, respectively, of its units of limited partnership interest.
     The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of December 31, 2007, and 2006 the Partnership owned interests in approximately 150 and 169 consolidated properties located in 34 and 33 states, respectively.
During 2007, Lexington announced a strategic restructuring plan. The plan, when and if completed, will restructure Lexington into a company consisting primarily of:
•	a wholly-owned portfolio of core office assets;

•	a wholly-owned portfolio of core warehouse/distribution assets;

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
•	a continuing 50.0% interest in a co-investment program that invests in senior and subordinated debt interests secured by both net- leased and multi-tenanted real estate collateral;

•	a minority interest in a co-investment program that invests in specialty single-tenant real estate assets; and

•	equity securities in other net lease companies owned either individually or through an interest in one or more joint venture or co-investment programs.
     In connection with Lexington’s strategic restructuring plan, the Partnership:
•	acquired substantially all of the outstanding interests in Lexington Acquiport Company, LLC, one of Lexington’s co-investment programs, which resulted in the Partnership becoming the sole owner of the co-investment program’s ten primarily single tenant net leased properties;
•	acquired substantially all of the remaining interests in Lexington/Lion Venture L.P., one of Lexington’s co-investment programs, and thus acquired six primarily single tenant net leased properties owned by the co-investment program;
•	formed a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. which acquired 12 assets owned by the Partnership and 18 assets previously owned by Lexington, and which in addition is under contract to acquire an additional two assets owned by the Partnership and 11 assets owned by Lexington and may invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets; and
•	sold non-core properties.
Neither the Partnership nor Lexington can provide no assurances that the strategic restructuring plan will be successfully completed or complete the sale/contribution of the remaining 13 assets under contract for sale/contribution or acquire any additional assets through its newly formed co-investment program.
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation and Consolidation. The Partnership’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the Partnership to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Partnership controls the entity’s voting shares or similar rights, the entity is consolidated.
     Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates made include the recoverability of accounts and notes receivable, allocation of property purchase price to tangible and intangible assets, the determination of impairment of long-lived assets and investment in and advances to non-consolidated entities and the useful lives of long-lived assets. Actual results could differ from those estimates.
     Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
     The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
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
     In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.
     The aggregate value of other acquired intangible assets, consisting of in-place leases and customer relationships, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and customer relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.
     Revenue Recognition. The Partnership recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
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
     Accounts Receivable. The Partnership continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Partnership has identified. As of December 31, 2007 and 2006, the Partnership’s allowance for doubtful accounts was insignificant.
     Impairment of Real Estate and Investments in Non-consolidated Entities. The Partnership evaluates the carrying value of all real estate and investments in non-consolidated entities and intangible assets held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.
     Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings and building improvements over periods ranging from eight to 40 years, land improvements from 15 to 20 years, and fixtures and equipment over five years.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Only costs incurred to third parties in acquiring properties are capitalized. No internal costs (rents, salaries, overhead) are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.
     Properties Held For Sale. The Partnership accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.
     Investments in Non-consolidated Entities. The Partnership accounts for its investments in 50% or less owned entities under the equity method, unless pursuant to FIN 46R consolidation is required or if its investment in the entity is less than 3% and it has no influence over the control of the entity and then the entity is accounted for under the cost method.
     Marketable Equity Securities. The Partnership classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses, including the Partnership’s proportionate share of the unrealized gains or losses from non-consolidated entities, reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the Consolidated Statement of Operations. Sales of securities are recorded on the trade date and gains and losses are generally determined by the specific identification method.
     Investments in Debt Securities. Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with other assets in the accompanying Consolidated Balance Sheet and amounted to $11,566 and $11,000 at December 31, 2007 and 2006, respectively. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment and would reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Partnership considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
     Notes Receivable. The Partnership evaluates the collectability of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired, when based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.
     Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the tenant lease.
     Tax Status. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred.
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

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Net Income per Unit. Net income per unit is computed by dividing net income by 55,923,235, 51,519,435 and 40,081,386 weighted average units outstanding during the years ended December 31, 2007, 2006 and 2005, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.
     Distributions; Allocations of Income and Loss. As provided in the Partnership’s partnership agreement, distributions are allocated to the limited partners based on their ownership of units. No distributions, or net income or loss allocation, are made to the general partner. Income and loss for financial reporting purposes is allocated to limited partners based on their ownership of units. Special allocation rules in partnership agreements affect the allocation of taxable income and loss. The Partnership paid or accrued distributions of $232,716 ($3.60 per unit); $106,270 ($2.06 per unit) and $55,073 ($1.33 per unit) to its limited partners during the years ended December 31, 2007, 2006 and 2005, respectively.
     Fair Value of Financial Instruments. Financial instruments held by the Partnership include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable and contract right mortgage note payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the exchangeable notes was determined to be approximately $393,750 at December 31, 2007. The fair value of the Partnership’s interest rate swap and interest rate caps was approximately $0, $2,600 and $1,700 at December 31, 2007, 2006 and 2005, respectively. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Partnerships’ financial instruments.
     Derivative Financial Instruments. The Partnership accounts for its interest rate swap agreement and interest rate cap agreements in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. In accordance with FAS No. 133, the interest rate swap and cap agreements are carried on the balance sheets at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Certain of these transactions are designated as “cash flow hedges” and one of the Partnership’s interest rate cap agreements was not designated as a hedge instrument and was measured at fair value with the resulting gain or less being recognized in interest expense in the period of change. Since the Partnership’s interest rate swap and one of the Partnership’s cap agreements are designated as “cash flow hedges,” comprehensive income or loss for hedges that qualify as effective and the related change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged item affects earnings. The ineffective amount of the interest rate swap and cap agreement, if any, is recognized in earnings each quarter. During the fourth quarter of 2006, the Partnership recognized an approximately $8 decrease in the value of its interest rate cap agreement in earnings as a result of a portion of the hedge thereof being ineffective. In 2007, the Partnership sold its interest rate swap agreement for $1,870 and discontinued hedge accounting for both its interest rate swap and cap agreements and recognized earnings of approximately $1,400.
     Upon entering into hedging transactions, the Partnership documents the relationship between the interest rate swap and cap agreements and the hedged item. The Partnership also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Partnership assesses, both at inception of a hedge and on and on-going basis, whether or not the hedge is highly “effective”, as defined by FAS No. 133. The Partnership discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; or (3) it is determined that designating the derivative as an interest rate swap or cap agreements is no longer appropriate.. The Partnership utilizes interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.
     Unit Redemptions. The Partnership’s limited partnership units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington common shares or, on a one-for-one basis, at Lex GP-1 Trusts’ option, cash at various dates. These units are not otherwise mandatory redeemable by the Partnership. As of December 31, 2007, Lexington’s common shares had a closing price of $14.54 per share. Assuming all outstanding limited partner units not held by Lexington were redeemed on such date the estimated fair value of the units is $497,880. Lex GP-1 Trust has the ability and intent to settle such redemptions in Lexington common shares.
     Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.
     Restricted Cash. Restricted cash, which is included in other assets in the consolidated balance sheet, is comprised primarily of cash balances held by lenders for construction and tenant improvement reserves and amounts deposited to complete tax-free exchanges.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2007 and 2006, the Partnership is not aware of any environmental matter that could have a material impact on the financial statements.
     Segment Reporting. The Partnership operates generally in one industry segment — real estate assets.
     Reclassifications. Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation, including reclassifying certain income statement captions for properties held for sale as of December 31, 2007 and properties sold during 2007, which are presented as discontinued operations.
     Recently Issued Accounting Standards and Pronouncements.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and /or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Partnerships’ consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement did not have a material impact on the Partnership’s financial position or results of operations.
     In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 resulted in the consolidation of one previously unconsolidated partnership.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     The impact of the adoption on the January 1, 2006 balance sheet was as follows:

	Pre-Consolidation	Consolidated
Assets:
Cash	$—	$177
Land	—	1,028
Building, net	—	18,663
Equity investment in limited partnership	6,538	—
Deferred costs, net	—	334

	$6,538	$20,202

Liabilities:
Mortgage loan	$—	$13,664

	$—	$13,664

     In 2005, the EITF released Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-06 did not have a material impact on the Partnership’s financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have a material impact on the Partnership’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of this statement is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has determined that we will not adopt the fair value provisions of this pronouncement so it will have no impact on the Partnership’s financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits us to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
information is next presented. The Partnership adopted SAB 108 effective December 31, 2006, and its adoption had no impact on the Partnership’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interest expense will no longer be recorded in the income statement.
     In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (EITF 07-06). EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.
     In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.
Note 3 — Real Estate Investments and Lease Intangibles
     Most of the Partnership’s approximately 150 consolidated properties are each net-leased to a single commercial tenant. The leases are similar in many respects and generally provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; require the tenant to maintain insurance against casualty and liability losses; permit the tenant to sublet the property; and afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that its continued use and occupancy of the property would be uneconomic or unsuitable.
     The Partnership’s ability to maintain and operate its properties and satisfy its contractual obligations is dependent upon the performance by the tenants of their obligations under their lease agreements with the Partnership. Under certain conditions certain of the tenants have an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a price stated in the lease agreement.
     Some of the Partnership’s properties are encumbered by mortgages and notes payable.
     The Partnership acquired five and 13 properties during 2007 and 2006, respectively, from unaffiliated third parties.
     During 2007, the Partnership completed transactions with Lexington, summarized as follows:
     Lexington Acquiport Company LLC (LAC)
     The Partnership and Lexington entered into purchase agreements with the Common Retirement Fund of the State of New York (“NYCRF”), Lexington’s 66.67% partner in one of Lexington’s co-investment

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
programs, whereby after certain assets were distributed to Lexington and NYCRF, the Partnership acquired 100% of the remaining interests in LAC. Accordingly, the Partnership became the owner of ten primarily single tenant net leased real estate properties. The Partnership acquired the properties through a cash payment of approximately $117,800, issuance of approximately 3,100,000 limited partner units to Lexington, and assumed approximately $169,235 in non-recourse mortgage debt. The debt assumed by the Partnership bears interest at stated rates ranging from 6.00% to 8.19% with a weighted-average stated rate of 7.40%. In addition, the debt matures at various dates ranging from 2010 and 2012.
     Lexington/Lion Venture L.P. (LION)
     The Partnership, Lexington and Lexington’s 70.0% partner in LION entered into a transaction whereby the Partnership acquire a 100% interest in certain properties held by LION. The Partnership acquired six properties, which are subject to non-recourse mortgage debt of approximately $94,181. The debt assumed by the Partnership bears interest at stated rates ranging from 4.8% to 6.2% with a weighted-average stated rate of 5.3% and matures at various dates ranging from 2012 to 2015. In addition, the Partnership issued approximately 4,100,000 limited partner units to Lexington in connection with the transaction and the Partnership paid approximately $6,600 of additional consideration, net of its incentive fee earned on this transaction, to Lexington’s former partner. In connection with this transaction, the Partnership recognized $8,530 as an incentive fee in accordance with the LION partnership agreement and approximately $21,141 in gains relating to properties transferred to Lexington’s former partner, which are reported as equity in earnings of non-consolidated entities.
     In accordance with U.S. generally accepted accounting principles, the Partnership recorded the assets and liabilities at fair value to the extent of the interests acquired, with a carryover basis for all assets liabilities to the extent of the Partnership’s ownership. The allocation of the purchase price is based upon estimates and assumptions. The Partnership engaged a third party valuation expert to assist with the fair value assessment of the real estate. The current allocations are substantially complete; however, there may be certain items that the Partnership will finalize once it receives additional information. Accordingly, the allocations are subject to revision when final information is available, although the Partnership does not expect future revisions to have a significant impact on its financial position or results of operations.
     Other
     On December 20, 2007 Lexington contributed eight properties to the Partnership in exchange for 5,078,080 units of limited partnership interest and the assumption of approximately $77,308 in non-recourse mortgage debt. These properties were immediately contributed to a newly formed co-investment program (See Note 6 — Investment in non-consolidated entities).
     Lexington also contributed two properties on December 31, 2007 to the Partnership in exchange for 4,634,115 units of limited partnership interest and the assumption of $136,344 in non-recourse mortgage debt. The debt assumed by the Partnership bears interest at stated rates of 5.7% and 6.3% and matures in 2013 and 2015.
     The Partnership recorded these assets and liabilities at Lexington’s historical carry over basis.
     For the properties acquired during 2007, including those properties acquired from Lexington, the components of intangible assets and the respective weighted average lives are as follows:

		Weighted
		Average
	Costs	Life (Years)
Lease origination costs	$87,494	5.5
Customer relationships	$65,340	4.7
Above-market leases	$8,754	3.1

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     As of December 31, 2007 and 2006, the components of intangible assets are as follows:

	2007	2006
Lease origination costs	$121,697	$34,242
Customer relationships	$65,340	$—
Above-market leases	$10,432	$1,480
     The estimated net amortization of the above intangibles for the next five years is $36,649 in 2008, $33,952 in 2009, $23,711 in 2010, $21,089 in 2011 and $14,798 in 2012.
     Below-market leases, net of amortization, which are included in deferred revenue, are $19,924 and $12,168, respectively, as of December 31, 2007 and 2006. The estimated accretion for the next five years is $2,541 in 2008, $2,536 in 2009, $2,486 in 2010, $2,477 in 2011 and $2,386 in 2012.
     The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (1):

Year Ending
December 31,
2008	$223,261
2009	164,419
2010	136,740
2011	125,832
2012	109,670
Thereafter	412,351

$1,172,273

(1)	Net of future lease incentive payments owed to tenants
     Two tenants accounted for approximately 28% and 25% of the aggregate rental revenues, including discontinued operations, of the Partnership in 2007 and 2006, respectively. Three tenants accounted for approximately 37% of the aggregate rental revenues including discontinued operations of the Partnership in 2005.
     The Partnership owns the fee interest in the land on which certain of its properties are located, leases the land pursuant to ground leases, or holds an estate for years with an option to lease the land upon expiration of the estate for years.
     The rent payable under the ground leases is as follows:

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006

Year Ending
December 31,
2008	$2,148
2009	2,151
2010	2,132
2011	1,776
2012	1,448
Thereafter	2,428

$12,083

Note 4 — Marketable Equity Securities
     Marketable equity securities are as follows:
2007:

			Unrealized
		Cost at	Gain (Loss) at	Balance at
	Date	December 31,	December 31,	December 31,
Name	Purchased	2007	2007	2007
American Financial Realty	Various	$32	$(2)	$30
Capital Leasing Funding Inc.	Various	95	(11)	84
Gladstone Commerical Corp.	Various	17	1	18
National Retail Properties, Inc.	Various	22	1	23
Other real estate securities	Various	45	0	45

		$211	$(11)	$200

2006:

			Unrealized
		Cost at	Gain at	Balance at
	Date	December 31,	December 31,	December 31,
Name	Purchased	2006	2006	2006
American Financial Realty	Various	$4,141	$435	$4,576
Capital Leasing Funding Inc.	Various	974	186	1,160
Spirit Finance Corporation	Various	2,978	140	3,118
WP Carey & Co., LLC	Various	15,783	310	16,093
Other real estate securities	Various	748	65	813

		$24,624	$1,136	$25,760

Note 5 — Mortgage Notes Payable, Note Payable, Exchangeable Notes Payable and Contract Right Mortgage Note Payable
     Mortgage Notes Payable. The Partnership, excluding discontinued operations, had outstanding mortgage notes payable with an aggregate principal balance of $788,428 and $279,304 at December 31, 2007 and 2006, respectively. The mortgage notes mature on various dates from 2008 to 2017. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 6.02% at December 31, 2007 and 5.97% at December 31, 2006. All the mortgage notes are collateralized by the Partnership’s real estate; some of the mortgage notes are cross-collateralized.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Note Payable. In August 2005, the Partnership refinanced its then existing loan with Bank of America with a loan from KeyBank N.A. and Bank of America, N.A. The loan had an outstanding principal balance of $547,199 on December 31, 2006 and bore interest at the election of the Partnership at a rate equal to either (1) the LIBOR Rate plus 175 basis points or (2) the prime rate then charged by KeyBank N.A. plus 50 basis points. The loan was fully repaid in 2007.
     The Partnership obtained a $225,000 secured term loan from Keybank N.A. in June 2007. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan requires the Partnership to make principal payments from the proceeds of certain property sales, unless the proceeds are used to complete a tax-free exchange, and refinancing of certain properties. The secured term loan has customary covenants which the Partnership was in compliance with at December 31, 2007. As of December 31, 2007, there is $213,635 outstanding relating to this note.
     Revolving Credit Line. On April 7, 2006, the Partnership entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000. The revolving credit facility was scheduled to mature on April 7, 2009. Amounts borrowed under the revolving credit line bore interest at rates based on the Partnership’s leverage ratio ranging from LIBOR plus 1.35% to LIBOR plus 2.00%. In addition, the Partnership was required to pay a 12.5 or 25 basis point fee on the unused portion of the line, depending on the amount borrowed. On December 29, 2006, the Partnership terminated the agreement.
     Exchangeable Notes Payable. During 2007, the Partnership issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. These notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity and upon certain events. The notes were convertible by the holders into common shares of Lexington, at a price of $25.25 per share, subject to adjustment upon certain events. The initial exchange rate is subject to adjustment under certain events including increases in the Lexington’s rate of dividends. Due to the special dividend declared by Lexington’s Board of Trustees in 2007 the exchange price per share is currently $21.99 per share. Upon exchange the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares of Lexington at Lexington’s option.
     The Exchangeable Notes were issued at a discount of $23,025 (representing initial fair value of the embedded derivative relating to the conversion feature of the exchangeable notes, as described in Note 7). In addition, the Partnership incurred issuance costs of approximately $10,649. Amortization of the discount and issuance costs of $6,104, calculated over a five year period, was recorded in interest expense for the year ended December 31 2007.
     The fair value of these notes was approximately $393,750 at December 31, 2007. In addition, the Partnership is in compliance with its obligations under the documents governing this debt instrument. Subsequent to year end the Partnership has repurchased certain exchangeable notes at an average of 87.5% of face value. (See Note 14-Subsequent Events)
     Contract Right Mortgage Note Payable. The Partnership has one contract right mortgage note payable with a principal balance of $13,444 and $12,231 at December 31, 2007 and 2006, respectively. The contract right mortgage note has a fixed interest rate of 9.68%, and principal payments commence in 2009.
     In connection with the Partnership’s refinancings, real estate sales and repayments of mortgage debt during 2007, 2006 and 2005, the Partnership has recognized a debt satisfaction charge of $2,497, $1,315 and $30,460, respectively. Of the 2007, 2006 and 2005 amounts, $63, $933 and $8,178, respectively, are included in discontinued operations.
     Scheduled payments of principal at December 31, 2007, for the next five years and thereafter through maturity, are as follows:

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006

				Contract
	Mortgage			Right
	Notes		Exchangeable	Mortgage
Year	Payable	Note Payable	Notes *	Note Payable	Total
2008	$39,879	$—	$—	$—	$39,879
2009	48,991	213,635	—	229	262,855
2010	78,339	—	—	491	78,830
2011	62,326	—	—	540	62,866
2012	83,807	—	450,000	593	534,400
Thereafter	475,086	—	—	11,591	486,677

	$788,428	$213,635	$450,000	$13,444	$1,465,507

*	exclusive of discount (also assumes notes are put to the Partnership in 2012)
     Note 6 — Investments in Non-Consolidated Entities
     The Partnership has investments in various non-consolidated entities, including a co-investment program to acquire and originate loans, a co-investment program to invest in specialty real estate, a joint venture to acquire shares in a real estate investment trust and interests in real estate limited partnerships.
     Concord Debt Holdings LLC (Concord)
     On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR), and Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman and Director of Strategic Acquisitions, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. The co-investment program is owned equally by Winthrop and the Partnership. The Partnership and Winthrop have committed to invest up to $162,500 each in Concord. As of December 31, 2007 and 2006, $155,830 and $93,051, respectively, was the Partnership’s investment in Concord. All profits, losses and cash flows are distributed in accordance with the respective membership interests.
     Concord is governed by an investment committee which consists of three members appointed by each of Winthrop and the Partnership with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote by four of the six members appointed by Winthrop and the Partnership. Pursuant to the terms of the limited liability company agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, require the consent of the investment committee; provided, however, the consent of both Winthrop and the Partnership is required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the Partnership would require consent of Winthrop’s Conflicts Committee or the Lexington’s independent trustees.
     The Partnership accounts for this investment using the equity method.
     Concord’s condensed balance sheets were as follows:

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Cash and restricted cash	$19,094	$148,261
Investments (including debt securities at fair value of $188,073 and $87,054)	1,140,108	450,870
Other assets	12,770	10,744

Total assets	$1,171,972	$609,875

Accounts payable and other liabilities	$12,076	$2,817
Collateralized debt obligations	376,650	376,650
Repurchase agreements	472,324	43,893
Members’ equity	310,922	186,515

Total liabilities and members’ equity	$1,171,972	$609,875

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Concord’s condensed statements of comprehensive income (loss) was as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2007	2006
Interest and other income	$68,453	$12,714
Interest expense	(41,675)	(6,156)
Impairment charge	(11,028)	—
Other expenses and minority interest	(5,554)	(3,878)

Net income	10,196	2,680
Other comprehensive loss	(16,780)	—

Comprehensive income (loss)	$(6,584)	$2,680

     The co-investment program commenced operations on March 31, 2006.
     Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired. Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on valuations performed by Concord’s management. The unrealized loss on Concord’s bonds is the result of a decrease in the value compared to the acquisition cost of the securities.
     Net Lease Strategic Assets Fund L.P. (NLS)
     Net Lease Strategic Assets Fund L.P. is a co-investment program with Inland American (Net Lease) Sub, LLC ( Inland). NLS was established to acquire specialty real estate in the United States. In connection with the formation of NLS the Partnership contributed 12 properties with an agreed upon value of $102,660 to NLS along with $6,721 in cash and Inland contributed $121,676 in cash. In addition, Lexington sold for cash 18 properties, or interest therein, to NLS. The properties, including interests therein, were subject to $186,300 in mortgage debt. After such formation transaction Inland and the Partnership owned 85.0% and 15.0% of NLS’s common equity and the Partnership owned 100% of NLS’s $87,615 preferred equity. The Partnership’s equity method investment in NLS was $48,654 at December 31, 2007 which includes the cash contributed, the historical carrying value of properties contributed and the Partnership's share of net income for 2007.
     Inland and the Partnership are entitled to a return on/of their respective investments as follows: (1) Inland-9.0% on its common equity; (2) the Partnership-6.5% on its preferred equity; (3) the Partnership-9.0% on its common equity; (4) return of the Partnership preferred equity; (5) return of Inland common equity; (6) return of the Partnership common equity; and (7) any remaining cash flow is allocated 65.0% to Inland and 35.0% to the Partnership as long as the Partnership is the general partner, if not, allocations are 85.0% to Inland and 15.0% to the Partnership.
     In addition to the initial capital contributions, the Partnership and Inland may invest an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets. Lexington Realty Advisors “LRA”’ a Lexington subsidiary, has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital; (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability under the applicable lease); and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by the NLS.
     In addition, NLS has a right to acquire two additional properties from the Partnership and 11 properties from Lexington. The acquisition of each of the 13 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions.  Accordingly, neither the Partnership, Lexington nor NLS can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire 11 of the assets by March 31, 2008, and two of the assets by June 30, 2008 NLS will no longer have the rights to acquire any of the 13 assets.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     The mortgage debt assumed by NLS has stated rates ranging from 5.2% to 8.5%, with a weighted average rate of 5.9% and maturity dates ranging from 2009 to 2025.
     The following is a summary historical cost basis selected balance sheet data as of December 31, 2007 and income statement data for the period from December 20, 2007 (date of sale/contribution) to December 31, 2007.

As of 12/31/07
Real estate, including intangibles	$405,834
Cash	1,884
Mortgages payable	171,556

For the period
12/20/07-12/31/07
Gross rental revenues	$951
Expenses	(352)

Net income	$599

     The Partnership incurred transaction costs relating to the formation of NLS of $2,316, which are included in general and administrative expenses in the 2007 consolidated statement of operations.
     LEX-Win Acquisition LLC (Lex-Win)
     During 2007, Lex-Win, an entity in which the Partnership holds a 28.0% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc., (“Wells”), a non-exchange traded entity at a price per share of $9.30. The tender offer expired in 2007 at which time Lex-Win received tenders based on the letters of transmittal it received for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. After submission of the letters to Wells, the actual number of shares acquired in Wells was approximately 3,900,000. During 2007, the Partnership funded $12,542 relating to this tender and received $1,890 relating to the adjustment of the tendered shares. WRT Realty, L.P. also holds a 28% interest in Lex-Win. Lexington’s Executive Chairman and Director of Strategic Acquisitions is an affiliate of WRT Realty, L.P. Profits, losses and cash flows are allocated in accordance with the membership interests.
     Other
     The Partnership’s equity investments in other real estate limited partnerships at December 31, 2007 consists primarily of six partnerships with ownership percentages ranging from 26.0% to 35.0%, and these partnerships own 35 properties. The Partnership’s equity investments in other real estate limited partnerships at December 31, 2006 consisted primarily of three partnerships with ownership percentages ranging from 24.0% to 30.5%, and these partnerships own three properties.
     The Partnership has paid a premium for its allocable share of the underlying limited partnerships, which resulted in an excess of the carrying amounts of the Partnership’s investment over the underlying net assets of these limited partnerships of $8,300 and $5,000 as of December 31, 2007 and 2006, substantially all of which relates to the difference between the fair values at the date of acquisition of the partnership’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Partnership’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $175, $132, and $128; for the years ended December 31, 2007, 2006 and 2005, respectively.
     The limited partnerships condensed combined statements of operations for the years ended December 31, 2007, 2006 and 2005 and condensed combined balance sheets as of December 31, 2007 and 2006 are as follows:

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Condensed Statements of Operations:

	Years Ended December 31,
	2007	2006	2005
Rental revenue and interest income	$22,851	$21,371	$27,289
Interest expense	(7,293)	(7,529)	(9,914)
Administrative expenses	(241)	(49)	(71)
Ground rent	(699)	(699)	(699)
Depreciation expense	(3,121)	(2,908)	(3,489)
Amortization expense	(108)	(265)	(525)

Net income	$11,389	$9,921	$12,591

     Condensed Balance Sheets:

	December 31,	December 31,
	2007	2006
Cash	$2,070	$1,582
Real estate, net	67,415	63,364
Other assets	2,127	2,257

Total assets	$71,612	$67,203

Accounts payable and other liabilities	$5,441	$814
Mortgages payable	62,993	70,680
Partners’ equity (deficit)	3,178	(4,291)

Total liabilities and partners’ equity (deficit)	$71,612	$67,203

     Note 7 — Derivative Instruments
     The Partnership had the following agreements in order to limit the exposure to interest rate volatility on its loan with KeyBank N.A.: a five year interest rate swap agreement with KeyBank N.A., effectively setting the LIBOR rate at 4.642% for $250,000 of the loan balance through August 11, 2010 and a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000. The Partnership designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the KeyBank N.A. loan, the Partnership sold its interest rate swap agreement for $1,870. The estimated fair market value of the interest rate cap is approximately zero at December 31, 2007. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400 to earnings during the first quarter of 2007, which has been included in non-operating income.
     During 2006, the Partnership recognized an approximate $8 decrease in the value of the interest rate cap agreement in earnings as a result of a portion of the hedge thereof being ineffective. No hedge ineffectiveness on cash flow hedges was recognized for the year ended December 31, 2005.
     The holders of the Exchangeable Notes (described in Note 5) have an option to exchange their notes under certain conditions for common shares of Lexington. This option was determined to be an embedded derivative, which was required to be separately accounted for and reported at estimated fair market value. The Partnership’s third party valuation consultant calculated the fair value

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
of this embedded derivative to initially be a liability of approximately $23,025. The valuation of the embedded derivative considers many factors, including interest rates and Lexington’s common stock price. The Partnership recognized a decrease in fair value of the embedded derivative liability of $21,225 as an increase to earnings during the year ended December 31, 2007. The embedded derivative had a fair value of $1,800 at December 31, 2007.
Note 8  — Variable Interest Entities
     FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Partnership evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Partnership determining that its loans and joint venture interests were potential variable interests. For each of these investments, the Partnership has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses; (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and their rights are not capped; and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.
     During the quarter ended March 31, 2006, the Partnership identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Partnership has loaned approximately $8,200 to Camfex as of December 31, 2007. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will require additional subordinate investment by the Partnership, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $29,308 at December 31, 2007. Camfex has additional mortgage debt of approximately $26,869 as of December 31, 2007. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. The Partnership has determined that its other loans and investments are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.
Note 9  — Related Party Transactions
     The following describes certain related party transactions not discussed elsewhere in the notes:
     Winthrop Realty Partners L.P. (“WRP”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman and Director of Strategic Acquisitions, performed asset management services for the Partnership and received a fee of $1,600 for the year ended December 31, 2005.
     For the period from November 7, 2005 to December 31, 2006, NKT Advisors performed the asset management services for the Partnership previously provided by WRP. For providing such services, NKT Advisors received an annual base management fee which was payable quarterly in arrears in cash. The annual base management fee was equal to the greater of (a) $4,800 or (b) 1.5% per annum of equity as defined. In addition, NKT Advisors was entitled to receive incentive management fees each fiscal quarter, payable quarterly in arrears, in an annual amount equal to 20.0% of the amount by which adjusted funds from operations for the Partnership, before incentive management fees exceeded certain hurdle amounts as defined in the agreement. The Partnership paid NKT Advisors a base management fee of $4,800 and $720 for the years ended December 31, 2006 and 2005, respectively. No incentive management fee was paid during the years ended December 31, 2006 and 2005. In connection with the Merger, the Advisory Agreement was terminated early, and the Partnership paid to NKT Advisors a termination payment of $12,500.
     The Partnership provided certain asset management, investor and administrative services to some unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Partnership earned $248 and $287 of management fees for these services for the years ended December 31, 2006 and 2005, respectively. The Partnership had receivables for management fees of $462, $784 and $812 due from these partnerships at December 31, 2007, 2006 and 2005, respectively.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     An affiliate Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman and Director of Strategic Acquisitions, began providing property management services at properties owned by the Partnership during 2006. The Partnership paid or accrued fees of $671 and $363 to Winthrop Management for the years ended December 31, 2007 and 2006, respectively.
     In connection with the Newkirk IPO, the Partnership was assigned an Exclusivity Services Agreement with Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer and Lexington’s Executive Chairman and Director of Strategic Acquisitions, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease asset, as defined. In consideration for the assignment of these rights, the Partnership issued 1,000,000 units (“Exclusivity Units”) to Newkirk for total consideration of $20,000. At the time of issuance of the Exclusivity Units, 500,000 of the 1,000,000 units were subject to forfeiture (reducing by 13,889 units per month) upon the occurrence of certain events. As a result of the Merger, the Exclusivity Units became no longer subject to forfeiture.
     An affiliate of Lexington’s Executive Chairman and Director of Strategic Acquisitions, WRP Sub-Management LLC provides management and accounting services to Concord effective January 1, 2007. WRP Sub-Management LLC earned a management fee of $1,872 for the year ended December 31, 2007. In addition, Concord reimbursed WRP Sub-Management LLC for payroll and related expenses of $699 for the year ended December 31, 2007. During 2006, Concord paid a fee of $1,066 to WRP, which represented the costs of the employees dedicated to Concord’s loan acquisition business. Another affiliate of Lexington’s Executive Chairman, First Winthrop Corporation “First Winthrop” provides partnership administrative services to certain consolidated and non-consolidated entities. First Winthrop earned fees of $58, $71 and $71 for 2007, 2006 and 2005, respectively.
     An entity owned by two of our unitholders, Newkirk RE Associates, provided partnership administrative services in 2007 to three of our non-consolidated entities and earned a fee of $77.
     The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties and one other property controlled by a former affiliate. The Partnership’s ownership interest, net of discount, amounted to $11,566 and $11,000 at December 31, 2007 and 2006, respectively, and the Partnership earned cash interest income of $1,200 per year for the years ended December 31, 2007, 2006 and 2005 related to this ownership interest.
     The Partnership advanced $26,612, net, to Lexington during 2007. The advances are payable on demand and bear interest at the rate charged by the Partnerships’ loan with KeyBank N.A.
     T-Two Partners LP is the beneficial owner of certain contract right mortgage loans. On November 7, 2005, the Partnership acquired ownership of T-Two Partners LP. Interest expense for the year ended December 31, 2005 included interest expense of $18,600 ($8,100 of which was included in discontinued operations) relating to these contract right mortgage loans.
     As of December 31, 2007 and 2006, $21,378 and $20,886, respectively, of mortgage notes payable are due to entities owned by two of the Partnership’s unit holders and Lexington’s Executive Chairman and Director of Strategic Acquisitions. The Partnership recognized interest expenses relating to these mortgages of $1,278, $1,269 and $1,258 for 2007, 2006 and 2005, respectively, and of these amounts $815, $780 and $747 are included in discontinued operations for 2007, 2006 and 2005, respectively. In addition, the Partnership leases a property to one of these entities. The Partnership recognized rent of $827 per year for 2007, 2006 and 2005.
     In August 2005, WRP loaned $200 to a partnership in which the Partnership has an interest. The loan accrued interest at a rate of prime plus 2.0%. The loan was repaid in the first quarter of 2006. Interest paid on this loan during the first quarter of 2006 was approximately $9.
     Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. As of December 31, 2007, approximately $7,700 of these costs were incurred by the Partnership of which $733 was owned to Lexington at December 31, 2007.
     Lexington leases office space from the Partnership’s property located in Chicago, Illinois. During 2007, the Partnership recognized rental income of approximately $47.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     Winthrop Realty Partners, L.P., an affiliate of Lexington Executive’s Chairman and Director of Strategic Acquisitions, earned a fee of $21 during 2007 to manage the affairs of Lex-Win.
     LRA earned management fees of approximately $7 in 2007 for managing two consolidated properties. LRA also earned a fee of $13 in 2007 under the management agreement with NLS.
Note 10 — Commitments and Contingencies
     On January 15, 2006, the Partnership entered into an agreement with U.S. Realty Advisors, LLC (“USRA”), whereby the Partnership agreed to pay to USRA the following amounts with respect to any properties acquired by the Partnership or a subsidiary in which USRA served as the identifying party:
1. 1.5% of the gross purchase price
2. 25.0% of net proceeds and net cash flow (as defined) after the Partnership receives a return of all its invested capital plus a 12.0% IRR.
     The property owned by the Partnership located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275 was paid to USRA during the year ended December 31, 2006 for the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of December 31, 2007.
     On December 31, 2006, the Partnership, Lexington, Lexington’s operating partnerships, Lepercq Corporate Income Fund LP (“LCIF”), Lepercq Corporate Income Fund II LP (“LCIF II”) and Net 3 Acquisition LP (“Net 3”) entered into a funding agreement. All references to Operating Partnerships in this paragraph refer to the Partnership, LCIF, LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common shares into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. The Partnership’s right to receive these loans will expire if Lexington contributes to the Partnership all of its economic interests in the other operating Partnerships and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter the Partnership will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid. No amounts have been advanced under this agreement.
     The Partnership has agreed with Vornado, a significant unitholder, to operate the Partnership as a real estate investment trust and will indemnify Vornado for any actual damages incurred by Vornado if the Partnership is not operated as a REIT. Clifford Broser, a member of Lexington’s Board of Trustees, is a Senior Vice President of Vornado.
Note 11 — Discontinued Operations and Sales of Real Estate
     The Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of these properties and properties sold as discontinued operations in the accompanying consolidated statements of operations. At December 31, 2007, the Partnership had two properties classified as held for sale with aggregate assets of $92,357 and liabilities, principally mortgage notes payable, aggregating $86,726. At December 31, 2006, the Partnership had eight properties classified as held for sale with aggregate assets of $49,935 and liabilities of $110 classified as held for sale in the accompanying consolidated balance sheet.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
     During the year ended December 31, 2007, the Partnership sold 34 properties and an interest in a real estate limited partnership for a combined gross sale price of $177,036 and recognized a net gain on sale of $61,131. During the year ended December 31, 2006, the Partnership sold 51 properties and a parcel of land for a combined sales price of approximately $193,000. The Partnership recognized a net gain on sale of these properties of $68,582. During the year ended December 31, 2005, the Partnership sold seven properties for a combined net sales price of $44,900. The Partnership recognized a net gain on sale of these properties of $17,707. The sales and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144.
     Discontinued operations for the properties sold and held for sale for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
Total gross revenues	$23,767	$61,694	$103,179
Net income, including gains on sales	$66,218	$96,607	$24,858
     The Partnership has not treated properties contributed to NLS as discontinued operations as it has continuing involvement with such assets through its partnership interest. In addition, management will not consider “non-core” assets being marketed for sale as discontinued operations until all criteria of SFAS 144 have been met, including that it is probable that a sale will take place within 12 months.
Note 12 — Supplemental Disclosure of Statement of Cash Flow Information
     During 2007, 2006 and 2005, the Partnership paid $53,280, $57,745 and $125,896, respectively, for interest and $1,245, $1,707 and $1,562, respectively, for state and local taxes.
     On November 7, 2005, in connection with the Partnership’s purchase of all the interests in T-Two Partners, LP (“T-Two Partners”), the Partnership assumed $269,400 of T-Two Partners’ debt as well as accounts payable of $12,800 and accrued interest payable of $300. Additionally, the Partnership received contract right mortgage receivables of $239,700.
     Also on November 7, 2005, the Partnership issued $20,000 or 1,000,000 units in the Partnership to Newkirk in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Newkirk.
     On March 31, 2006, the Partnership contributed net assets with a carrying value of approximately $22,000 to Concord.
     On May 5, 2006, the Partnership assumed a mortgage of $14,900 in connection with the purchase of the property located in Rockaway, New Jersey.
     On June 1, 2006, the Partnership issued approximately 32,192 units as consideration for the acquisition of limited partnership interests.
     On August 1, 2006, the Partnership issued approximately 1,343 units as consideration for the acquisition of limited partnership interests.
     The Partnership’s mortgage of $32,000 on its property located in Toledo, Ohio was assumed by the buyer in connection with the sale of the property in 2006.
     The Partnership entered into a consolidated joint venture to acquire a block of land in Baltimore, Maryland in 2006. The joint venture partner contributed land with a value of $2,500.
     In connection with the LAC and LION transactions on June 1, 2007, as discussed in Note 3, the Partnership paid approximately $124,500 in cash, issued 7,180,779 limited partner units to Lexington, and acquired approximately $400,700 in real estate, $102,800

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
in intangibles, $10,600 in cash, assumed $268,100 in mortgages payable, $7,500 in below market leases, and acquired $2,800 in other assets net of liabilities.
     On December 20, 2007, Lexington contributed eight properties to the Partnership in exchange for 5,078,080 limited partner units and acquired real estate and intangibles, net of accumulated depreciation and amortization, of $110,466 and assumed $77,202 in mortgage notes payable.
     In connection with the formation of NLS in 2007, the Partnership contributed real estate and intangibles, net of accumulated depreciation and amortization, of $117,770 and mortgage notes payable in the amount of $77,202 were assumed by NLS.
     The Partnership acquired two properties from Lexington on December 31, 2007 in exchange for 4,634,115 limited partner units, and acquired approximately $144,243 in real estate, $33,449 in intangibles, $5,489 in deferred rental revenue, assumed $139,246 in mortgages payable and accrued interest thereon, and $840 in below market leases.
     The Partnership accrued $2,000 for deferred loan costs at December 31, 2007 and $4,693 for deferred leasing costs at December 31, 2007.
Note 13 — Summary of Quarterly Results (Unaudited)
     The following summary represents the results of operations for each quarter in 2007 and 2006:

	Quarters Ended
	March 31	June 30	September 30	December 31
2007
Revenues(1)	$38,956	$55,464	$55,004	$58,380

Net income	$9,454	$69,590	$30,903	$41,503

Net income per limited partnership unit	$0.18	$1.29	$0.53	$0.70

2006
Revenues(1)	$38,785	$41,118	$39,314	$41,088

Net income (loss)	$26,433	$27,410	$85,973	$(10,474)

Net income (loss) per limited partnership unit	$0.51	$0.53	$1.67	$(0.20)

(1)	All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2007 and 2006, and properties classified as held for sale, which are reflected in discontinued operations in the consolidated statements of operations and comprehensive income.
     The sum of the quarterly income per unit amounts may not equal the full year amounts primarily because the computations of the weighted average number of units outstanding for each quarter and the full year are made independently.
Note 14 – Subsequent Events
The Partnership had the following significant transactions subsequent to December 31, 2007:
•	Repurchased $100,000 of the guaranteed exchangeable notes for a net price of $87,781 including accrued interest.

•	Sold two properties for an aggregate purchase price of $122,950.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
Notes to Consolidated Financial Statements
(In thousands except per share/unit amounts)
December 31, 2007 and 2006
•	Advanced an additional $47,500 net to Lexington.
•	Invested $5,087 in Concord.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Initial cost to Partnership and Gross Amount at which carried at End of Year (A)

									Accumulated
									Depreciation			Useful life computing
			Encumbrances			Land and	Building and		and	Date	Date	depreciation in latest
Description	Location		Mortgage		Contract Right	Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statement (years)
Office	Little Rock	AR	$	***	$—	$244,068	$2,596,680	$2,840,748	$1,029,649	1/1/2002	1980	40
Office	Sierra Vista	AR				20,013	—	20,013	—	1/1/2002
Office	Brea	CA		78,091,564		37,270,228	45,690,905	82,961,133	3,073,846	12/31/2007	1983	40
Office	Irvine	CA		4,078,944	—	2,101,464	19,245,946	21,347,410	1,387,253	1/1/2003	1983	40
Office	Long Beach	CA		15,923,492	9,464,009	19,614,925	71,446,499	91,061,424	46,703,851	1/1/2002	1981	27-40
Office	Pleasanton	CA		4,413,522	—	281,772	2,724,072	3,005,844	370,792	1/1/2006	1984	40
Office	San Fransisco	CA		22,455,249	—	4,205,352	24,516,348	28,721,700	2,049,090	1/1/2006	1959	40
Office	Walnut Creek	CA		***	—	1,754,924	12,740,690	14,495,614	5,194,479	1/1/2002	1983	27-40
Office	Colorado Springs	CO		***	—	384,876	13,537,369	13,922,245	5,602,223	1/1/2002	1982	38-40
Office	Colorado Springs	CO		11,380,933		2,747,736	12,554,351	15,302,087	651,945	6/1/2007	1980	40
Office	Clinton	CT		721,080	—	—	1,600,313	1,600,313	284,034	1/1/2003	1971	20-40
Office	Lake Mary	FL		13,039,994		4,438,124	13,715,746	18,153,870	1,220,002	6/1/2007	1999	40
Office	Lake Mary	FL		13,078,561		4,535,366	13,949,722	18,485,088	1,248,126	6/1/2007	1997	40
Office	Orlando	FL		***	—	—	15,198,785	15,198,785	6,683,281	1/1/2002	1982	38-40
Office	Orlando	FL		***	—	2,015,271	39,647,028	41,662,299	17,270,249	1/1/2002	1984	38-40
Office	Chicago	IL		28,974,831		5,154,524	45,904,159	51,058,683	3,012,509	6/1/2007	1986	40
Office	Lisle	IL		10,450,000	—	3,551,430	11,523,328	15,074,758	564,164	1/26/2006	1985	40
Office	Columbus	IN		42,800,000	—	—	53,535,768	53,535,768	16,199,510	1/1/2002	1983	38-40
Office	Fishers	IN		14,512,109	—	1,692,646	18,374,514	20,067,160	473,767	6/1/2007	1999	40
Office	Boston	MA		***	—	3,813,604	14,727,647	18,541,251	291,485	6/1/2007	1910	40
Office	Baltimore	MD		***	—	—	138,489,531	138,489,531	66,395,918	1/1/2002	1973	14-40
Office	Bridgeton	MO		***	—	—	3,398,088	3,398,088	1,403,158	1/1/2002	1980	25-40
Office	Cary	NC		12,589,388		5,342,287	14,866,274	20,208,561	1,033,995	6/1/2007	1999	40
Office	Bridgewater	NJ		14,805,000	—	6,273,042	14,876,796	21,149,838	1,224,198	1/18/2006	1986	5-40
Office	Carteret	NJ		—	—	482,890	10,450,069	10,932,959	4,414,969	1/1/2002	1980	38-40
Office	Elizabeth	NJ		***	—	256,053	4,761,579	5,017,632	2,000,133	1/1/2002	1984	38-40
Office	Parisippany	NJ		40,151,391		7,478,447	84,051,074	91,529,521	5,271,989	6/1/2007	2000	40
Office	Plainsboro	NJ		—	—	48,855	866,678	915,533	353,570	1/1/2002	1980	38-40
Office	Rockaway	NJ		14,900,000	—	7,195,672	12,116,387	19,312,059	492,227	5/5/2006	2002	40
Office	Las Vegas	NV		52,782,102	—	1,993,597	42,579,676	44,573,273	11,812,561	1/1/2002	1982	38-40
Office	Rochester	NY		18,800,000	—	560,179	20,649,681	21,209,860	881,913	4/26/2006	1988	40
Office	Glenwillow	OH		17,000,000		2,905,693	19,504,130	22,409,823	751,722	6/30/2006	1996	40
Office	Milford	OH		16,220,484		3,124,476	15,396,059	18,520,535	1,636,646	6/1/2007	1991	40
Office	Westerville	OH				2,084,872	9,264,775	11,349,647	210,192	5/15/2007	2000	40
Office	Johnson City	TN		***	—	550,046	4,569,795	5,119,841	1,334,779	1/1/2002	1983	38-40

THE LEXINGTON MASTER LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Initial cost to Partnership and Gross Amount at which carried at End of Year (A)

									Accumulated
									Depreciation			Useful life computing
			Encumbrances			Land and	Building and		and	Date	Date	depreciation in latest
Description	Location		Mortgage		Contract Right	Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statement (years)
Office	Memphis	TN	$	***	$—	$647,570	$6,005,775	$6,653,345	$3,069,501	1/1/2002	1982	27-40
Office	Memphis	TN		76,800,163	—	356,650	63,296,739	63,653,389	20,824,493	1/1/2002	1985	38-40
Office	Beaumont	TX		—	—	366,551	9,484,884	9,851,435	4,060,083	1/1/2002	1978	38-40
Office	Beaumont	TX		***	—	—	49,406,412	49,406,412	12,788,756	1/1/2002	1983	38-40
Office	Bedford	TX		***	—	2,555,275	17,235,189	19,790,464	5,910,479	1/1/2002	1983	38-40
Office	Coppell	TX		14,400,000		2,470,000	12,793,125	15,263,125	252,938	5/27/2007	2002	40
Office	Dallas	TX		***	—	631,561	22,608,004	23,239,565	10,713,986	1/1/2002	1981	38-40
office	Garland	TX		—	—	248,242	11,406,998	11,655,240	3,528,321	1/1/2002	1980	29-40
Office	Houston	TX		60,193,221		16,612,553	52,682,153	69,294,706	4,938,946	12/31/2007	1976/1984	40
Office	Irving	TX		26,898,645	—	3,058,334	17,623,108	20,681,442	910,651	6/1/2007	1999	40
Office	Glen Allen	VA		19,484,549		2,361,382	28,504,177	30,865,559	2,221,657	6/1/2007	1998	40
Office	Herndon	VA		11,930,028		9,409,317	12,852,715	22,262,032	1,034,007	6/1/2007	1987	40
Office	Evanston	WY		***	—	294,197	1,864,206	2,158,403	1,390,666	1/1/2002	1975	20-40

				656,875,250	9,464,009	171,134,064	1,134,833,947	1,305,968,011	284,172,709

Retail	Florence	AL		***	—	343,662	3,187,227	3,530,889	1,628,888	1/1/2002	1983	27-40
Retail	Montgomery	AL		—	—	—	2,433,818	2,433,818	805,792	1/1/2002	1980	40
Retail	Bisbee	AZ		—	—	333,266	2,127,159	2,460,425	1,180,851	1/1/2002	1984	27-40
Retail	Mesa	AZ				45,834	—	45,834	—	1/1/2002
Retail	Phoenix	AZ				47,943	—	47,943	—	1/1/2002
Retail	Springdale	AZ				3,670	—	3,670	—	1/1/2002
Retail	Tucson	AZ		—	—	380,494	2,428,603	2,809,097	1,393,443	1/1/2002	1984	27-40
Retail	Beaumont	CA				3,830	—	3,830	—	1/1/2002
Retail	Loveland	CA				18,581	—	18,581	—	1/1/2002
Retail	Mammoth Lake	CA		—	—	700,534	4,857,292	5,557,826	2,820,461	1/1/2002	1982	27-40
Retail	Pasadena	CA				18,226	—	18,226	—	1/1/2002
Retail	Rialto	CA				14,673	—	14,673	—	1/1/2002
Retail	San Dimas	CA				15,713	—	15,713	—	1/1/2002
Retail	Simi Valley	CA				16,828	—	16,828	—	1/1/2002
Retail	Yucca Valley	CA				17,462	—	17,462	—	1/1/2002
Retail	Aurora	CO		—	—	400,072	2,768,776	3,168,848	1,644,298	1/1/2002	1981	27-40
Retail	Aurora	CO				19,324	—	19,324	—	1/1/2002
Retail	Colorado Springs	CO				20,139	—	20,139	—	1/1/2002
Retail	Littleton	CO		—	—	226,074	1,885,393	2,111,467	744,732	1/1/2002	1980	38-40
Retail	Pueblo	CO				15,588	—	15,588	—	1/1/2002
Retail	Homestead	FL				19,681	—	19,681	—	1/1/2002
Retail	Orlando	FL				15,410	—	15,410	—	1/1/2002
Retail	Port Richey	FL		—	—	—	1,570,170	1,570,170	620,218	1/1/2002	1980	38-40
Retail	Tallahassee	FL		—	—	—	1,729,065	1,729,065	838,829	1/1/2002	1980	40
Retail	Atlanta (Chamblee-Dunwoody)	GA		—	—	120,697	813,389	934,086	425,746	1/1/2002	1972	25-35
Retail	Atlanta (N Druid Hills)	GA		—	—	153,014	1,031,179	1,184,193	539,742	1/1/2002	1972	25-35
Retail	Atlanta (Ponce de Leon)	GA		—	—	107,249	722,764	830,013	378,311	1/1/2002	1975	25-35
Retail	Cumming	GA		—	—	270,916	1,825,733	2,096,649	955,629	1/1/2002	1968	25-35

THE LEXINGTON MASTER LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Initial cost to Partnership and Gross Amount at which carried at End of Year (A)

								Accumulated
								Depreciation			Useful life computing
			Encumbrances		Land and	Building and		and	Date	Date	depreciation in latest
Description	Location		Mortgage	Contract Right	Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statement (years)
Retail	Duluth	GA	$—	$—	$182,098	$1,227,177	$1,409,275	$642,332	1/1/2002	1971	25-35
Retail	Forest Park	GA	—	—	272,514	1,836,502	2,109,016	961,267	1/1/2002	1969	25-35
Retail	Jonesboro	GA	—	—	105,469	710,765	816,234	372,030	1/1/2002	1971	25-35
Retail	Stone Mountain	GA	—	—	129,849	875,068	1,004,917	458,030	1/1/2002	1973	25-35
Retail	Rock Falls	IL	***	—	156,731	1,648,330	1,805,061	920,406	1/1/2002	1991	38-40
Retail	Lawrence	IN	—	—	53,885	2,877,258	2,931,143	1,431,916	1/1/2002	1983	20-40
Retail	Minden	LA	—	—	439,524	1,961,545	2,401,069	678,028	1/1/2002	1982	27-40
Retail	Columbia	MD	941,639	—	671,547	817,581	1,489,128	69,585	6/1/2006	1979	40
Retail	Arnold	MO			4,817	—	4,817	—	1/1/2002
Retail	Independence	MO			15,561	—	15,561	—	1/1/2002
Retail	Lee’s Summit	MO			3,886	—	3,886	—	1/1/2002
Retail	St Louis	MO			18,418	—	18,418	—	1/1/2002
Retail	Billings	MT	—	—	—	2,805,618	2,805,618	1,255,418	1/1/2002	1981	38-40
Retail	Charlotte	NC	***	—	36,078	898,638	934,716	304,706	1/1/2002	1982	38-40
Retail	Concord	NC	***	—	56,439	1,777,516	1,833,955	600,931	1/1/2002	1983	38-40
Retail	Jacksonville	NC	—	—	64,434	729,741	794,175	237,579	1/1/2002	1982	38-40
Retail	Jefferson	NC	—	—	—	635,971	635,971	207,881	1/1/2002	1979	38-40
Retail	Lexington	NC	—	—	106,703	1,208,617	1,315,320	400,914	1/1/2002	1983	38-40
Retail	Thomasville	NC	***	—	38,805	1,016,388	1,055,193	343,163	1/1/2002	1998	38-40
Retail	Garwood	NJ	95,121	—	607,569	3,802,120	4,409,689	1,347,829	1/1/2002	1980	38-40
Retail	Albuquerque	NM			16,692	—	16,692	—	1/1/2002		27-40
Retail	Albuquerque	NM			15,482	—	15,482	—	1/1/2002
Retail	Las Vegas	NV			19,977	—	19,977	—	1/1/2002
Retail	Portchester	NY	—	—	—	7,308,836	7,308,836	3,097,528	1/1/2002	1982	38-40
Retail	Cincinnati	OH	—	—	—	1	1	—	1/1/2002	1980	38-40
Retail	Franklin	OH	—	—	37,138	1,685,071	1,722,209	805,453	1/1/2002	1961	38-40
Retail	Lawton	OK	—	—	353,712	2,257,661	2,611,373	1,291,070	1/1/2002	1984	27-40
Retail	Ponca City	OK			47,435	—	47,435	—	1/1/2002
Retail	Stillwater	OK			15,239	—	15,239	—	1/1/2002
Retail	Grants Pass	OR	—	—	320,017	2,042,594	2,362,611	1,159,754	1/1/2002	1984	27-40
Retail	Doylestown	PA	—	—	120,348	819,192	939,540	276,397	1/1/2002	1976	20-40
Retail	Lansdale	PA	—	—	125,955	866,323	992,278	292,298	1/1/2002	1966	20-40
Retail	Lima	PA	—	—	135,052	942,899	1,077,951	318,135	1/1/2002	1983	20-40
Retail	Philadelphia	PA	—	—	628,239	3,796,097	4,424,336	1,425,136	1/1/2002	1980	40
Retail	Philadelphia, 52nd	PA	—	—	146,262	1,037,260	1,183,522	349,973	1/1/2002	1921	20-40
Retail	Philadelphia, Broad	PA	—	—	153,959	1,102,037	1,255,996	371,830	1/1/2002	1920	20-40
Retail	Philadelphia, Bustle	PA	—	—	120,356	819,192	939,548	276,397	1/1/2002	1970	20-40
Retail	Philadelphia, Cottman	PA	—	—	161,663	1,166,885	1,328,548	393,709	1/1/2002	1980	20-40
Retail	Philadelphia, Frankford	PA	—	—	131,212	907,541	1,038,753	306,205	1/1/2002	1960	20-40
Retail	Philadelphia, Lehigh	PA	—	—	121,054	825,061	946,115	278,378	1/1/2002	1922	20-40
Retail	Philadelphia, N 5th	PA	—	—	52,440	247,488	299,928	83,503	1/1/2002	1975	20-40
Retail	Philadelphia, N Broad	PA	—	—	114,757	772,059	886,816	260,494	1/1/2002	1920	20-40
Retail	Richboro	PA	—	—	113,355	760,250	873,605	256,512	1/1/2002	1976	20-40
Retail	Wayne	PA	—	—	155,018	1,113,823	1,268,841	375,805	1/1/2002	1983	20-40

THE LEXINGTON MASTER LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Initial cost to Partnership and Gross Amount at which carried at End of Year (A)

								Accumulated
								Depreciation			Useful life computing
			Encumbrances		Land and	Building and		and	Date	Date	depreciation in latest
Description	Location		Mortgage	Contract Right	Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statement (years)
Retail	Moncks Corner	SC	$—	$—	$—	$539,472	$539,472	$178,184	1/1/2002	1982	38-40
Retail	N Myrtle Beach	SC	***	—	—	1,577,826	1,577,826	532,972	1/1/2002	1983	38-40
Retail	Chattanooga	TN	***	—	369,150	3,423,619	3,792,769	1,749,780	1/1/2002	1982	27-40
Retail	Paris	TN	***	—	244,304	2,265,742	2,510,046	1,158,007	1/1/2002	1982	27-40
Retail	Austin	TX			47,127	—	47,127	—	1/1/2002
Retail	Baytown	TX			17,888	—	17,888	—	1/1/2002
Retail	Bear Creek	TX			17,859	—	17,859	—	1/1/2002
Retail	Carrolton	TX	—	—	582,247	2,881,723	3,463,970	1,044,615	1/1/2002	1984	25-40
Retail	Dallas	TX	—	—	856,397	3,639,198	4,495,595	1,576,755	1/1/2002	1960	38-40
Retail	El Paso	TX			14,599	—	14,599	—	1/1/2002
Retail	El Paso	TX			18,500	—	18,500	—	1/1/2002
Retail	Fort Worth	TX	—	—	532,341	3,692,266	4,224,607	2,131,925	1/1/2002	1985	27-40
Retail	Garland	TX	***	—	165,286	3,334,967	3,500,253	1,152,757	1/1/2002	1983	29-40
Retail	Granbury	TX	—	—	107,704	2,173,176	2,280,880	751,175	1/1/2002	1982	29-40
Retail	Grand Prairie	TX	—	—	462,315	2,950,860	3,413,175	1,738,337	1/1/2002	1984	27-40
Retail	Greenville	TX	—	—	—	1,431,281	1,431,281	1,088,427	1/1/2002	1985	40
Retail	Hillsboro	TX	—	—	90,988	1,835,822	1,926,810	634,568	1/1/2002	1982	29-40
Retail	Houston	TX	—	—	614,015	3,705,420	4,319,435	2,192,261	1/1/2002	1982	27-40
Retail	Lubbock	TX	***	—	—	1,509,270	1,509,270	732,198	1/1/2002	1978	40
Retail	Sandy	UT	***	—	—	1,585,726	1,585,726	528,838	1/1/2002	1981	38-40
Retail	Herndon	VA			17,741	—	17,741	—	1/1/2002
Retail	Staunton	VA	—	—	127,681	1,445,996	1,573,677	460,309	1/1/2002	1971	38-40
Retail	Edmonds	WA	—	—	—	1,305,028	1,305,028	633,114	1/1/2002	1981	40
Retail	Graham	WA	—	—	437,273	2,790,997	3,228,270	1,595,877	1/1/2002	1984	27-40
Retail	Milton	WA	—	—	493,533	3,150,107	3,643,640	1,810,289	1/1/2002	1989	27-40
Retail	Port Orchard	WA	—	—	—	865,542	865,542	470,580	1/1/2002	1983	40
Retail	Puyallup	WA			15,117	—	15,117	—	1/1/2002
Retail	Redmond	WA	—	—	490,535	3,130,971	3,621,506	1,826,025	1/1/2002	1985	27-40
Retail	Spokane	WA	—	—	376,686	2,404,286	2,780,972	1,391,723	1/1/2002	1984	27-40
Retail	Cheyenne	WY	***	—	71,549	984,564	1,056,113	286,401	1/1/2002	1981	38-40

			1,036,760	—	15,569,404	133,303,532	148,872,936	61,492,649

Industrial	Long Beach	CA	5,902,311	3,979,635	8,248,116	30,043,403	38,291,519	19,639,067	1/1/2002	1981	27-40
Industrial	Palo Alto	CA	***	—	—	26,958,221	26,958,221	11,317,852	1/1/2002	1974	40
Industrial	Orlando	FL	***	—	—	9,128,285	9,128,285	4,326,032	1/1/2002	1981	38-40
Industrial	McDonough	GA	23,000,000		4,298,753	25,278,000	29,576,753	689,595	9/21/2006	2000	40
Industrial	Rockford	IL	2,622,000		332,104	2,780,183	3,112,287	124,529	3/7/2006	1998	40
Industrial	Rockford	IL	4,278,000		541,854	4,536,087	5,077,941	203,180	3/7/2006	1992	40
Industrial	Owensboro	KY	4,665,987	—	—	16,265,158	16,265,158	3,068,636	1/1/2003	1975	20-40
Industrial	Shreveport	LA	19,000,000	—	860,000	21,840,000	22,700,000	432,250	3/28/2007	2006	40
Industrial	North Berwick	ME	***	—	274,873	22,304,938	22,579,811	11,817,289	1/1/2002	1965	38-40
Industrial	Plymouth	MI	11,847,293	—	2,296,068	13,397,997	15,694,065	1,202,294	6/1/2007	1996	40

THE LEXINGTON MASTER LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Initial cost to Partnership and Gross Amount at which carried at End of Year (A)

								Accumulated
								Depreciation			Useful life computing
			Encumbrances		Land and	Building and		and	Date	Date	depreciation in latest
Description	Location		Mortgage	Contract Right	Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statement (years)
Industrial	Temperance	MI	10,908,875	—	3,040,182	14,738,201	17,778,383	828,432	6/1/2007	1980	40
Industrial	Lumberton	NC	***		366,943	11,078,126	11,445,069	311,571	11/6/2006	1998	40
Industrial	Statesville	NC	14,100,000		1,101,691	15,123,208	16,224,899	677,393	3/29/2006	1999	40
Industrial	Swedesboro	NJ	7,318,056	—	1,824,940	10,776,232	12,601,172	415,664	6/1/2007	1998	40
Industrial	Saugerties	NY	—	—	32,120	676,932	709,052	132,385	1/1/2002	1979	15-40
Industrial	Cincinnati	OH	***		897,406	7,736,769	8,634,175	201,479	12/31/2006	1991	40
Industrial	Columbus	OH	***		1,359,509	15,555,978	16,915,487	502,329	9/28/2006	1973	40
Industrial	Duncan	SC	—	—	883,876	7,943,817	8,827,693	123,584	6/6/2007	2005	40
Industrial	Laurens	SC	16,267,236	—	5,591,518	20,436,871	26,028,389	355,915	6/1/2007	1991	40
Industrial	Franklin	TN	—	—	—	8,805,302	8,805,302	3,458,963	1/1/2002	1970	38-40
Industrial	Memphis	TN	—	—	—	19,233,942	19,233,942	10,221,999	1/1/2002	1973	30-40
Industrial	Winchester	VA	10,606,017	—	3,823,436	12,226,079	16,049,515	847,606	6/1/2007	2001	40

			130,515,775	3,979,635	35,773,389	316,863,729	352,637,118	70,898,044

Other	Jonesboro	AR	—		17,184	—	17,184	—	1/1/2002
Other	Sun City	AZ	—	—	74,588	1,698,893	1,773,481	554,363	1/1/2002	1982	38-40
Other	Baltimore	MD	—	—	4,618,251	—	4,618,251	—	10/31/2006		42
Other	Carlsbad	NM	—	—	70,352	1,565,013	1,635,365	510,677	1/1/2002	1980	38-40
Other	Corpus Christi	TX	—	—	81,682	1,923,062	2,004,744	627,508	1/1/2002	1983	38-40
Other	El Paso	TX	—	—	60,863	1,265,089	1,325,952	412,808	1/1/2002	1982	38-40
Other	McAllen	TX	—	—	56,857	1,138,486	1,195,343	371,496	1/1/2002	2004	38-40
Other	Victoria	TX	—	—	80,712	1,896,076	1,976,788	618,704	1/1/2002	1981	38-40
Other	Various		—		—	5,053,073	5,053,073	—	1/1/2002

			—	—	5,060,489	14,539,692	19,600,181	3,095,556

	Total		$788,427,785	$13,443,644	$227,537,346	$1,599,540,900	$1,827,078,246	$419,658,958

***	Property is collateral for a $213,635,000 secured loan

(A)	The total cost basis of the Partnership’s properties at December 31, 2007 for Federal income tax purposes was approximately $2.2 billion.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
     The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Real Estate
Balance at beginning of year	$1,451,950	$1,457,603	$1,578,182
Additions during the year:
Land and land estates	133,608	41,145	30
Buildings and improvements	528,758	204,211	256

	2,114,316	1,702,959	1,578,468

Less: Reclassifications and disposition of assets	287,238	251,009	120,865

Balance at end of year	$1,827,078	$1,451,950	$1,457,603

Accumulated Depreciation
Balance at beginning of year	$475,226	$544,085	$545,385
Depreciation and amortization expense	42,506	59,724	49,156
Accumulated depreciation and amortization on acquisitions (1)	22,185	—	—

	539,917	603,809	594,541
Less: Reclassifications and disposition of assets	120,258	128,583	50,456

Balance at end of year	$419,659	$475,226	$544,085

(1)	Represents the carry over basis acquired from assets previously owned by Lexington.

EXHIBIT INDEX

3.1	—	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(c)

3.2	—	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(c)

4.1	—	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(d)

4.2	—	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(d)

4.3	—	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(e)

9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(c)

10.1	—	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (1)	(a)

10.2	—	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (1)	(a)

10.3	—	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC (1)	(h)

10.4	—	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of January 7, 2008. (1)	(j)

10.5	—	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc. (1)	(b)

10.6	—	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC (1)	(c)

10.7	—	Funding Agreement, dated as of December 31, 2006, by and among Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Lepercq Corporate Income Fund III L.P., Net 3 Acquisition L.P., The Lexington Master Limited Partnership and Lexington Realty Trust (1)	(c)

10.8	—	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership (1)	(c)

10.9	—	Property Management Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and Winthrop Management L.P. (1)	(c)

10.10	Registration Rights Agreement, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., New 3 Acquisition L.P., Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (1)	(d)

10.11	Registration Rights Agreement, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., Bear, Stearns & Co. Inc. and Lehman Brothers Inc. (1)	(e)

10.12	Common Share Delivery Agreement, made as of January 29, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust (1)	(d)

10.13	Common Share Delivery Agreement, dated March 9, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust (1)	(e)

10.14	Credit Agreement, dated as of June 1, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5.(d) therein (1)	(m)

10.15	Second Amendment and Restated Limited Partnership Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (1)	(k)

10.16	Contribution Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (1)	(i)

10.17	Amendment No. 1 to Contribution Agreement, dated as of December 20, 2007 (1)	(l)

10.18	Amendment No. 2 to Contribution Agreement, dated as of February 20, 2008 (1)	(k)

10.19	Purchase and Sale Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (1)	(i)

10.20	Amendment No. 1 to Purchase and Sale Agreement, dated as of December 20, 2007 (1)	(l)

10.21	Amendment No. 2 to Purchase and Sale Agreement, dated as of February 20, 2008 (1)	(k)

10.22	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (1)	(i)

21	List of Subsidiaries

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(a)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(a)

*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Furnished herewith

(b)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(c)	Incorporated by reference to the Partnership’s Current Report on form 8-K filed April 5, 2006

(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 12, 2006

(e)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed January 8, 2007

(f)	Incorporated by reference to The Lexington Master Limited Partnership’s Current Report on 8K filed January 29, 2007

(g)	Incorporated by reference to The Lexington Master Limited Partnership’s Current Report on 8K filed March 9, 2007

(h)	Incorporated by reference to Lexington Realty Trust’s Current Report on form 8-K filed September 24, 2007

(i)	Incorporated by reference to the Partnership’s Current Report on form 8-K filed August 16, 2007

(j)	Incorporated by reference to the Partnership’s Current Report on form 8-K filed January 11, 2008.

(k)	Incorporated by reference to the Partnership’s Current Report on form 8-K filed February 21, 2008.

(l)	Incorporated by reference to the Partnership’s Current Report on form 8-K filed December 26, 2007.

(m)	Incorporated by reference to the Partnership’s Current Report on Form 8-K filed June 7, 2007.