Form 10-Q
period 2008-03-31
Lexington Master Limited Partnership
filed 2008-05-14
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer “ and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐   Accelerated filer  ☐ Non-accelerated filer  ☒  Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 72,027,266 Limited Partnership Units Outstanding as of May 9, 2008.

PART 1. – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit data)

	March 31,	December 31,
	2008	2007
ASSETS:
Real estate, at cost
Buildings and improvements	$1,563,813	$1,599,541
Land and land estates	224,064	227,537
Total real estate investments	1,787,877	1,827,078
Less accumulated depreciation and amortization	(415,224)	(419,659)
Real estate investments, net	1,372,653	1,407,419
Properties held for sale — discontinued operations	24,623	92,357
Cash and cash equivalents	65,439	321,570
Rent receivable -current	13,945	18,663
Rent receivable -deferred	29,818	29,150
Loans and interest receivable- related party	60,112	26,612
Investment in non-consolidated entities	245,981	227,077
Deferred costs, net	25,107	25,883
Lease intangibles, net	146,202	155,375
Other assets (including $1,109 and $1,250 from related parties)	27,823	38,838
	$2,011,703	$2,342,944
LIABILITIES, MINORITY INTERESTS AND EQUITY
Liabilities:
Mortgages and notes payable, net of unamortized discount (including $4,321 and $21,378 to related parties)	$968,287	$1,002,063
Exchangeable notes payable, net of unamortized discount	336,163	431,115
Embedded derivative financial instrument, at fair value	6,912	1,800
Contract right mortgage note payable	13,801	13,444
Accrued interest payable (including $37 and $487 to related parties)	7,270	15,512
Accounts payable and other liabilities (including $523 and $733 to a related party)	19,119	16,208
Deferred revenue-below market leases, net	19,289	19,924
Prepaid rent	9,213	5,094
Distributions payable	23,769	169,355
Liabilities of discontinued operations	15,267	86,726
Total Liabilities	1,419,090	1,761,241
Commitments and contingencies (notes 5 and 9)
Minority interests	17,911	17,302
Partners’ equity (72,027,266 and 68,426,429 limited partnership units outstanding at March 31, 2008 and December 31, 2007, respectively)	574,702	564,401
	$2,011,703	$2,342,944
See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended
	March 31,
	2008	2007
Gross revenues:
Rental	$51,873	$37,260
Tenant reimbursements	3,915	564
Total gross revenues	55,788	37,824

Expense applicable to revenues:
Depreciation and amortization	(20,329)	(7,310)
Property operating	(8,477)	(3,067)
General and administrative	(3,187)	(4,204)
Non-operating income	3,076	4,242
Interest and amortization	(21,454)	(13,228)
Debt satisfaction gain (charge), net	6,154	(2,434)
Change in fair value of embedded derivative	(5,112)	(5,325)

Income before state and local taxes, equity in earnings of non-consolidated entities, (loss) gain on sale of marketable equity securities, net, minority interests and discontinued operations	6,459	6,498
State and local taxes	(52)	(231)
Equity in earnings of non-consolidated entities	5,154	2,029
(Loss) gain on sale of marketable equity securities, net	(23)	766
Minority interests	(2,943)	(3,188)

Income from continuing operations	8,595	5,874

Discontinued operations:
Income from discontinued operations	208	5,249
State and local taxes	(13)	(1)
Gains from disposal of real estate	41,448	43
Minority interests	(31,214)	(1,711)

Total income from discontinued operations	10,429	3,580
Net income	$19,024	$9,454

Comprehensive income:
Net income	$19,024	$9,454
Change in unrealized net (loss) gain on investment in
marketable equity securities	(6)	1,924
Change in unrealized gain (loss) on interest
rate derivatives	485	(649)
Change in unrealized loss from non-consolidated entities	(9,946)	—
Less reclassification adjustment from loss (gains) included
in net income	17	(2,130)
Other comprehensive loss	(9,450)	(855)
Comprehensive income	$9,574	$8,599

Per limited partnership unit data:
Income from continuing operations	$0.13	$0.11
Income from discontinued operations	0.15	0.07

Net income per limited partnership unit	$0.28	$0.18

Distributions per limited partnership unit	$0.33	$0.375

Weighted average limited partnership units outstanding	68,703,416	51,533,504

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)
(In thousands, except unit data)

	Limited Partnership Units	Partners' Capital	Accumulated Other Comprehensive Loss	Total Partners' Equity

Balance at December 31, 2007	68,426,429	$572,802	$(8,401)	$564,401

Minority interest charge	—	14,794	—	14,794

Distributions	—	(23,769)	—	(23,769)

Issuance of units	3,600,837	9,702	—	9,702

Net income	—	19,024	—	19,024

Change in unrealized gain on investment
in marketable equity securities, net of
reclassification adjustment of $(17)
included in net income	—	—	11	11

Change in unrealized loss from non-consolidated entities	—	—	(9,946)	(9,946)

Change in unrealized gain on interest rate derivatives	—	—	485	485

Balance at March 31, 2008	72,027,266	$592,553	$(17,851)	$574,702

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(Unaudited and in thousands)

	2008	2007
Net cash provided by operating activities	$49,831	$67,313

Cash flows from investing activities:
Investment in real estate, including intangibles	(1,527)	(64,862)
Change in restricted cash	—	19,974
Deposits for future real estate acquisitions	—	(2,119)
Refund of deposits for real estate acquisitions	204	—
Proceeds from the sale of marketable equity securities	169	7,585
Purchase of marketable equity securities	—	(723)
Change in loans receivable to related party, net	(33,500)	50,609
Collection of loan receivable	—	21
Net proceeds from disposal of real estate held for sale	119,498	41,894
Construction in progress	(718)	(3,552)
Leasing costs incurred	(4,950)	(213)
Investments in non-consolidated entities	(9,441)	(7,045)
Distributions from non-consolidated entities in excess of accumulated earnings	521	10,000

Net cash provided by investing activities	70,256	51,569

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(169,883)	(558,784)
Principal payments on exchangeable notes	(87,374)	—
Proceeds from mortgage notes	70,000	16,500
Proceeds from exchangeable notes	—	450,000
Distributions to limited partners	(169,355)	(28,988)
Distributions to minority interests	(17,606)	(7,329)
Deferred financing costs	(2,000)	(10,698)

Net cash used in financing activities	(376,218)	(139,299)

Net decrease in cash and cash equivalents	(256,131)	(20,417)

Cash and cash equivalents, at beginning of period	321,570	57,624

Cash and cash equivalents, at end of period	$65,439	$37,207

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
FORM 10-Q – MARCH 31, 2008

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share/unit data)

Note 1 — Organization and Business

The Lexington Master Limited Partnership (the “Partnership”) was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s sole general partner, Lex GP-1 Trust, is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership for Lexington. As of March 31, 2008, Lexington, through a wholly-owned subsidiary, Lex LP-1 Trust, owned approximately 52.5% of the outstanding limited partnership units of the Partnership.

Pursuant to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, the units issued and outstanding, other than units held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington common shares or, on a one-for-one basis, at Lex GP-1 Trusts’ option, cash, based on a trailing 20 trading day average. In addition, certain unit holders have voting rights equivalent to common shareholders of Lexington. At March 31, 2008, the number of votes entitled to such voting rights was 34,176,823.

The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of March 31, 2008, the Partnership owned interests in approximately 150 consolidated properties located in 34 states.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Partnership’s operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The most significant estimates made include the recoverability of accounts and notes receivable, allocation of property purchase price to tangible and intangible assets, the determination of impairment of long-lived assets and investment in and advances to non-consolidated entities and the useful lives of long-lived assets. Actual results could differ from those estimates.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and customer relationships, is measured by the excess of (1) the purchase price paid and debt assumed as applicable, for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and customer relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases is amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.

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

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, as amended (“SFAS 66”). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sale criteria is not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sale criteria is met.

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

Depreciation is determined using the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings and building improvements over periods ranging from eight to 40 years, land improvements from 15 to 20 years, and fixtures and equipment over five years.

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

Marketable Equity Securities. The Partnership classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses, including the Partnership’s proportionate share of the unrealized gains or losses from non-consolidated entities, reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the consolidated statement of operations. Sales of securities are recorded on the trade date and gains and losses are generally determined by the specific identification method. Marketable equity securities are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Investments in Debt Securities. Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with other assets in the accompanying unaudited condensed consolidated balance sheets. The amount of the investments were $11,573 and $11,566 at March 31, 2008 and December 31, 2007, respectively. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment and would reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Partnership considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Net Income per Unit. Net income per unit is computed by dividing net income by 68,703,416 and 51,533,504 weighted average units outstanding during the three months ended March 31, 2008 and 2007, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.

Derivative Financial Instruments. The Partnership accounts for its interest rate swap agreement and interest rate cap agreement in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“FAS 133”). In accordance with FAS 133, the interest rate swap and cap agreements are carried on the balance sheets at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Certain of these transactions are designated as cash flow hedges and as such  the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all cash flow hedges, if any, is recognized in earnings.

Upon entering into hedging transactions, the Partnership documents the relationship between the interest rate swap and cap agreements and the hedged item. The Partnership also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Partnership assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective”, as defined by FAS 133. The Partnership discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; or (3) it is determined that designating the derivative as an interest rate swap or cap agreement is no longer appropriate.  The Partnership utilizes interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

Unit Redemptions. The Partnership’s limited partnership units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington common shares, on a one-for-one basis, or, at Lex GP-1 Trust’s option, cash based on a trailing 20 trading day average. These units are not otherwise mandatory redeemable by the Partnership. As of March 31, 2008, Lexington’s common shares had a closing price of $14.41 per share. Assuming all outstanding limited partner units not held by Lexington were redeemed on such date the estimated fair value of the units is $492,971. Lex GP-1 Trust has the ability and intent to settle such redemptions in Lexington common shares.

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2008, the Partnership is not aware of any environmental matter that could have a material impact on the financial statements.

Segment Reporting. The Partnership operates generally in one industry segment — real estate assets.

Reclassifications. Certain amounts included in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

Recently Issued Accounting Standards and Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of the effective portions of this statement did not have a material impact on the Partnership’s financial position, results of operations or cash flows. The Partnership is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurement or remeasurements of previously reported fair values.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Partnership did not adopt the fair value provisions of this pronouncement and thus it did not have an impact on the Partnership’s financial position, results of operations or cash flows.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS No. 159. The SEC Commission (“SEC”) announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interest expense will no longer be recorded in the statement of operations.

In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (“EITF 07-06”). EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS 66. EITF 07-06 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In March 2008, the FASB issued FSAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivatives instruments, how derivatives instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

Note 3 — Real Estate Investments and Lease Intangibles

On March 25, 2008 Lexington contributed four properties to the Partnership in exchange for 3,600,837 units and the assumption of $50,974 in non-recourse mortgage debt. These properties were immediately contributed to one of the Partnership’s co–investment programs.

The Partnership acquired three properties during the three months ended March 31, 2007 from unaffiliated third parties for an aggregate capitalized cost of $64,830 and allocated $8,343 of the purchase price to intangible assets.

Note 4 — Mortgages and Notes Payable, Exchangeable Notes Payable and Contract Right Mortgage Note Payable

Mortgages and Notes Payable. The Partnership, excluding discontinued operations, had total outstanding mortgages and notes payable with an aggregate principal balance of $968,287 and $1,002,063 at March 31, 2008 and December 31, 2007, respectively. The mortgage notes mature on various dates from 2008 to 2017. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the applicable mortgage note agreement. Interest rates on the mortgages ranged from 3.7% to 10.3% at March 31, 2008 and from 3.9% to 10.3% at December 31, 2007, with a weighted average interest rate of 5.5% at March 31, 2008 and 6.0% at December 31, 2007. All the mortgage notes are collateralized by the Partnership’s real estate and some of the mortgage notes are cross-collateralized.

During the three months ended March 31, 2008, the Partnership obtained $25,000 and $45,000 secured term loans from KeyBank N.A. The secured term loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loan of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The Partnership recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. The new debt is presented net of a discount of $5,696 (representing the swap liability assumed in connection with the loans at inception-see Note 6). Amortization of the discount as interest expense will occur over the term of the debt.

The Partnership obtained a $225,000 secured term loan from Keybank N.A. in June 2007. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan requires the Partnership to make principal payments from the proceeds of certain property sales, unless the proceeds are used to complete a tax-free exchange, and refinancing of certain properties. The secured term loan has customary covenants which the Partnership was in compliance with at March 31, 2008. As of March 31 2008, there is $213,635 outstanding relating to this note.

Exchangeable Notes Payable. During 2007, the Partnership issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. The Exchangeable Notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity and upon certain events. The Exchangeable Notes are exchangeable by the holders into common shares of Lexington, at a price of $21.99 per share, subject to adjustment upon certain events. Upon exchange the holders of the Exchangeable Notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the exchange value exceeds the principal amount of the Exchange Notes, either cash or common shares of Lexington at Lexington’s option. During the first quarter of 2008, the Partnership repurchased $100,000 of the Exchangeable Notes for $87,374. The Partnership recognized a net gain on debt satisfaction of $6,765, which includes the write-off of deferred financing costs of $1,846 and the write-off of a portion of the discount (discussed below) of $4,015.

The Exchangeable Notes were issued at a discount of $23,025 (representing initial fair value of the embedded derivative relating to the conversion feature of the Exchangeable Notes, as described in Note 6). In addition, the Partnership incurred issuance costs of approximately $10,649. Amortization of the discount and issuance costs of $1,509 and $1,012, calculated over a five-year period, were recorded in interest expense for the three months ended March 31, 2008 and 2007, respectively.

Contract Right Mortgage Note Payable. The Partnership has one contract right mortgage note payable with a principal balance of $13,801 and $13,444 at March 31, 2008 and December 31, 2007, respectively. The contract right mortgage note has a fixed interest rate of 9.68%, and principal payments commence in 2009.

Note 5 — Investments in Non-Consolidated Entities

The Partnership has investments in various non-consolidated entities, including a co-investment program to acquire and originate loans, a co-investment program to invest in specialty net leased real estate, a joint venture to acquire shares in a real estate investment trust and interests in real estate limited partnerships.

Concord Debt Holdings LLC (“Concord”)

On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR), and Michael L. Ashner, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. The co-investment program is owned equally by Winthrop and the Partnership. The Partnership and Winthrop have each invested $162,500 in Concord. As of March 31, 2008 and December 31, 2007, $155,045 and $155,830, respectively, was the Partnership’s investment in Concord. All profits, losses and cash flows are distributed in accordance with the respective membership interests.

Concord is governed by an investment committee which consists of three members appointed by each of Winthrop and the Partnership with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote of members appointed by Winthrop and the Partnership. Pursuant to the terms of the limited liability company agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, require the consent of the investment committee; provided, however, the consent of both Winthrop and the Partnership is required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the Partnership would require consent of Winthrop’s Conflicts Committee or Lexington’s independent trustees.

The Partnership accounts for this investment using the equity method.

The following is summary balance sheet data as of March 31, 2008 and December 31, 2007 and income statement data for the three months ended March 31, 2008 and 2007 for Concord:

	March 31,	December 31,
	2008	2007

Cash and restricted cash	$30,188	$19,094
Investments (including debt securities at fair value of $167,616 and $188,073)	1,076,450	1,140,108
Collateralized debt obligations	366,650	376,650
Repurchase agreements	421,685	472,324
Members’ equity	309,353	310,922

	For the three months
	ended March 31,
	2008	2007

Interest and other income	$20,039	$11,154
Interest expense	(10,312)	(6,666)
Impairment charge	(5,377)	—
Gain on debt repayment	5,150	—
Other expenses and minority interest	(1,350)	(1,178)
Net income	8,150	3,310
Other comprehensive loss (unrealized loss on investments and swaps)	(19,893)	—
Comprehensive income (loss)	$(11,743)	$3,310

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

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub, LLC (“Inland”). NLS was established to acquire single-tenant specialty net lease real estate in the United States. In connection with the formation of NLS in December 2007 the Partnership contributed interests in 12 properties with an agreed upon value of $102,660 to NLS along with $6,721 in cash and Inland contributed $121,676 in cash. In addition, Lexington sold for cash interests in 18 properties to NLS. The properties were subject to $186,302 in mortgage debt. After such formation transaction Inland and the Partnership owned 85.0% and 15.0% of NLS’s common equity and the Partnership owned 100% of NLS’s $87,615 preferred equity.

On March 25, 2008, the Partnership contributed interests in five properties to NLS along with $4,354 in cash and Inland contributed $72,545 in cash. In addition, Lexington sold for cash interests in six properties to NLS. The properties were subject to $131,603 in mortgage debt which was assumed by NLS. The mortgage debt assumed by NLS has stated rates ranging from 5.1% to 8.0%, with a weighted average rate of 6.0% and maturity dates ranging from 2011 to 2020. After this transaction Inland and the Partnership owned 85% and 15%, respectively, of NLS’s common equity and the Partnership owns 100% of NLS’s $141,329 preferred equity. The Partnership’s equity method investment in NLS was $68,848 and $48,654 at March 31, 2008 and December 31, 2007, respectively, which includes the cash contributed, the historical carrying value of properties contributed and the Partnership’s share of net income.

In addition, NLS has a right to acquire an additional property from the Partnership and an additional property from Lexington. The acquisition of each of the assets by NLS is subject to satisfaction of conditions precedent to closing, including the acquisition by the Partnership of 100% of the interest in one asset, the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions.  Accordingly, neither the Partnership, Lexington nor NLS can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire the assets by June 30, 2008 NLS will no longer have the rights to acquire the assets.

Inland and the Partnership are currently entitled to a return on/of their respective investments as follows: (1) Inland -9% on its common equity, (2) the Partnership -6.5% on its preferred equity, (3) the Partnership -9% on its common equity, (4) return of the Partnership preferred equity, (5) return of Inland common equity (6) return of the Partnership common equity and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Partnership as long as the Partnership is the general partner, if not, allocations are 85% to Inland and 15% to the Partnership.

In addition to the capital contributions described above, the Partnership and Inland committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets. Lexington Realty Advisors (“LRA”) a Lexington subsidiary, has entered into a management agreement with NLS, whereby LRA will receive (1) a management fee of 0.375% of the equity capital; (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease); and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by the NLS.

The following is summary historical cost basis selected balance sheet data as of March 31, 2008 and December 31, 2007 and income statement data for the three months ended March 31, 2008 for NLS:

	As of 3/31/08	As of 12/31/07

Real estate, including intangibles	$678,133	$405,834
Cash	4,640	1,884
Mortgages payable	302,396	171,556

For the three months ended March 31, 2008
Gross rental revenues	$8,166
Expenses	(7,327)
Net income	$839

During the three months ended March 31, 2008, the Partnership recognized $2,020 in losses relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value, at inception of the Partnership’s equity investment in NLS is $108,136 and is accreted into equity in earnings of non-consolidated entities. During the three months ended March 31, 2008, the Partnership recorded earnings of $2,589 related to this difference.

During the three months ended March 31, 2008, the Partnership incurred transaction costs relating to the formation of NLS of $926, which are included in general and administrative expenses in the three months ended March 31, 2008 consolidated statement of operations.

LEX-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the Partnership holds a 28.0% ownership interest, acquired 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.)(“Wells”), a non-exchange traded entity at a price per share of $9.30. During 2007, the Partnership funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop also holds a 28% interest in Lex-Win. Lexington’s former Executive Chairman and Director of Strategic Acquisitions is an affiliate of Winthrop. Profits, losses and cash flows are allocated in accordance with the membership interests.

Other

The Partnership’s equity investments in other real estate limited partnerships at March 31, 2008 and December 31, 2007 consists primarily of six partnerships with ownership percentages ranging from 26.0% to 35.0%, and these partnerships own interests in approximately 35 properties.

The following is summary balance sheet data as of March 31, 2008 and December 31, 2007 and income statement data for the three months ended March 31, 2008 and 2007 for these limited partnerships:

	March 31,	December 31,
	2008	2007
Cash	$657	$2,070
Real estate, net	66,569	67,415
Mortgages payable	62,186	62,993

	The Three Months Ended March 31,
	2008	2007
Rental revenue and interest income	$5,680	$5,308
Interest expense	(1,674)	(1,791)
Administrative and operating expenses	(285)	(206)
Depreciation and amortization expense	(847)	(730)
Net income	$2,874	$2,581

Note 6 — Derivative Instruments

During the three months ended March 31, 2007, the Partnership had the following agreements in order to limit the exposure to interest rate volatility on its loan with KeyBank N.A. and Bank of America N.A.: a five year interest rate swap agreement with KeyBank N.A., effectively setting the LIBOR rate at 4.642% for $250,000 of the secured term loan balance through August 11, 2010 and a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000. The Partnership designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the KeyBank N.A. and Bank of America N.A. loan, the Partnership sold its interest rate swap agreement for $1,870. The estimated fair market value of the interest rate cap is approximately zero at March 31, 2008. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400 to earnings during the first quarter of 2007, which has been included in non-operating income.

On March 19, 2008, the Partnership entered into a five year interest rate swap agreement with KeyBank N.A., to swap the LIBOR rate on the Partnership’s $25,000 and $45,000 secured term loans with KeyBank N.A. for a fixed rate of 4.9196% through March 18, 2013. The Partnership assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,152 at March 31, 2008) which is included in accounts payable and other liabilities on the accompanying unaudited condensed consolidated balance sheet.

Also at inception, in accordance with SFAS 133, as amended, the Partnership designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap will be recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Partnership cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Partnership expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.

The holders of the Exchangeable Notes (described in Note 4) have an option to exchange their notes under certain conditions for common shares of Lexington. This option was determined to be an embedded derivative, which was required to be separately accounted for and reported at estimated fair value. The Partnership’s third party valuation consultant calculated the fair value of this embedded derivative to initially be a liability of approximately $23,025. The valuation of the embedded derivative considers many factors, including interest rates and Lexington’s common share price. The Partnership recognized an increase in fair value of the embedded derivative liability of $5,112 and $5,325 as a decrease to earnings during the three months ended March 31, 2008 and 2007, respectively. The embedded derivative had a fair value of $6,912 and $1,800 at March 31, 2008 and December 31, 2007, respectively.

On January 1, 2008, the Partnership adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The table below presents the Partnership’s derivative liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the SFAS 157 fair value hierarchy within which those measurements fall.

	Fair Value Measurements at March 31, 2008 using

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008

Swap Obligation	$—	$5,152	$—	$5,152

Exchangeable Notes
Option Embedded
Derivative Liability	$—	$—	$6,912	$6,912

Although the Partnership has determined that the majority of the inputs used to value its swap obligation derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Partnership has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of the swap obligation and has determined that the credit valuation adjustment on the overall valuation adjustments is not significant to the overall valuation. As a result, the Partnership has determined that its swap obligation valuation in its entirety should be classified in Level 2 of the fair value hierarchy.

The table below presents a reconciliation of the beginning and ending balance of the Exchangeable Notes option embedded derivative liability which has fair value measurements based on significant unobservable inputs (Level 3):

Fair Value Measurements at March 31, 2008 using Significant Unobservable Inputs (Level 3)

Balance January 1, 2008	$1,800

Change in fair value included as a reduction to earnings	5,112
Balance March 31, 2008	$6,912

Note 7 — Variable Interest Entities

FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Partnership evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Partnership determining that its loans and joint venture interests were potential variable interests. For each of these investments, the Partnership has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses; (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and their rights are not capped; and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

During the quarter ended March 31, 2006, the Partnership identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Partnership has loaned approximately $8,200 to Camfex as of March 31, 2008. The Partnership did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will require additional subordinate investment by the Partnership, the Partnership has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Partnership further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Partnership’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $30,539 at March 31, 2008. Camfex has additional mortgage debt of approximately $26,466 as of March 31, 2008. The lenders of the additional mortgage debt hold no recourse to other Partnership assets. The Partnership has determined that its other loans and investments are not VIEs. As such, the Partnership has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 8 — Related Party Transactions

The following describes certain related party transactions not discussed elsewhere in the notes:

An affiliate Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, provides property management services at properties owned by the Partnership. The Partnership paid or accrued fees of $444 and $125 to Winthrop Management for the three months ended March 31, 2008 and 2007, respectively.

An affiliate of Lexington’s former Executive Chairman and Director of Strategic Acquisitions, WRP Sub-Management LLC provides management and accounting services to Concord effective January 1, 2007. WRP Sub-Management LLC earned management fees of $250 and $578 for the three months ended March 31, 2008 and 2007, respectively. In addition, Concord reimbursed WRP Sub-Management LLC for payroll and related expenses of $221 and $159 for the three months ended March 31, 2008 and 2007, respectively. Another affiliate of Lexington’s former Executive Chairman, First Winthrop Corporation (“First Winthrop”) provides partnership administrative services to certain consolidated and non-consolidated entities. First Winthrop earned fees and reimbursements of $19 and $28 for the three months ended March 31, 2008 and 2007, respectively.

An entity owned by two of our unitholders, Newkirk RE Associates, provided administrative services to three of our non-consolidated entities and earned a fee of $29 for the three months ended March 31, 2008.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties and one other property controlled by a former affiliate. The Partnership’s ownership interest, net of discount, amounted to $11,573 and $11,566 at March 31, 2008 and December 31, 2007, respectively, and the Partnership earned cash interest income of approximately $300 per period for each of the three months ended March 31, 2008 and 2007, related to this ownership interest.

The Partnership has advanced $60,112, net, to Lexington as of March 31, 2008. The advances are payable on demand and bear interest at the rate charged by the Partnership’s $225,000 secured term loan with KeyBank N.A.

As of March 31, 2008 and December 31, 2007, $4,321 and $21,378, respectively, of mortgage notes payable are due to entities owned by two of the Partnership’s significant unit holders and Lexington’s former Executive Chairman and Director of Strategic Acquisitions. The Partnership recognized interest expense relating to these mortgages of $282 and $320 for the three months ended March 31, 2008 and 2007, respectively, and of these amounts $171 and $202 are included in discontinued operations for the three months ended March 31, 2008 and 2007, respectively. In addition, the Partnership leases a property to one of these entities. The Partnership recognized rent of $207 per period for the three month ended March 31, 2008 and 2007, respectively.

       Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. As of March 31, 2008 and 2007, approximately $1,626 and $3,430 of these costs were incurred by the Partnership.

Lexington leases office space from the Partnership’s property located in Chicago, Illinois. During the three months ended March 31, 2008, the Partnership recognized rental income of approximately $10.

Winthrop Realty Partners, L.P., an affiliate of Lexington’s former Executive Chairman and Director of Strategic Acquisitions, earned a fee of $9 during the three months ended March 31, 2008 to manage the affairs of Lex-Win.

LRA earned management fees of approximately $57 during the three months ended March 31, 2008 for managing four consolidated properties. LRA also earned a fee of $143 during the three months ended March 31, 2008 under the management agreement with NLS.

Note 9 — Commitments and Contingencies

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

The property owned by the Partnership located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275 was paid to USRA during the year ended December 31, 2006 for the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of March 31, 2008.

On December 31, 2006, the Partnership, Lexington and, Lexington’s other operating partnerships, (Lepercq Corporate Income Fund LP (“LCIF”), Lepercq Corporate Income Fund II LP (“LCIF II”) and Net 3 Acquisition LP (“Net 3”)) entered into a funding agreement. All references to Operating Partnerships in this paragraph refer to the Partnership, LCIF, LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common shares into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. The Partnership’s right to receive these loans will expire if Lexington contributes to the Partnership all of its economic interests in the other operating Partnerships and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter the Partnership will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid. No amounts have been advanced under this agreement.

The Partnership is obligated under certain tenant leases, including leases for non-consolidated entities to fund the expansion of the underlying leased properties.

The Partnership has agreed with Vornado Realty Trust (“Vornado”), a significant unitholder, to operate the Partnership as a real estate investment trust and will indemnify Vornado for any actual damages incurred by

Vornado if the Partnership is not operated as a REIT. Clifford Broser, a member of Lexington’s Board of Trustees, is a Senior Vice President of Vornado.

Note 10 — Discontinued Operations and Sales of Real Estate

The Partnership has classified various properties which have met all of the criteria of SFAS 144 as real estate held for sale in the accompanying unaudited condensed consolidated balance sheets and has classified the operations of these properties and properties sold as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. At March 31, 2008, the Partnership had four properties classified as held for sale with aggregate assets of $24,623 and liabilities aggregating $15,267. At December 31, 2007, the Partnership had two properties classified as held for sale with aggregate assets of $92,357 and liabilities, principally mortgage notes payable, aggregating $86,726.

During the three months ended March 31, 2008, the Partnership sold two properties for a combined gross sales price of $121,033 and recognized a net gain on sale of $41,448. During the three months ended March 31, 2007, the Partnership sold four properties for a combined sales price of approximately $41,894 and recognized a net gain on sale of these properties of $43. The sales and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS 144.

Included in gains from disposal of real estate in discontinued operations is $39,888 in gain from the sale of the Partnership’s property located in El Segundo, California.  A minority interest held a 47% ownership interest in this property.  A minority interest deficit existed upon the Partnership’s acquisition of the property and was presented as a reduction of partners’ capital because the minority interest was not required to restore its deficit balance.   The minority interest deficit was $14,794 as of January 1, 2008.  During the three months ended March 31, 2008, the minority interest was allocated $31,214 in gain on sale and income from discontinued operations and was paid cash distributions of $15,271, and its remaining historical deficit was eliminated by reporting an increase of $14,794 in the 2008 condensed consolidated statement of changes in partners’ equity.

Discontinued operations for the properties sold and held for sale for the three months ended March 31, 2008 and 2007 are summarized as follows:

	2008	2007
Total gross revenues	$3,150	$8,733
Pre-tax income, including gains on sales	$10,442	$3,581

The Partnership has not treated properties contributed to NLS as discontinued operations as it has continuing involvement with such assets through its partnership interest in NLS. In addition, management will not consider “non-core” assets being marketed for sale as discontinued operations until all criteria of SFAS 144 have been met, including that it is probable that a sale will take place within 12 months.

Note 11 — Supplemental Disclosure of Statement of Cash Flow Information

During the three months ended March 31, 2008 and 2007, the Partnership paid $29,700 and $10,256, respectively, for interest.  During the three months ended March 31, 2008, the Partnership received net refunds of $100 for state and local taxes. During the three months ended March 31, 2007, the Partnership paid $643 for state and local taxes.

On March 19, 2008, the Partnership entered into a swap obligation with an initial value of $5,696 in connection with obtaining the $25,000 and $45,000 KeyBank N.A. secured term loans discussed in Note 4.

On March 25, 2008, Lexington contributed four properties to the Partnership in exchange for 3,600,837 units and acquired real estate and intangibles, net of accumulated depreciation and amortization, of $59,221 and assumed $51,497 in mortgage notes payable.

On March 25, 2008, the Partnership contributed five properties to NLS with real estate and intangibles, net of accumulated depreciation and amortization, of $64,519 and mortgage notes payable in the amount of $51,497 were assumed by NLS.

Note 12 — Subsequent Events

Subsequent to March 31, 2008, the Partnership:

•
Sold three properties, which were classified as held for sale, for gross proceeds of $25,785. The Partnership satisfied $14,019 of KeyBank N.A. secured term loan debt in connection with the sale of one of the properties.

•
Terminated the lease with its tenant at 100 Light St., Baltimore, Maryland. In connection with the termination the Partnership received $27,100 in cash, assumed all current tenant sub-leases and title to the fee interest in the land under the building.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms the “Partnership”, “we”, ”us” and “our”, we mean The Lexington Master Limited Partnership and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Forward-Looking Statements

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month periods ended March 31, 2008 and  2007, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our most recent Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions.  Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports filed with the SEC, including risks related to: (i) changes in general business and economic conditions, (ii) competition, (iii) increases in real estate construction costs, (iv) changes in interest rates, or (v) changes in accessibility of debt and equity capital markets.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Accordingly, there is no assurance that our expectations will be realized.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no significant changes to those policies during 2008.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 157, Fair Value Measurements or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the effective portions of this statement did not have a material impact on our financial position, results of operations or cash flows. Management is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurements or remeasurements of previously reported fair values.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which we refer to as SFAS 159.  SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We did not adopt the fair value provisions of this pronouncement and thus it did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS No. 159. The SEC announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations, which we refer to as SFAS 141R. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51, which we refer to as SFAS 160. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interest expense will no longer be recorded in the income statement.

In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause, which we refer to as EITF 07-06. EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued FSAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133, which we refer to as SFAS 161. SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivatives instruments, how derivatives instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Our principal sources of liquidity are revenues generated by operating cash flows, property sales, co-investment programs and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. As of March 31, 2008, we held interests in approximately 150 consolidated properties located in 34 states. Pursuant to the terms of the leases, the tenants are generally responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance.

We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with our general partner's (Lexington Realty Trust “Lexington”) REIT requirements in both the short-term and long-term. Lexington and its operating partnerships, including us, have entered into a funding agreement, pursuant to which we agreed that if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners, Lexington and the other operating partnerships will fund their pro rata share of the shortfall in the form of loans. In addition, we anticipate that cash on hand and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities.

During the three months ended March 31, 2008, we obtained $25.0 million and $45.0 million secured term loans from KeyBank N.A. The secured term loans are interest only LIBOR plus 60 basis points and mature in 2013. We entered into a swap agreement relating to these loans which effectively fixes the interest rate at 5.5% per annum. The net proceeds of the secured term loans ($68.0 million) were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014. We assumed a liability for the fair value of the swap at inception of approximately $5.7 million ($5.2 million at March 31, 2008).

We have a secured term loan with KeyBank N.A., which bears interest at LIBOR plus 60 basis points. As of March 31, 2008, $213.6 million was outstanding under the secured term loan. The secured term loan is scheduled to mature in June 2009. The secured term loan requires monthly payments of interest only. We are also required to make principal payments from the proceeds of certain property sales and certain refinancing if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured agreement. The secured term loan has customary covenants, which we were in compliance with at March 31, 2008.

In 2007, we issued $450.0 million aggregate principal amount of 5.45% Guaranteed Exchangeable Notes due in 2027, which can be put by the holder every five years commencing in 2012 and upon certain events. The net proceeds were used to repay indebtedness. The Exchangeable Notes are exchangeable at certain times by the holders into Lexington’s common shares at a price of $21.99 per share, however, the principal balance must be satisfied in cash. During the first quarter of 2008, we repurchased $100.0 million of these Exchangeable Notes for $87.4 million, which  resulted in a net gain of $6.8 million.

Cash Flows

Cash flows from operations as reported in the Consolidated Statements of Cash Flows decreased to $49.8 million for the three months ended March 31, 2008 from $67.3 million for the three months ended March 31, 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. The decrease in operating cash flow is primarily due to the interest paid on our exchangeable notes during the three months ended March 31, 2008. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by investing activities totaled $70.3 million for the three months ended March 31, 2008 and $51.6 million for the three months ended March 31, 2007. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings, a change in restricted cash primarily relating to the release of funds held by a 1031 exchange intermediary, and proceeds from the disposal of marketable equity securities. Cash used in investing activities related primarily to investments in real estate properties, non-consolidated entities, marketable equity securities, loan advances to a related party and payment of leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $376.2 million for the three months ended March 31, 2008 and $139.3 million for the three months ended March 31, 2007. Cash used in financing activities was primarily due to debt service payments and satisfactions, the partial satisfaction of a cross-collateralized loan and the exchangeable notes, and distribution payments. Cash provided by financing activities was primarily attributable to proceeds from our exchangeable notes offering, non-recourse mortgages and borrowings under our secured term loans with KeyBank N.A.

Distributions

During the three months ended March 31, 2008 and 2007, we paid distributions of $169.4 million and $29.0 million, respectively. The increase is primarily due to the $2.10 per unit special distribution paid in January 2008.

In March 2008, we declared a distribution of $23.8 million ($.33 per unit) which was paid on April 14, 2008 to the holders of record as of March 31, 2008.

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

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

Income from Continuing Operations

Income from continuing operations increased by $2.7 million to $8.6 million for the three months ended March 31, 2008 from $5.9 million for the three months ended March 31, 2007. The reasons for this increase are more fully described below.

Rental Income

Rental income increased by $14.6 million to $51.9 million for the three months ended March 31, 2008 from $37.3 million for the three months ended March 31, 2007. The increase was primarily due to rental income from new acquisitions and contributions of property by Lexington.

Tenant Reimbursements

Tenant reimbursements increased by $3.3 million to $3.9 million for the three months ended March 31, 2008 from $0.6 million for the three months ended March 31, 2007. The increase is due to more tenants being under gross or modified gross leases.

Depreciation and Amortization

Depreciation and amortization expense increased by $13.0 million to $20.3 million for the three months ended March 31, 2008 compared to $7.3 million for the three months ended March 31, 2007. The increase was primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period (generally the lease term) than real estate assets.

Property Operating

Property operating expense increased by $5.4 million to $8.5 million for the three months ended March 31, 2008 compared to $3.1 million for the three months ended March 31, 2007. The increase results from properties recently acquired for which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

General and Administrative

General and administrative expense decreased by $1.0 million to $3.2 million for the three months ended March 31, 2008 compared to $4.2 million for the three months ended March 31, 2007.  The decrease was primarily due to lower general and administrative cost allocations from Lexington.

Non-Operating Income

Non-operating income decreased by $1.1 million to $3.1 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. The decrease was primarily due to $1.4 million of non-operating income recognized during the three months ended March 31, 2007 when we discontinued hedge accounting on our former interest rate swap and our interest rate cap.

Interest and Amortization

Interest and amortization expense increased by $8.3 million to $21.5 million for the three months ended March 31, 2008 compared to $13.2 million for the three months ended March 31, 2007. The increase was primarily due to an increase in indebtedness.

Debt Satisfaction Gain (Charge)

The debt satisfaction gain for the three months ended March 31, 2008 of $6.2 million relates primarily to the gain generated by the exchangeable note debt satisfaction net of the write-off a portion of the discount and deferred financing costs. The debt satisfaction charge of $2.4 million at March 31, 2007 relates to the write-off of unamortized deferred financing costs related to the satisfaction of the former secured term loan with KeyBank N.A.

Change in Fair Value of Embedded Derivative Liability

During the three months ended March 31, 2008 and 2007, we recognized expense of $5.1 million and $5.3 million, respectively, due to an increase in the estimated fair value of the liability for the embedded derivative related to the exchangeable notes. The value of the embedded derivative is determined based upon many variables, including Lexington’s common share price, its volatility and interest rates and credit rating spreads.

Equity in Earnings of Non-Consolidated Entities

Equity in earnings of non-consolidated entities increased by $3.2 million to $5.2 million for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007. The increase is due primarily to income on our investment in Concord Debt Holdings LLC.

Discontinued Operations

Income from discontinued operations increased by $6.8 million to $10.4 million for the three months ended March 31, 2008 compared to $3.6 million for the three months ended March 31, 2007. This increase was primarily due to an increase in gains on sale of $41.4 million, offset by an increase in minority interests share of income of $29.5 million and a decrease in income from discontinued operations of $5.1 million.

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

Off-Balance Sheet Arrangements

Funding Agreement

On December 31, 2006, Lexington and its other operating partnerships including, us, entered into a funding agreement. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common shares into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other operating partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. Our right to receive these loans will expire if Lexington contributes to us all of its economic interests in the other operating partnerships, and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter we will remain obligated to continue to make these loans until there are no remaining units outstanding in the other operating partnerships and all loans have been repaid.

Non-Consolidated Real Estate Entities.

As of March 31, 2008, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of March 31, 2008 and 2007, our consolidated variable rate indebtedness was $213.6 million and $0, respectively, which represented 16.0% and 0% of total long-term indebtedness, respectively.  During the three months ended March 31, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 4.4% and 0%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2008 and 2007 would have been increased by approximately $0.5 million and $0, respectively. As of March 31, 2008 and 2007, our consolidated fixed rate debt was approximately $1.1 billion and $1.5 billion respectively, which represented 84% and 100%, respectively, of total long-term indebtness.  The weighted average interest rate as of March 31, 2008 of fixed rate debt was 5.8%, which approximates market. With $7.4 million in fixed rate debt maturing in 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations.  However, had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $2.6 million for the three months ended March 31, 2008  and by $2.0 million for the three months ended March 31, 2007. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement and one swap agreement. Also our embedded derivative financial instrument is subject to market fluctuation as its value is dependent on numerous factors including the valuation of Lexington’s common stock.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting.  There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
.

PART II – OTHER INFORMATION

ITEM 1.          Legal Proceedings.

From time to time, the Partnership is involved in legal proceedings arising in the ordinary course of business.  Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Partnership’s financial condition, but may be material to the Partnership’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of these matters, the Partnership cannot estimate losses or ranges of losses for proceedings where there is only a reasonable possibility that a loss may be incurred.

ITEM 1A.          Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds. – not applicable

ITEM 3.          Defaults Upon Senior Securities – not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders – not applicable.

ITEM 5.          Other Information – not applicable.

ITEM 6.          EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 2008

THE LEXINGTON MASTER LIMITED PARTNERSHIP

By:	Lex-GP-1Trust, its General Partner

By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

By: /s/T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	May 14, 2008

By: /s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	May 14, 2008

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(c)

3.2	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(c)

4.1	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(d)

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
(e)

9.1	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(c)

9.2	Amendment No. 1 to Voting Trustee Agreement, dated as of March 20, 2008, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(j)

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
(a)

10.3	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(h)

10.4	Amendment No. 1 Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated January 7, 2008

10.5	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(b)

10.6	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC	(c)

10.7
Funding Agreement, dated as of December 31, 2006, by and among Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Lepercq Corporate Income Fund III L.P., Net 3 Acquisition L.P., The Lexington Master
(c)

Limited Partnership and Lexington Realty Trust

10.8	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership	(c)

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
(g)

10.14	Second Amended and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC	(g)

10.15	Form of Contribution Agreement	(i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Furnished herewith

(a)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005
(b)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006
(c)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed September 24, 2007
(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007
(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed March 9, 2007
(f)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 22, 2007

(g)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007
(h)	Incorporated by reference to the Partnership’s Current Report on 8K filed September 26, 2007
(i)	Incorporated by reference to the Partnership's Current Report on Form 8-K filed December 26, 2007
(j)	Incorporated by reference to the Partnership's Current Report on Form 8-K filed March 24, 2008