Form 10-Q
period 2008-06-30
Lexington Master Limited Partnership
filed 2008-08-08
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended:  June 30, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-50268

THE LEXINGTON MASTER LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware	11-3636084
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Penn Plaza, Suite 4015, New York, New York	10119
(Address of principal executive offices)	(Zip Code)

(212) 692-7200
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐   Accelerated filer  ☐ Non-accelerated filer  ☒  Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 72,027,266 Limited Partnership Units Outstanding as of August 1, 2008.

PART 1. – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except unit data)

	June 30,	December 31,
	2008	2007
ASSETS:
Real estate, at cost
Buildings and improvements	$1,549,539	$1,599,541
Land and land estates	239,168	227,537
Total real estate investments	1,788,707	1,827,078
Less accumulated depreciation and amortization	(419,795)	(419,659)
Real estate investments, net	1,368,912	1,407,419
Properties held for sale — discontinued operations	3,038	92,357
Cash and cash equivalents	111,305	321,570
Rent receivable -current	17,569	18,663
Rent receivable -deferred	26,115	29,150
Loans and interest receivable- related party	33,612	26,612
Investment in non-consolidated entities	241,633	227,077
Deferred costs, net	25,002	25,883
Lease intangibles, net	137,045	155,375
Other assets	33,578	38,838
	$1,997,809	$2,342,944
LIABILITIES, MINORITY INTERESTS AND EQUITY
Liabilities:
Mortgages and notes payable, net of unamortized discount	$959,764	$1,002,063
Exchangeable notes payable, net of unamortized discount	312,992	431,115
Embedded derivative financial instrument, at fair value	4,069	1,800
Contract right mortgage note payable	14,094	13,444
Accrued interest payable	11,801	15,512
Accounts payable and other liabilities	18,302	16,208
Deferred revenue-below market leases, net	18,675	19,924
Prepaid rent	6,196	5,094
Distributions payable	23,769	169,355
Liabilities of discontinued operations	6,713	86,726
Total Liabilities	1,376,375	1,761,241
Commitments and contingencies (notes 5, 8 and 11)
Minority interests	18,605	17,302
Partners’ equity (72,027,266 and 68,426,429 limited partnership units outstanding at June 30, 2008 and December 31, 2007, respectively)	602,829	564,401
	$1,997,809	$2,342,944

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited and in thousands, except unit and per unit data)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Gross revenues:
Rental	$75,941	$44,003	$127,675	$80,967
Advisory and incentive fees	-	8,530	-	8,530
Tenant reimbursements	4,288	1,618	8,203	2,182
Total gross revenues	80,229	54,151	135,878	91,679
Expense applicable to revenues:
Depreciation and amortization	(20,174)	(11,673)	(40,460)	(19,417)
Property operating	(9,831)	(4,223)	(18, 307)	(7,290)
General and administrative	(4,711)	(1,679)	(7,898)	(5,883)
Non-operating income	17,534	1,630	20,609	4,563
Interest and amortization expense	(19,958)	(14, 269)	(41,411)	(25,711)
Debt satisfaction gain (charge), net	1,339	-	7,493	(2,434)
Change in fair value of embedded derivative	2,843	6,534	(2,269)	1,209
Income before state and local taxes, minority interests, equity in earnings (losses) of non-consolidated entities, gain (loss) on sale of marketable equity securities, net, and discontinued operations	47,271	30,471	53,635	36,716
State and local taxes	(366)	(419)	(408)	(634)
Minority interests' share of income	(3,363)	(3,110)	(6,307)	(6,298)
Equity in earnings (losses) of non-consolidated entities	(28,154)	24,110	(23,000)	26,139
Gain (loss) on sale of marketable equity securities, net	-	616	(23)	1,382
Income from continuing operations	15,388	51,668	23,897	57,305
Discontinued operations:
Income from discontinued operations	370	4,432	1,045	9,934
State and local taxes	(45)	(34)	(69)	(50)
Debt satisfaction charges	(313)	-	(683)	-
Gains on sales of properties	20,238	15,135	61,686	15,177
Minority interests' share of loss (income)	27	(1,611)	(31,187)	(3,322)
Total income from discontinued operations	20,277	17,922	30,792	21,739
Net income	$35,665	$69,590	$54,689	$79,044

Comprehensive income:
Net income	$35,665	$69,590	$54,689	$79,044
Change in unrealized net (loss) gain on investment in marketable equity securities	-	(1,243)	(6)	681
Change in unrealized gain (loss) on interest rate derivatives	2,000	-	2,485	(649)
Change in unrealized gain (loss) from non-consolidated entities	3,788	-	(6,158)	-
Less reclassification adjustment from loss (gains) included in net income	10,443	(616)	10,460	(2,746)
Other comprehensive income (loss)	16,231	(1,859)	6,781	(2,714)
Comprehensive income	$51,896	$67,731	$61,470	$76,330

Per limited partnership unit data:
Income from continuing operations	$0.21	$0.96	$0.34	$1.09
Income from discontinued operations	0.28	0.33	0.44	0.41
Net income per limited partnership unit	$0.49	$1.29	$0.78	$1.50
Distributions per limited partnership unit	$0.33	$0.38	$0.66	$0.75
Weighted average limited partnership units outstanding	72,027,266	53,900,790	70,365,341	52,723,686
See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited and in thousands, except unit data)

	Limited Partnership Units	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners' Equity

Balance at December 31, 2007	68,426,429	$572,802	$(8,401)	$564,401

Minority interest charge	—	14,794	—	14,794

Distributions	—	(47,538)	—	(47,538)

Issuance of units	3,600,837	9,702	—	9,702

Net income	—	54,689	—	54,689

Change in unrealized gain on investment
in marketable equity securities, net of
reclassification adjustment of $(17)
included in net income	—	—	11	11

Change in unrealized gain from non-consolidated entities, net of reclassification adjustment of $(10,443) included in net income	—	—	4,285	4,285

Change in unrealized gain on interest rate derivatives	—	—	2,485	2,485

Balance at June 30, 2008	72,027,266	$604,449	$(1,620)	$602,829

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007
(Unaudited and in thousands)

	2008	2007
Net cash provided by operating activities	$101,512	$91,581

Cash flows from investing activities:
Investment in real estate, including intangibles	(7,262)	(222,240)
Change in restricted cash	-	35,764
Deposits for future real estate acquisitions	-	(2,395)
Refund of deposits for real estate acquisitions	223	-
Proceeds from the sale of marketable equity securities	169	11,767
Purchase of marketable equity securities	-	(723)
Collection of loan receivable	-	34
Net proceeds from disposal of real estate and investments in limited partnerships	164,526	79,555
Construction in progress	(2,891)	(1,160)
Leasing costs incurred	(5,892)	(1,782)
Cash related to previously unconsolidated limited partnerships, net	-	9,111
Investments in limited partnerships and co-investment programs	(18,264)	(45,868)
Distributions from non-consolidated entities in excess of accumulated earnings	5,460	5,418
Net cash provided by (used in) investing activities	136,069	(132,519)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(187,437)	(561,526)
Repurchase of exchangeable notes payable	(109,687)	-
Proceeds from mortgage notes payable	70,000	274,900
Proceeds from exchangeable notes payable	-	450,000
Loans receivable to related party, net	(7,000)	(83,715)
Off-market swap partial termination payment	(160)	-
Distributions to limited partners	(193,124)	(48,313)
Distributions to minority interests	(18,360)	(8,737)
Deferred financing costs	(2,078)	(12,120)
Net cash (used in) provided by financing activities	(447,846)	10,489

Change in cash and cash equivalents	(210,265)	(30,449)

Cash and cash equivalents, at beginning of period	321,570	57,624
Cash and cash equivalents, at end of period	$111,305	$27,175

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q – June 30, 2008
(Unaudited and dollars in thousands, except per share/unit data)

Note 1 — Organization and Business

The Lexington Master Limited Partnership (the “Partnership”) was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s sole general partner, Lex GP-1 Trust, is a wholly owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership for Lexington. As of June 30, 2008, Lexington, through a wholly-owned subsidiary, Lex LP-1 Trust, owned approximately 52.7% of the outstanding limited partnership units of the Partnership.

Pursuant to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, the units issued and outstanding, other than units held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington common shares or, on a one-for-one basis, at Lex GP-1 Trust's option, cash, based on a trailing 20 trading day average. In addition, certain unit holders have voting rights equivalent to common shareholders of Lexington. At June 30, 2008, the number of units entitled to such voting rights was 34,073,548.

The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of June 30, 2008, the Partnership owned interests in approximately 140 consolidated properties located in 34 states.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Partnership’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership determines whether an entity in which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the Partnership to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Partnership controls the entity’s voting shares or similar rights, the entity is consolidated.

Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The most significant estimates made include the recoverability of accounts and notes receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, and the useful lives of long-lived assets. Actual results could differ from those estimates.

Revenue Recognition. The Partnership recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. In those instances in which the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.  The Partnership recognizes lease termination payments as a component of rental revenue in the period received, provided there are no further obligations under the lease.  All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated, as appropriate.  All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Impairment of Real Estate and Investments in Non-consolidated Entities. The Partnership evaluates the carrying value of all tangible and intangible assets held, including its investments in non-consolidated entities (such as Concord Debt Holdings, LLC) when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated future cash flows to be derived from the asset. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Net Income per Unit. Net income per unit is computed by dividing net income by 72,027,266 and 53,900,790 weighted average units outstanding during the three months ended June 30, 2008 and 2007, respectively, and 70,365,341 and 52,723,686 weighted average units outstanding during the six months ended June 30, 2008 and 2007, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.

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

Unit Redemptions. The Partnership’s limited partnership units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for cash or, at Lex GP-1 Trust’s option, Lexington common shares, on a one-for-one basis, based on a trailing 20 trading day average. These units are not otherwise mandatory redeemable by the Partnership. As of June 30, 2008, Lexington’s common shares had a closing price of $13.63 per share. Assuming all outstanding limited partner units not held by Lexington were redeemed on such date, the estimated fair value of the units was $464,880. Lex GP-1 Trust has the ability and intent to settle such redemptions in Lexington common shares.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any such obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2008, the Partnership was not aware of any environmental matter that could have a material impact on the financial statements.

Reclassifications. Certain amounts included in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Recently Issued Accounting Standards and Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, as amended (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which are deferred for one additional year and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS 13 and related standards. The adoption of the effective portions of this statement did not have a material impact on the Partnership’s financial position, results of operations or cash flows. The Partnership is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurement or remeasurements of previously reported fair values.

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

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS No. 159. The SEC Commission (“SEC”) announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. As the Partnership did not adopt the fair value provisions of SFAS 159, the adoption of this announcement did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value." SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interests' share of income or loss will no longer be recorded in the statement of operations and comprehensive income.

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

In March 2008, the FASB issued FSAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

Note 3 — Real Estate Investments and Lease Intangibles

On May 20, 2008, the Partnership acquired the remaining interest in a consolidated property located in Garland, Texas for $5,311.  This property was contributed to a co-investment program on May 30, 2008.

On March 25, 2008, Lexington contributed four properties to the Partnership in exchange for 3,600,837 units and the assumption of $50,974 in non-recourse mortgage debt. These properties were immediately contributed to one of the Partnership’s co–investment programs.

The Partnership acquired five properties during the six months ended June 30, 2007 from unaffiliated third parties for an aggregate capitalized cost of approximately $91,000 and allocated approximately $14,374 of the purchase price to intangible assets.

Lexington Acquiport Company LLC ("LAC")

On June 1, 2007, the Partnership and Lexington entered into purchase agreements with the Common Retirement Fund of the State of New York (“NYCRF”), Lexington’s 66.67% partner in one of Lexington’s co-investment programs, whereby after certain assets were distributed to Lexington, the Partnership acquired 100% of the interests in LAC from Lexington and NYCRF. Accordingly, the Partnership became the owner of ten primarily single tenant net leased real estate properties. The Partnership acquired the properties through a cash payment of approximately $117,800, issuance of approximately 3,100,000 limited partner units to Lexington, and assumed approximately $169,235 in non-recourse mortgage debt. The debt assumed by the Partnership bears interest at stated rates ranging from 6.00% to 8.19%, with a weighted-average stated rate of 7.40%. In addition, the debt matures at various dates ranging from 2010 to 2012.

Lexington/Lion Venture L.P. ("LION")

Effective June 1, 2007, the Partnership, Lexington and Lexington’s 70% partner in LION entered into a transaction whereby the Partnership acquired a 100% interest in six properties held by LION. The six acquired properties were subject to non-recourse mortgage debt of approximately $94,181, which bears interest at stated rates ranging from 4.76% to 6.22% with a weighted-average stated rate of 5.30% and matures at various dates ranging from 2012 to 2015. In addition, the Partnership issued approximately 4,100,000 limited partner units to Lexington in connection with the transaction and the Partnership paid approximately $6,600 of additional consideration, net of its incentive fee earned on this transaction, to Lexington’s former partner. In connection with this transaction, the Partnership recognized income of $8,530 from incentive fees in accordance with the LION partnership agreement and approximately $21,141 in gains relating to properties transferred to Lexington’s former partner, which are reported as equity in earnings (losses) of non-consolidated entities.

Note 4 — Mortgages and Notes Payable, Exchangeable Notes Payable and Contract Right Mortgage Note Payable

Mortgages and Notes Payable. The Partnership, excluding discontinued operations, had total outstanding mortgages and notes payable of $959,764 and $1,002,063 at June 30, 2008 and December 31, 2007, respectively. The mortgage notes mature on various dates from 2008 to 2017. Interest rates on the mortgages ranged from 3.1% to 10.3% at June 30, 2008 and from 3.9% to 10.3% at December 31, 2007, with a weighted average interest rate of 5.4% at June 30, 2008 and 6.0% at December 31, 2007. All the mortgage notes are collateralized by certain of the Partnership’s real estate and some of the mortgage notes are cross-collateralized.

During the six months ended June 30, 2008, the Partnership obtained $25,000 and $45,000 secured term loans from KeyBank N.A. The secured term loans are interest only at LIBOR plus 60 basis points and mature in 2013. The aggregate net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The Partnership recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. The new debt had an initial discount of $5,696 (representing the swap liability assumed in connection with the loans at inception-see Note 6). Amortization of the discount as interest expense will occur over the term of the debt. These loans contain customary covenants which the Partnership was in compliance with as of June 30, 2008.  As of June 30, 2008, there was $67,196 outstanding relating to these notes.

The Partnership obtained a $225,000 secured term loan from KeyBank N.A. in June 2007. The interest only secured term loan matures in June 2009 and bears interest at LIBOR plus 60 basis points. The loan requires the Partnership to make principal repayments from (1) the proceeds of certain property sales, unless the proceeds are used to complete a tax-free exchange, and (2) refinancing of certain properties. The secured term loan has customary covenants which the Partnership was in compliance with at June 30, 2008. As of June 30, 2008, there was $202,419 outstanding relating to this note.

Exchangeable Notes Payable. During 2007, the Partnership issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. The Exchangeable Notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity and upon certain events. The Exchangeable Notes are exchangeable by the holders into common shares of Lexington, at a current price of $21.99 per share, subject to adjustment upon certain events. Upon exchange the holders of the Exchangeable Notes would receive (1) cash equal to the principal amount of the Exchangeable Notes and (2) to the extent the exchange value exceeds the principal amount of the Exchangeable Notes, either cash or common shares of Lexington, at Lexington’s option. During the six months ended June 30, 2008, the Partnership repurchased $125,000 of the Exchangeable Notes for $109,687. The Partnership recognized a net gain on debt satisfaction of $8,104, including the write-off of deferred financing costs of $2,271 and the write-off of a portion of the discount (discussed below) of $4,938.

The Exchangeable Notes were issued at a discount of $23,025 (representing initial fair value of the embedded derivative relating to the conversion feature of the Exchangeable Notes, as described in Note 6). In addition, the Partnership incurred issuance costs of approximately $10,649. Amortization of the discount and issuance costs of $2,830 and $2,722, calculated over a five-year period, were recorded in interest expense for the six months ended June 30, 2008 and 2007, respectively.

Contract Right Mortgage Note Payable. The Partnership has one contract right mortgage note payable with a principal balance of $14,094 and $13,444 at June 30, 2008 and December 31, 2007, respectively. The contract right mortgage note has a fixed interest rate of 9.68%, and principal payments commence in 2009.

Note 5 — Investments in Non-Consolidated Entities

The Partnership has investments in various non-consolidated entities, including a co-investment program to acquire and originate loans, a co-investment program to invest in specialty net leased real estate, a joint venture to acquire shares in a real estate investment trust and interests in real estate limited partnerships.

Concord Debt Holdings LLC (“Concord”)

On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR), and Michael L. Ashner, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. Concord was owned equally by Winthrop and the Partnership. The Partnership and Winthrop have each invested $162,500 in Concord. As of June 30, 2008 and December 31, 2007, $143,722 and $155,830, respectively, was the Partnership’s investment in Concord. All profits, losses and cash flows of Concord were distributed in accordance with the respective membership interests.

Concord was governed by an investment committee which consisted of three members appointed by each of Winthrop and the Partnership with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee required the affirmative vote of members appointed by Winthrop and the Partnership. Pursuant to the then terms of the limited liability company agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, required the consent of the investment committee; provided, however, the consent of both Winthrop and the Partnership was required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the Partnership would require consent of Winthrop’s Conflicts Committee or Lexington’s independent trustees.

The Partnership accounts for this investment using the equity method.

The following is summary balance sheet data as of June 30, 2008 and December 31, 2007 and income statement data for the three and six months ended June 30, 2008 and 2007 for Concord:

	June 30,	December 31,
	2008	2007

Cash and restricted cash	$30,366	$19,094
Investments	1,045,488	1,140,108
Collateralized debt obligations	362,450	376,650
Warehouse debt facilities obligations	427,858	472,324
Members’ equity	286,708	310,922

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Interest and other income	$17,170	$17,050	$37,209	$28,204
Interest expense	(8,574)	(9,943)	(18,886)	(16,609)
Impairment charge	(52,639)	-	(58,016)	-
Gain on debt repayment	2,552	-	7,702	-
Other expenses and minority interest	(417)	(1,507)	(1,767)	(2,685)
Net income (loss)	$(41,908)	$5,600	$(33,758)	$8,910
Other comprehensive income	28,463	-	8,569	-
Comprehensive income (loss)	$(13,445)	$5,600	$(25,189)	$8,910

Concord’s loan assets are classified as  held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be other-than-temporarily impaired. Concord’s bonds are classified as available for sale securities and, accordingly, are marked-to-estimated fair value on a quarterly basis based on valuations performed by Concord’s management.  During the three and six months ended June 30, 2008, the management of Concord did a complete evaluation of its bond and loan portfolio, including an analysis of any underlying collateral supporting these investments. This resulted in a charge to earnings at Concord of $52,639 and $58,016 for the three and six months ended June 30, 2008, respectively.  On August 2, 2008, the Partnership restructured its investment in Concord (see Note 11).

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub, LLC (“Inland”). NLS was established to acquire single-tenant specialty net lease real estate in the United States. In connection with the formation of NLS in December 2007 the Partnership contributed (1) interests in 12 properties with an agreed upon value of $102,660 and (2) $6,721 in cash to NLS and Inland contributed $121,676 in cash to NLS. In addition, Lexington sold for cash interests in 18 properties to NLS. The properties were subject to $186,302 in mortgage debt. After such formation transaction Inland and the Partnership owned 85.0% and 15.0% of NLS’s common equity and the Partnership owned 100% of NLS’s $87,615 preferred equity.

On March 25, 2008, the Partnership contributed (1) interests in five properties and (2) $4,354 in cash to NLS and Inland contributed $72,545 in cash to NLS. In addition, Lexington sold for cash interests in six properties to NLS. The properties were subject to $131,603 in mortgage debt which was assumed by NLS. The mortgage debt assumed by NLS has stated rates ranging from 5.1% to 8.0%, with a weighted average rate of 6.0% and maturity dates ranging from 2011 to 2021. After this transaction, Inland and the Partnership owned 85% and 15%, respectively, of NLS’s common equity and the Partnership owned 100% of NLS’s $141,329 preferred equity.

On May 30, 2008, the Partnership contributed (1) an interest in a property and (2) $3,458 in cash to NLS and Inland contributed $19,011 in cash to NLS.  NLS also purchased an interest in a property from Lexington for $43,720 plus the assumption of $21,545 in non-recourse mortgage debt.  The mortgage debt assumed by NLS has a stated interest rate of 8.04% and matures in 2015.  After this transaction Inland and the Partnership owned 85% and 15%, respectively, of NLS's common equity and the Partnership owned 100% of NLS's $162,487 preferred equity.

The Partnership’s equity method investment in NLS was $76,920 and $48,654 at June 30, 2008 and December 31, 2007, respectively, which includes the cash contributed, the historical carrying value of properties contributed and the Partnership’s share of net income and distributions.

Inland and the Partnership are currently entitled to a return on/of their respective investments as follows: (1) Inland, 9% on its common equity, (2) the Partnership, 6.5% on its preferred equity, (3) the Partnership, 9% on its common equity, (4) return of the Partnership preferred equity, (5) return of Inland common equity (6) return of the Partnership common equity and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Partnership as long as the Partnership is the general partner, if not, allocations are 85% to Inland and 15% to the Partnership.

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

The following is summary historical cost basis selected balance sheet data as of June 30, 2008 and December 31, 2007 and income statement data for the six months ended June 30, 2008 for NLS:

	As of 6/30/08	As of 12/31/07

Real estate, including intangibles	$735,800	$405,834
Cash	6,018	1,884
Mortgages payable	322,737	171,556

For the six months ended June 30, 2008

Gross rental revenues	$21,523
Depreciation and amortization	(13,028)
Interest expense	(7,598)
Other expenses, net	(1,157)
Net loss	$(260)

During the six months ended June 30, 2008, the Partnership recognized $6,056 in losses relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value at inception of the Partnership’s equity investment in NLS is $117,825 and is accreted into equity in earnings of non-consolidated entities. During the six months ended June 30, 2008, the Partnership recorded $1,639 related to this difference.

During the six months ended June 30, 2008, the Partnership incurred transaction costs relating to the formation of NLS of $1,146, which are included in general and administrative expenses in the six months ended June 30, 2008 unaudited condensed consolidated statements of operations.

LEX-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the Partnership holds a 28% ownership interest, acquired, through a tender offer, 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.) (“Wells”), a non-exchange traded entity, at a price per share of $9.30. During 2007, the Partnership funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop also holds a 28% interest in Lex-Win. Lexington’s former Executive Chairman and Director of Strategic Acquisitions is the Chief Executive Officer of the parent of Winthrop. Profits, losses and cash flows of Lex-Win are allocated in accordance with the respective membership interests.  During the three and six months ended June 30, 2008 Lex-Win incurred an impairment charge of $3,600 relating to its investment in Wells due to an other than temporary decline in the value of the Wells shares based upon a valuation done by Lex-Win management (See Note 11).

Other

The Partnership’s equity investments in other real estate limited partnerships at June 30, 2008 and December 31, 2007, consists primarily of six partnerships with ownership percentages ranging from 26.0% to 35.0%, and these partnerships own interests in approximately 35 properties.

Note 6 — Derivative Instruments

During the six months ended June 30, 2007, the Partnership had the following agreements in order to limit the exposure to interest rate volatility on its loan with KeyBank N.A. and Bank of America N.A.: a five year interest rate swap agreement with KeyBank N.A., effectively setting the LIBOR rate at 4.642% for $250,000 of the secured term loan balance through August 11, 2010 and a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000. The Partnership designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the KeyBank N.A. and Bank of America N.A. loan, the Partnership sold its interest rate swap agreement for $1,870. The estimated fair market value of the interest rate cap is approximately zero at June 30, 2008. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400 to earnings during the first quarter of 2007, which has been included in interest expense.

On March 19, 2008, the Partnership entered into a five-year interest rate swap agreement with KeyBank N.A., to swap the LIBOR rate on the Partnership’s $25,000 and $45,000 secured term loans with KeyBank N.A. for a fixed rate of 4.9196% through March 18, 2013, and the Partnership assumed a liability for the fair value of the swap at inception of approximately $5,696 ($2,515 at June 30, 2008) which is included in accounts payable and other liabilities on the accompanying unaudited condensed consolidated balance sheet.

Also at inception, in accordance with SFAS 133, as amended, the Partnership designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap will be recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Partnership cannot assume that there will be no ineffectiveness in the hedging relationship.  However, the Partnership expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings. During the six months ended June 30, 2008, the Partnership terminated a portion of the swap for a notional amount of $2,804 due to a payment of the same amount on the $45,000 KeyBank N.A. secured term loan.  The Partnership recognized $531 as a reduction of interest expense during the six months ended June 30, 2008 due to the swap's ineffectiveness and forecasted transactions no longer being probable.

The holders of the Exchangeable Notes (described in Note 4) have an option to exchange their Exchangeable Notes under certain conditions for common shares of Lexington. This option was determined to be an embedded derivative, which was required to be separately accounted for and reported at estimated fair value. The Partnership’s third party valuation consultant calculated the fair value of this embedded derivative to initially be a liability of approximately $23,025. The valuation of the embedded derivative considers many factors, including interest rates and Lexington’s common share price. The Partnership recognized a net increase in the fair value of the embedded derivative liability of $2,269 as a reduction to earnings for the six months ended June 30, 2008.  The Partnership recognized a decrease in the fair value of the embedded derivative liability of $1,209 as an increase to earnings during the six months ended June 30, 2007.  The embedded derivative had a fair value of $4,069 and $1,800 at June 30, 2008 and December 31, 2007, respectively.

On January 1, 2008, the Partnership adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The table below presents the Partnership’s liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall.

	Fair Value Measurements at June 30, 2008 using

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008

Swap Obligation	$—	$2,515	$—	$2,515

Exchangeable Notes
Option Embedded
Derivative Liability	$—	$—	$4,069	$4,069

Although the Partnership has determined that the majority of the inputs used to value its swap obligation derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Partnership has determined that the credit valuation adjustment on the overall swap obligation is not significant. As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.

The table below presents a reconciliation of the beginning and ending balance of the Exchangeable Notes option embedded derivative liability which has fair value measurements based on significant unobservable inputs (Level 3):

Fair Value Measurements at June 30, 2008 using Significant Unobservable Inputs (Level 3)

Balance January 1, 2008	$1,800

Change in fair value included as a reduction to earnings	2,269
Balance June 30, 2008	$4,069

Note 7 — Related Party Transactions

The following describes certain related party transactions not discussed elsewhere in the notes:

An affiliate Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, provides property management services at properties owned by the Partnership. The Partnership paid or accrued fees to Winthrop Management of $910 and $283 for the six months ended June 30, 2008 and 2007, respectively.

An affiliate of Lexington’s former Executive Chairman and Director of Strategic Acquisitions, WRP Sub-Management LLC provides management and accounting services to Concord effective January 1, 2007. WRP Sub-Management LLC earned management fees of $458 and $1,138 for the six months ended June 30, 2008 and 2007, respectively. In addition, Concord reimbursed WRP Sub-Management LLC for payroll and related expenses of $430 and $349 for the six months ended June 30, 2008 and 2007, respectively. Another affiliate of Lexington’s former Executive Chairman, First Winthrop Corporation (“First Winthrop”) provides partnership administrative services to certain consolidated and non-consolidated entities. First Winthrop earned fees and reimbursements of $25 and $46 for the six months ended June 30, 2008 and 2007, respectively.

An entity owned by two of our unitholders, Newkirk RE Associates, provided administrative services to three of our non-consolidated entities and earned a fee of $58 and $19 for the six months ended June 30, 2008 and 2007, respectively.

The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties and one other property controlled by a former affiliate. The Partnership’s ownership interest, net of discount, amounted to $11,751 and $11,566 at June 30, 2008 and December 31, 2007, respectively.

The Partnership has advanced $33,612, net, to Lexington as of June 30, 2008. The advances are payable on demand and bear interest at the rate charged by the Partnership’s $225,000 secured term loan with KeyBank N.A.

As of June 30, 2008 and December 31, 2007, $4,249 and $21,378, respectively, of mortgage notes payable are due to entities owned by two of the Partnership’s significant unitholders and Lexington’s former Executive Chairman and Director of Strategic Acquisitions.

Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $5,221 and $3,967 for the six months ended June 30, 2008 and 2007, respectively.  The Partnership owed $4,381 and $733 of these costs to Lexington as of June 30, 2008 and December 31, 2007, respectively, and are included in accounts payable and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

Winthrop Realty Partners, L.P., an affiliate of Lexington’s former Executive Chairman and Director of Strategic Acquisitions, earned a fee of $18 during the six months ended June 30, 2008 to manage the affairs of Lex-Win.

LRA earned management fees of approximately $114 during the six months ended June 30, 2008 for managing four consolidated properties. LRA also earned a fee of $377 during the six months ended June 30, 2008 under the management agreement with NLS.

Note 8 — Commitments and Contingencies

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

The property owned by the Partnership located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275 was paid to USRA during the year ended December 31, 2006 for the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of June 30, 2008.

On December 31, 2006, the Partnership, Lexington and, Lexington’s other operating partnerships, (Lepercq Corporate Income Fund LP (“LCIF”), Lepercq Corporate Income Fund II LP (“LCIF II”) and Net 3 Acquisition LP (“Net 3”)) entered into a funding agreement. All references to "Operating Partnerships" in this paragraph refer to the Partnership, LCIF, LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common share into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. The Partnership’s right to receive these loans will expire if Lexington contributes to the Partnership all of its economic interests in the other Operating Partnerships and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter the Partnership will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid. No amounts have been advanced under this agreement.

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

Note 9 — Discontinued Operations and Sales of Real Estate

The Partnership has classified various properties which have met all of the criteria of SFAS 144 as real estate held for sale in the accompanying unaudited condensed consolidated balance sheets and has classified the operations of these properties and properties sold as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. At June 30, 2008, the Partnership had no properties classified as held for sale.  The assets and liabilities of properties held for sale at June 30, 2008 represent residual amounts owed to or by the Partnership relating to properties sold.   At December 31, 2007, the Partnership had two properties classified as held for sale with aggregate assets of $92,357 and liabilities, principally mortgage notes payable, aggregating $86,726.

During the six months ended June 30, 2008, the Partnership sold seven properties for a combined gross sales price of $167,125 and recognized a net gain on sale of $61,686. During the six months ended June 30, 2007, the Partnership sold seven properties and an interest in a limited partnership for a combined sales price of approximately $80,020 and recognized a net gain on sale of these assets of $15,177. The sales and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS 144.

Included in gains from disposal of real estate in discontinued operations is $39,888 in gain from the sale of the Partnership’s property located in El Segundo, California.  A minority interest held a 47% ownership interest in this property.  A minority interest deficit existed upon the Partnership’s acquisition of the property and was presented as a reduction of partners’ capital because the minority interest was not required to restore its deficit balance.  The minority interest deficit was $14,794 as of January 1, 2008.  During the six months ended June 30, 2008, the minority interest was allocated $31,187 in gain on sale and income from discontinued operations and was paid cash distributions of $15,271, and its remaining historical deficit was eliminated by reporting an increase of $14,794 in the 2008 condensed consolidated statement of changes in partners’ equity.

Discontinued operations for the properties sold and held for sale for the three  and six months ended June 30, 2008 and 2007 are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Total gross revenues	$529	$7,425	$3,771	$16,024
Pre-tax income, including gains on sale	$20,322	$17,956	$30,861	$21,789

Note 10 — Supplemental Disclosure of Statement of Cash Flow Information

During the six months ended June 30, 2008 and 2007, the Partnership paid $42,609 and $15,943, respectively, for interest.  During the six months ended June 30, 2008 and 2007, the Partnership paid $973 and $1,394, respectively, for state and local taxes.

In connection with a mortgage obtained in January 2007, the lender held back $6,500 until completion of the secured property's expansion project.  The Partnership received these funds from the lender on July 31, 2007.

In connection with the LAC and LION transactions on June 1, 2007, discussed in Note 3, the Partnership paid $124,500 in cash, issued 7,180,779 limited partner units to Lexington, and acquired approximately $400,700 in real estate, $102,800 in intangibles, $10,600 in cash, assumed $268,100 in mortgages payable, $7,500 in below market leases and acquired $2,800 in other assets net of liabilities.

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

During the six months ended June 30, 2008, the Partnership contributed six properties to NLS with real estate and intangibles, net of accumulated depreciation and amortization, of $75,888 and mortgage notes payable in the amount of $51,497 were assumed by NLS.

Note 11 — Subsequent Events

Subsequent to June 30, 2008, the Partnership:

•	Extended a $1,000 mezzanine loan to an unaffiliated third party. The note bears interest at a rate of 16.0% and matures in 2018. Payments of principal and interest are due on the maturity date;

•	Repurchased $3,000 of the 5.45% Exchangeable Guaranteed Notes for $2,640;

•	Sold a property in Columbia, Maryland to an unaffiliated third party for $5,000;

•	Repaid $5,611 on its KeyBank N.A. secured term loans;

•	Advanced an additional $23,500 to Lexington;

•
On August 2, 2008,  the Partnership and Winthrop formed a jointly owned subsidiary, Lex-Win Concord LLC (“Lex-Win Concord”), and the Partnership and Winthrop each contributed to Lex-Win Concord all of their right, title and interest in Concord  and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO.  Immediately following the contribution, a subsidiary of Inland American Real Estate Trust Inc. (“Inland American Concord”) entered into an agreement to contribute up to $100,000 in capital over the next 18 months to Concord, with an initial investment of $20,000.  Lex-Win Concord, as managing member, and Inland American Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord.  Under the terms of the agreement, additional contributions by Inland American Concord are to be used primarily for the origination and acquisition of additional debt instruments including, whole loans, B notes and mezzanine loans.  In addition, providing certain terms and conditions are satisfied, including payment of Inland American Concord’s 10% priority return, both the Partnership and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 through distributions of principal payments from the retirement of existing loans and bonds in Concord’s current portfolio.  In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75,000 only if such capital contributions are necessary under certain circumstances; and

•	Lex-Win sold its entire interest in Wells for $32,289, of which the Partnership's share is $9,041.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms the “Partnership”, “we”, ”us” and “our”, we mean The Lexington Master Limited Partnership and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our "Quarterly Report" are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.  References herein to "Lexington" are to Lexington Realty Trust.

Forward-Looking Statements

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2008 and  2007, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our most recent Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions.  Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports files with the SEC, including risks related to: (i) changes in general business and economic conditions, (ii) competition, (iii) increases in real estate construction costs, (iv) changes in interest rates, or (v) changes in accessibility of debt and equity capital markets.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Accordingly, there is no assurance that our expectations will be realized.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies are included in our Annual Report for the year ended December 31, 2007 and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report.  There have been no significant changes to those policies during 2008.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 157, Fair Value Measurements or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years except for those relating to non-financial assets and liabilities, which are deferred for one additional year and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS 13 and related standards. The adoption of the effective portions of this statement did not have a material impact on our financial position, results of operations or cash flows. Management is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurements or remeasurements of previously reported fair values.

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

In June 2007, the SEC staff announced revisions to EITF Topic D-98 related to the release of SFAS No. 159. The SEC announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. As we did not adopt the fair value provisions of SFAS 159, the adoption of this announcement did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations, which we refer to as SFAS 141R. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51, which we refer to as SFAS 160. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interests' share of income or loss will no longer be recorded in the statement of operations and comprehensive income.

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

In March 2008, the FASB issued FSAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133, which we refer to as SFAS 161. SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivatives instruments, how derivatives instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Our principal sources of liquidity are revenues generated by operating cash flows, property sales, co-investment programs and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. As of June 30, 2008, we held interests in approximately 140 consolidated properties located in 34 states. Pursuant to the terms of the leases, the tenants are generally responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance.

We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with Lexington's REIT requirements in both the short-term and long-term. Lexington and its operating partnerships, including us, have entered into a funding agreement, pursuant to which we agreed that if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners, Lexington and the other operating partnerships will fund their pro rata share of the shortfall in the form of loans. In addition, we anticipate that cash on hand and issuance of equity and debt, as well as other alternatives; will provide the necessary capital required for our investment activities.

During the six months ended June 30, 2008, we acquired the remaining interest in a property located in Garland, Texas for $5.3 million.  We also acquired four properties from Lexington in exchange for 3.6 million units of limited partnership and the assumption of $51.0 million in non-recourse mortgage debt.  We sold seven properties during the six months ended June 30, 2008 for an aggregate gross sales price of $167.1 million and realized a net gain of $61.7 million.  We also contributed six properties to our co-investment program with Inland American (Net Lease Sub), LLC.

As more fully described in note 3 to the unaudited condensed consolidated financial statements, we acquired substantially all of the remaining interests in two of Lexington's co-investment programs during the six months ended June 30, 2007.  We paid $124.5 million in cash, issued approximately 7.2 million units to Lexington; and assumed $263.4 million in non-recourse mortgage debt to acquire 16 real estate properties.  In addition we acquired five properties during the six months ended June 30, 2007 for an aggregate capitalized cost of $91.0 million and sold seven properties and an interest in a limited partnership for an aggregate gross sales price of $80.0 million.  We recognized a net gain on the sale of the properties of $15.2 million.

Cash Flows

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $101.5 million for the six months ended June 30, 2008 from $91.6 million for the six months ended June 30, 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $136.1 million for the six months ended June 30 2008 and $(132.5) million for the six months ended June 30, 2007. Cash provided by investing activities related primarily to proceeds from the sale of properties and investments in limited partnerships, distributions from non-consolidated entities in excess of accumulated earnings, a change in restricted cash primarily relating to the release of funds held by a 1031 exchange intermediary, and proceeds from the disposal of marketable equity securities. Cash used in investing activities related primarily to investments in real estate, investments in limited partnerships and co-investment programs, purchases of marketable equity securities, funding construction in progress and payment of leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $(447.8) million for the six months ended June 30, 2008 and $10.5 million for the six months ended June 30, 2007. Cash used in financing activities was primarily due to debt service payments and satisfactions, the partial satisfaction of a cross-collateralized loan and the Exchangeable Notes, loan advances to a related party, payment of deferred financing costs, and distribution payments. Cash provided by financing activities was primarily attributable to proceeds from our Exchangeable Notes offering, non-recourse mortgages and borrowings under our secured term loans with KeyBank N.A.

Distributions

During the six months ended June 30, 2008 and 2007, we paid distributions of $193.1 million and $48.3 million, respectively. The increase is primarily due to the $2.10 per unit special distribution paid in January 2008.

In June 2008, we declared a distribution of $23.8 million ($.33 per unit) which was paid on July 14, 2008 to the holders of record as of June 30, 2008.

Financings

During the six months ended June 30, 2008, we obtained $25.0 million and $45.0 million secured term loans from KeyBank N.A. The secured term loans are interest only at LIBOR plus 60 basis points and mature in 2013. We entered into a swap agreement relating to these loans which effectively fixes the interest rate at 5.5% per annum. The net proceeds of the secured term loans ($68.0 million) were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014. We assumed a liability for the fair value of the swap at inception of approximately $5.7 million ($2.5 million at June 30, 2008).  As of June 30, 2008, there was an aggregate $67.2 million outstanding relating to these loans.

We have a secured term loan with KeyBank N.A., which bears interest at LIBOR plus 60 basis points. As of June 30, 2008, $202.4 million was outstanding under the secured term loan. The secured term loan is scheduled to mature in June 2009. The secured term loan requires monthly payments of interest only. We are also required to repay principal from the proceeds of certain property sales if proceeds are not reinvested into net leased properties and certain refinancings. The required principal repayments are based on a minimum release price set forth in the secured agreement.

These secured term loans have customary covenants, which we were in compliance with as of June 30, 2008.

In 2007, we issued $450.0 million aggregate principal amount of 5.45% Guaranteed Exchangeable Notes due in 2027, which can be put by the holder every five years commencing in 2012 and upon certain events. The net proceeds were used to repay indebtedness. The Exchangeable Notes are exchangeable at certain times by the holders into Lexington’s common shares at a current price of $21.99 per share; however, the principal balance must be satisfied in cash. During the six months ended June 30, 2008, we repurchased $125.0 million of these Exchangeable Notes for $109.7 million, which resulted in a net gain of $8.1 million.

During the first half of 2007, we financed properties located in McDonough, Georgia, Shreveport, Louisiana and Coppell, Texas.  We used the proceeds from these borrowings, along with other cash sources, to fully repay the outstanding borrowings of $547.2 million under our former secured term loan with KeyBank N.A.

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

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

Income from Continuing Operations

Income from continuing operations decreased by $36.3 million to $15.4 million for the three months ended June 30, 2008 from $51.7 million for the three months ended June 30, 2007. The reasons for this decrease are more fully described below.

Rental Income

Rental income increased by $31.9 million to $75.9 million for the three months ended June 30, 2008 from $44.0 million for the three months ended June 30, 2007.  The increase was primarily due to two lease terminations during 2008 generating an additional $28.7 million in rental revenue.  The increase was also due to rental income from new acquisitions and contributions of properties by Lexington.

Advisory and Incentive fees

Advisory and incentive fees of $8.5 million for the three months ended June 30, 2007 represent incentive fees earned in accordance with the LION partnership agreement. No advisory and incentive fees were earned in 2008.

Tenant Reimbursements

Tenant reimbursements increased by $2.7 million to $4.3 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. The increase is due to more tenants being under gross or modified gross leases.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.5 million to $20.2 million for the three months ended June 30, 2008 compared to $11.7 million for the three months ended June 30, 2007. The increase was primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period (generally the lease term) than real estate assets.

Property Operating

Property operating expense increased by $5.6 million to $9.8 million for the three months ended June 30, 2008 compared to $4.2 million for the three months ended June 30, 2007. The increase results from properties acquired for which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

General and Administrative

General and administrative expense increased by $3.0 million to $4.7 million for the three months ended June 30, 2008 compared to $1.7 million for the three months ended June 30, 2007.  The increase was primarily due to higher general and administrative cost allocations from Lexington.

Non-Operating Income

Non-operating income increased by $15.9 million to $17.5 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. The increase was primarily due to $16.0 million of non-operating income recognized during the three months ended June 30, 2008 when we acquired the title to land under our property in Baltimore, Maryland in a lease termination transaction.

Interest and Amortization

Interest and amortization expense increased by $5.7 million to $20.0 million for the three months ended June 30, 2008 compared to $14.3 million for the three months ended June 30, 2007. The increase was primarily due to an increase in indebtedness.

Debt Satisfaction Gain

The debt satisfaction gain for the three months ended June 30, 2008 of $1.3 million relates primarily to the gain generated by the Exchangeable Notes debt satisfaction, net of the write-off of a portion of the discount and deferred financing costs.

Change in Fair Value of Embedded Derivative

During the three months ended June 30, 2008 and 2007, we recognized income of $2.8 million and $6.5 million, respectively, due to a decrease in the estimated fair value of the liability for the embedded derivative related to the Exchangeable Notes. The value of the embedded derivative is determined based upon many variables, including Lexington’s common share price, its volatility and interest rates and credit rating spreads.

Equity in Earnings (Losses) of Non-Consolidated Entities

Equity in earnings (losses) of non-consolidated entities was a loss of $28.2 million for the three months ended June 30, 2008 compared to earnings of $24.1 million for the three months ended June 30, 2007. The fluctuation is due to Concord Debt Holdings LLC taking an impairment charge of $52.6 million (our share of which was $26.3 million) during the three months ended June 30, 2008.  We also recognized $21.1 million of income on the sale of properties to Lexington's former partner in the LION joint venture during the three months ended June 30, 2007.

Discontinued Operations

Income from discontinued operations increased by $2.4 million to $20.3 million for the three months ended June 30, 2008 compared to $17.9 million for the three months ended June 30, 2007. This increase was primarily due to an increase in gains on sale of $5.1 million and a decrease in minority interests' share of loss (income) of $1.6 million, offset by a decrease in income from discontinued operations of $4.1 million and an increase in debt satisfaction charges of $0.3 million.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

Income from Continuing Operations

Income from continuing operations decreased by $33.4 million to $23.9 million for the six months ended June 30, 2008 from $57.3 million for the six months ended June 30, 2007. The reasons for this decrease are more fully described below.

Rental Income

Rental income increased by $46.7 million to $127.7 million for the six months ended June 30, 2008 from $81.0 million for the six months ended June 30, 2007. The increase was primarily due to income of $28.7 million recognized in connection with the termination of two leases.  The increase was also due to rental income from new acquisitions and contributions of property by Lexington.

Advisory and Incentive fees

Advisory and incentive fees of $8.5 million for the six months ended June 30, 2007 represent incentive fees earned in accordance with the LION partnership agreement. No advisory and incentive fees were earned in 2008.

Tenant Reimbursements

Tenant reimbursements increased by $6.0 million to $8.2 million for the six months ended June 30, 2008 from $2.2 million for the six months ended June 30, 2007. The increase is due to more tenants being under gross or modified gross leases.

Depreciation and Amortization

Depreciation and amortization expense increased by $21.1 million to $40.5 million for the six months ended June 30, 2008 compared to $19.4 million for the six months ended June 30, 2007. The increase was primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period (generally the lease term) than real estate assets.

Property Operating

Property operating expense increased by $11.0 million to $18.3 million for the six months ended June 30, 2008 compared to $7.3 million for the six months ended June 30, 2007. The increase results from properties acquired for which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

General and Administrative

General and administrative expense increased by $2.0 million to $7.9 million for the six months ended June 30, 2008 compared to $5.9 million for the six months ended June 30, 2007.  The increase was primarily due to higher general and administrative cost allocations from Lexington and costs associated with the formation of a co-investment program.

Non-Operating Income

Non-operating income increased by $16.0 million to $20.6 million for the six months ended June 30, 2008 from $4.6 million for the six months ended June 30, 2007. The increase was due to $16.0 million recognized when we acquired the title to land under our Baltimore, Maryland property in connection with a lease termination transaction.
.
Interest and Amortization

Interest and amortization expense increased by $15.7 million to $41.4 million for the six months ended June 30, 2008 compared to $25.7 million for the six months ended June 30, 2007. The increase was primarily due to an increase in indebtedness.

Debt Satisfaction Gain (Charge)

The debt satisfaction gain for the six months ended June 30, 2008 of $7.5 million relates primarily to the gain realized by the Exchangeable Notes debt satisfaction, net of the write-off of a portion of the discount and deferred financing costs. The debt satisfaction charge of $2.4 million for the six months ended June 30, 2007 relates to the write-off of unamortized deferred financing costs related to the satisfaction of the former secured term loan with KeyBank N.A.

Change in Fair Value of Embedded Derivative

During the six months ended June 30, 2008, we recognized expense of $2.3 million due to an increase in the estimated fair value of the liability for the embedded derivative related to the Exchangeable Notes.  During the six months ended June 30, 2007, we recognized income of $1.2 million due to a decrease in the estimated fair value of the liability of the embedded derivative.  The value of the embedded derivative is determined based upon many variables, including Lexington’s common share price, its volatility and interest rates and credit rating spreads.

Equity in Earnings (Losses) of Non-Consolidated Entities

Equity in earnings (losses) of non-consolidated entities fluctuated by $49.1 million to a loss of $23.0 million for the six months ended June 30, 2008 compared to earnings of $26.1 million for the six months ended June 30, 2007. The fluctuation is due to Concord Debt Holdings LLC taking an impairment charge of $58.0 million (our share of which was $29.0 million) during the six months ending June 30, 2008.  We also recognized $21.1 million of income on the sale of properties to Lexington's former partner in the LION joint venture during the six months ended June 30, 2007.

Discontinued Operations

Income from discontinued operations increased by $9.1 million to $30.8 million for the six months ended June 30, 2008 compared to $21.7 million for the six months ended June 30, 2007. This increase was primarily due to an increase in gains on sale of $46.5 million, offset by an increase in minority interests' share of income of $27.9 million, a decrease in income from discontinued operations of $8.9 million and an increase in debt satisfaction charges of $0.6 million.

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

Off-Balance Sheet Arrangements

Funding Agreement

On December 31, 2006, Lexington and its other operating partnerships including, us, entered into a funding agreement. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2)

the cash dividend payable with respect to a whole or fractional Lexington common share into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other operating partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. Our right to receive these loans will expire if Lexington contributes to us all of its economic interests in the other operating partnerships, and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter we will remain obligated to continue to make these loans until there are no remaining units outstanding in the other operating partnerships and all loans have been repaid.

Non-Consolidated Real Estate Entities.

As of June 30, 2008, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of June 30, 2008 and 2007, our consolidated variable rate indebtedness was approximately $200.0 million and $225.0 million, respectively, which represented 15.6% and 17.7% of total long-term indebtedness, respectively.  During the three months ended June 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.3% and 5.9%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2008 and 2007 would have been increased by approximately $0.5 million and $0.1 million, respectively.  During the six months ended June 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 4.0% and 6.6%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2008 and 2007 would have been increased by approximately $1.0 million and $0.3 million, respectively. As of June 30, 2008 and 2007, our consolidated fixed rate debt was approximately $1.1 billion and $1.0 billion respectively, which represented 84.4% and 82.3%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved.  However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values.  The following fair values are determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of June 30, 2008 and are indicative of the interest rate environment as of June 30, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.  Accordingly, we estimate the fair value of our fixed rate debt at $1.0 billion as of June 30, 2008.

 Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement and one interest rate swap agreement. Also our embedded derivative financial instrument is subject to market fluctuation as its value is dependent on numerous factors including the valuation of Lexington’s common stock.

Item 4T.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Lexington’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, Lexington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of our general partner was responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of Lexington’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 was effective.

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

Our Annual Report did not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business.  Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of these matters, we cannot estimate losses or ranges of losses for proceedings where there is only a reasonable possibility that a loss may be incurred.

ITEM 1A.       Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds – not applicable

ITEM 3.          Defaults Upon Senior Securities – not applicable

ITEM 4.          Submission of Matters to a Vote of Security Holders – not applicable

ITEM 5.          Other Information – not applicable

ITEM 6.          Exhibits

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

4.4
Third Supplemental Indenture, dated as of June 19, 2007, among the Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee.
(f)

9.1	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington	(c)

Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC

9.2	Amendment No. 1 to Voting Trustee Agreement, dated as of March 20, 2008, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(j)

10.1
Letter Agreement among Lexington Realty Trust, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC
(a)

10.2
Amendment to the Letter Agreement among Lexington Realty Trust, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC
(a)

10.3	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC	(h)

10.4 10.5
Limited Liability Company Agreement of Lex-Win Concord, dated August 2, 2008

Administration and Advisory Agreement, dated August 2, 2008, among Lex-Win Concord LLC, WRP Management LLC and WRP Sub-Management LLC
(h) (h)

10.6	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(b)

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

10.14
Second Amended and Restated Limited Partnership Agreement of Net Lease Strategic Assets Fund L.P., dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC
(g)

10.15	Form of Contribution Agreement	(i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Furnished herewith

(a)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005
(b)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006
(c)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed September 24, 2007
(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007
(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed March 9, 2007
(f)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 22, 2007
(g)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007
(h)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 2, 2008
(i)	Incorporated by reference to the Partnership's Current Report on Form 8-K filed December 26, 2007
(j)	Incorporated by reference to the Partnership's Current Report on Form 8-K filed March 24, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 8, 2008

THE LEXINGTON MASTER LIMITED PARTNERSHIP

By:	Lex-GP-1Trust, its General Partner

By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

By: /s/T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	August 8, 2008

By: /s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	August 8, 2008