Form 10-Q
period 2008-09-30
Lexington Master Limited Partnership
filed 2008-11-07
CIK 1165460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008
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

(212) 692-7200

(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 72,027,247 Limited Partnership Units Outstanding as of November 3, 2008.

PART 1. — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except unit data)

	September 30,	December 31,
	2008	2007
ASSETS:
Real estate investments, at cost	$1,790,167	$1,829,478
Less: accumulated depreciation and amortization	426,358	419,659

Real estate investments, net	1,363,809	1,409,819
Properties held for sale — discontinued operations	996	92,357
Cash and cash equivalents	84,350	321,570
Restricted cash	5,013	19,650
Rent receivable -current	13,453	18,663
Rent receivable -deferred	25,891	29,150
Loans and interest receivable	40,450	26,612
Investment in and advances to non-consolidated entities	219,066	227,077
Deferred costs, net	25,029	25,883
Intangible assets, net	127,871	155,375
Other assets	18,159	16,788

	$1,924,087	$2,342,944

LIABILITIES, MINORITY INTERESTS AND EQUITY:
Liabilities:
Mortgages and notes payable, net of unamortized discount	$946,460	$1,002,063
Exchangeable notes payable, net of unamortized discount	289,208	431,115
Embedded derivative financial instrument, at fair value	21,384	1,800
Contract right payable	14,435	13,444
Accrued interest payable	6,010	15,512
Accounts payable and other liabilities	16,581	16,208
Deferred revenue-below market leases, net	18,020	19,924
Prepaid rent	6,011	5,094
Distributions payable	23,769	169,355
Liabilities of discontinued operations	580	86,726

Total Liabilities	1,342,458	1,761,241
Commitments and contingencies (note 5 and 8)
Minority interests	19,277	17,302
Partners’ equity (72,027,253 and 68,426,429 limited partnership units outstanding at September 30, 2008 and December 31, 2007, respectively)	562,352	564,401

	$1,924,087	$2,342,944

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except unit and per unit data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross revenues:
Rental	$46,214	$49,607	$172,727	$129,400
Advisory and incentive fees	—	—	—	8,530
Tenant reimbursements	5,229	3,766	13,431	5,949

Total gross revenues	51,443	53,373	186,158	143,879
Expense applicable to revenues:
Depreciation and amortization	(20,221)	(18,804)	(60,494)	(38,022)
Property operating	(10,804)	(7,446)	(28,995)	(14,637)
General and administrative	(4,206)	(2,146)	(12,105)	(8,020)
Non-operating income	2,521	4,019	23,128	8,582
Interest and amortization expense	(19,042)	(20,068)	(60,416)	(45,656)
Debt satisfaction gains (charges), net	1,410	—	8,903	(2,434)
Change in fair value of embedded derivative	(17,315)	6,143	(19,584)	7,352

Income (loss) before state and local taxes, minority interests, equity in earnings (losses) of non-consolidated entities, gain (loss) on sale of marketable equity securities, net, and discontinued operations	(16,214)	15,071	36,595	51,044
State and local taxes	134	(106)	(194)	(726)
Minority interests’ share of income	(2,559)	(3,090)	(8,830)	(9,344)
Equity in earnings (losses) of non-consolidated entities	(2,119)	3,429	(25,119)	29,568
Gain (loss) on sale of marketable equity securities, net	—	606	(23)	1,988

Income (loss) from continuing operations	(20,758)	15,910	2,429	72,530

Discontinued operations:
Income from discontinued operations	334	4,305	2,205	14,982
State and local taxes	(181)	(42)	(330)	(107)
Debt satisfaction charges	(120)	—	(803)	—
Impairment charge	(614)	—	(614)	—
Gains on sales of properties	7,799	14,614	69,485	29,791
Minority interests’ share of income	(1,598)	(3,884)	(32,821)	(7,249)

Total income from discontinued operations	5,620	14,993	37,122	37,417

Net income (loss)	$(15,138)	$30,903	$39,551	$109,947

Comprehensive income (loss):
Net income (loss)	$(15,138)	$30,903	$39,551	$109,947
Change in unrealized net (loss) gain on investment in marketable equity securities	—	128	(6)	809
Change in unrealized gain (loss) on interest rate derivatives	(750)	—	1,735	(649)
Change in unrealized loss from non-consolidated entities	(820)	(5,833)	(6,978)	(5,833)
Less reclassification adjustment from loss (gains) included in net income	—	(606)	10,460	(3,352)

Other comprehensive income (loss)	(1,570)	(6,311)	5,211	(9,025)

Comprehensive income (loss)	$(16,708)	$24,592	$44,762	$100,922

Per limited partnership unit data:
Income (loss) from continuing operations	$(.29)	$.27	$.04	$1.33
Income from discontinued operations	.08	.26	.52	.68

Net income (loss) per limited partnership unit	$(.21)	$.53	$.56	$2.01

Distributions per limited partnership unit	$.33	$.38	$.99	$1.13

Weighted average limited partnership units outstanding	72,027,266	58,714,260	70,923,360	54,742,488

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited and in thousands, except unit data)

			Accumulated
	Limited		Other	Total
	Partnership	Partners’	Comprehensive	Partners’
	Units	Capital	Income (Loss)	Equity

Balance at December 31, 2007	68,426,429	$572,802	$(8,401)	$564,401

Minority interest charge	—	14,794	—	14,794

Distributions	—	(71,307)	—	(71,307)

Issuance of units	3,600,837	9,702	—	9,702

Redemption of units	(13)	—	—	—

Net income	—	39,551	—	39,551

Change in unrealized gain on investment in marketable equity securities, net of reclassification adjustment of $(17) included in net income	—	—	11	11

Change in unrealized gain from non-consolidated entities, net of reclassification adjustment of $(10,443) included in net income	—	—	3,465	3,465

Change in unrealized gain on interest rate derivatives	—	—	1,735	1,735

Balance at September 30, 2008	72,027,253	$565,542	$(3,190)	$562,352

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(Unaudited and in thousands)

	2008	2007
Net cash provided by operating activities	$127,758	$151,492

Cash flows from investing activities:
Investment in real estate, including intangibles	(22,138)	(229,265)
Change in restricted cash	—	40,149
Real estate deposits	223	(103)
Proceeds from the sale of marketable equity securities	175	26,388
Purchase of marketable equity securities	—	(723)
Collection of loan receivable	—	6,428
Issuance of loan receivable	(1,000)	—
Loans receivable to related party, net	(33,119)	(93,611)
Net proceeds from disposal of real estate and investments in limited partnerships	182,761	108,514
Increase in deferred leasing costs	(7,332)	(2,346)
Cash related to previously unconsolidated limited partnerships, net	—	9,111
Investments in and advances to limited partnerships and co-investment programs	(18,265)	(71,353)
Distributions from non-consolidated entities in excess of accumulated earnings	25,090	2,466

Net cash provided by (used in) investing activities	126,395	(204,345)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(206,624)	(576,496)
Repurchase of exchangeable notes payable	(112,327)	—
Proceeds from mortgages and notes payable	70,000	454,640
Proceeds from exchangeable notes payable	—	450,000
Off-market swap partial termination payments	(205)	—
Distributions to limited partners	(216,893)	(70,331)
Distributions to minority interests	(22,968)	(16,031)
Limited partner buyouts	—	(1)
Increase in deferred financing costs	(2,356)	(13,701)

Net cash (used in) provided by financing activities	(491,373)	228,080

Change in cash and cash equivalents	(237,220)	175,227

Cash and cash equivalents, at beginning of period	321,570	57,624

Cash and cash equivalents, at end of period	$84,350	$232,851

See accompanying notes to unaudited condensed consolidated financial statements.

THE LEXINGTON MASTER LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited and dollars in thousands, except per share/unit data)
Note 1 — Organization and Business
     The Lexington Master Limited Partnership (the “Partnership”) was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s sole general partner, Lex GP-1 Trust, is a wholly owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership for Lexington. As of September 30, 2008, Lexington, through a wholly-owned subsidiary, Lex LP-1 Trust, owned approximately 52.7% of the outstanding limited partnership units of the Partnership. (See Note 11 — Subsequent Events).
     Pursuant to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, the units issued and outstanding, other than units held by Lexington, are currently redeemable at certain times, at the option of the holders, for Lexington common shares or, on a one-for-one basis, at Lex GP-1 Trust’s option, cash, based on a trailing 20 trading day average. In addition, certain unit holders have voting rights equivalent to common shareholders of Lexington. At September 30, 2008, the number of votes entitled to such voting rights was 34,010.
     The Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate investments. As of September 30, 2008, the Partnership owned interests in approximately 130 consolidated properties located in 33 states.
     The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Partnership’s operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission (the “SEC”) with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

     Revenue Recognition. The Partnership recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. In those instances in which the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Partnership recognizes lease termination payments as a component of rental revenue in the period received, assuming there are no further obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated, as appropriate. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.
     Impairment of Real Estate, Loans Receivable and Investments in Non-consolidated Entities. The Partnership evaluates the carrying value of all tangible and intangible assets held, including its loans receivable and its investments in non-consolidated entities (such as Lex-Win Concord, LLC) when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated future cash flows to be derived from the asset. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.
     Net Income per Unit. Net income per unit is computed by dividing net income by 72,027,266 and 58,714,260 weighted average units outstanding during the three months ended September 30, 2008 and 2007, respectively, and 70,923,360 and 54,742,488 weighted average units outstanding during the nine months ended September 30, 2008 and 2007, respectively. The exchangeable notes are not included in the net income per unit calculation as they are not dilutive.
     Derivative Financial Instruments. The Partnership accounts for its interest rate swap agreement in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“FAS 133”). In accordance with FAS 133, the interest rate swap agreement is carried on the balance sheets at its fair value, as an asset, if its fair value is positive, or as a liability, if its fair value is negative. The interest rate swap is designated as a cash flow hedge and as such the change in the fair value of such derivative is recorded in other comprehensive income or loss for the effective portion and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all cash flow hedges, if any, is recognized in earnings.
     Unit Redemptions. The Partnership’s limited partnership units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, at the option of the holders, for cash or, at Lex GP-1 Trust’s option, Lexington common shares, on a one-for-one basis, based on a trailing 20 trading day average. These units are not otherwise mandatory redeemable by the Partnership. As of September 30, 2008, Lexington’s common shares had a closing price of $17.22 per share. Assuming all outstanding limited partner units not held by Lexington were redeemed on such date, the estimated fair value of the units was $586,228. Lex GP-1 Trust has the ability and intent to settle such redemptions in Lexington common shares.
     Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     Restricted Cash. Restricted cash is comprised primarily of cash balances held by lenders and amounts deposited to complete tax-free exchanges.
     Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Partnership may be required to satisfy any such obligations. In addition, the Partnership as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2008, the Partnership was not aware of any environmental matter that could have a material impact on the financial statements.
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

     In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of partners’ equity, and minority interests’ share of income or loss will no longer be recorded in the statement of operations and comprehensive income.
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
     On March 25, 2008, Lexington contributed four properties to the Partnership in exchange for 3,600,837 units and the assumption of $50,974 in non-recourse mortgage debt. These properties were immediately contributed to one of the Partnership’s co-investment programs.
     The Partnership acquired five properties during the nine months ended September 30, 2007 from unaffiliated third parties for an aggregate capitalized cost of approximately $91,000 and allocated approximately $14,374 of the purchase price to intangible assets.
Lexington Acquiport Company LLC (“LAC”)
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
Lexington/Lion Venture L.P. (“LION”)
     Effective June 1, 2007, the Partnership, Lexington and Lexington’s 70% partner in LION entered into a transaction whereby the Partnership acquired a 100% interest in six properties held by LION. The six acquired properties were subject to non-recourse mortgage debt of approximately $94,181, which bears interest at stated rates ranging from 4.76% to 6.22%, with a weighted-average stated rate of 5.30% and matures at various dates ranging from 2012 to 2015. In addition, the Partnership issued approximately 4,100,000 limited partner units to Lexington in connection with the transaction and the Partnership paid approximately $6,600 of additional consideration, net of its incentive fee earned on this transaction, to Lexington’s former partner. In connection with this transaction, the Partnership recognized income of $8,530 from incentive fees in accordance with the LION partnership agreement and approximately $21,141 in gains relating to properties transferred to Lexington’s former partner, which are reported as equity in earnings (losses) of non-consolidated entities.
Note 4 — Mortgages and Notes Payable, Exchangeable Notes Payable and Contract Right Payable
     Mortgages and Notes Payable.
     The Partnership, excluding discontinued operations, had total outstanding mortgages and notes payable of $946,460 and $1,002,063 at September 30, 2008 and December 31, 2007, respectively. The mortgage notes mature on various dates from 2008 to 2017. Interest rates on the mortgages ranged from 3.1% to 10.3% at September 30, 2008 and from 3.9% to 10.3% at December 31, 2007, with a weighted average interest rate of 5.3% at September 30, 2008 and 6.0% at December 31, 2007. All the mortgage notes are collateralized by certain of the Partnership’s real estate and some of the mortgage notes are cross-collateralized.
     In March 2008, the Partnership obtained $25,000 and $45,000 secured term loans from KeyBank N.A. The secured term loans are interest only at LIBOR plus 60 basis points and mature in 2013. The aggregate net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgage notes. After such repayment, the amount owed on the three mortgage notes was $103,511, the three notes were combined into one note, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The Partnership recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. The new debt had an initial discount of $5,696 (representing the swap liability assumed in connection with the loans at inception-see Note 6). Amortization of the discount as interest expense will occur over the term of the debt. The two secured term loans contain customary covenants which the Partnership was in compliance with as of September 30, 2008. As of September 30, 2008, there was $66,074 outstanding relating to the two secured term loans.
     In June 2007, the Partnership obtained a $225,000 secured term loan from KeyBank N.A. The interest only secured term loan matures in June 2009, with a Partnership option to extend the maturity date to December 1, 2009, and bears interest at LIBOR plus 60 basis points. The secured term loan requires the Partnership to make principal payments from (1) the proceeds of certain property sales, unless the proceeds are used to complete a tax-free exchange, and (2) refinancing of certain properties. The secured term loan has customary covenants which the Partnership was in compliance with at September 30, 2008. As of September 30, 2008, there was $197,931 outstanding relating to this note.
     During the first quarter of 2007, Partnership repaid $547,199 of borrowings under the then secured borrowing facility with KeyBank N.A.
     Exchangeable Notes Payable.
     During 2007, the Partnership issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes (“Exchangeable Notes”) due in 2027. The Exchangeable Notes are guaranteed by Lexington and certain of its subsidiaries and can be put to the Partnership commencing in 2012 and every five years thereafter through maturity and upon certain events. The Exchangeable Notes are exchangeable by the holders into common shares of Lexington, at a current price of $21.99 per share, subject to adjustment upon certain events. Upon exchange, the holders of the Exchangeable Notes would receive (1) cash equal to the principal amount of the Exchangeable Notes and (2) to the extent the exchange value exceeds the principal amount of the Exchangeable Notes, either cash or common shares of Lexington, at Lexington’s option. During the nine months ended September 30, 2008, the Partnership repurchased $150,500 of the Exchangeable Notes for $132,464. The Partnership recognized a net gain on debt satisfaction of $9,514, including the write-off of deferred financing costs of $2,685 and the write-off of a portion of the discount (discussed below) of $5,837.
     The Exchangeable Notes were issued at a discount of $23,025 (representing initial fair value of the embedded derivative relating to the conversion feature of the Exchangeable Notes, as described in Note 6). In addition, the Partnership incurred issuance costs of approximately $10,649. Amortization of the discount and issuance costs of $4,024 and $4,413, calculated over a five-year period, were recorded in interest expense for the nine months ended September 30, 2008 and 2007, respectively.
          Contract Right Payable.
          The Partnership has one contract right payable with a principal balance of $14,435 and $13,444 at September 30, 2008 and December 31, 2007, respectively. The contract right payable has a fixed interest rate of 9.68%, and principal payments commence in 2009.
Note 5 — Investments in Non-Consolidated Entities
     The Partnership has investments in various non-consolidated entities, including a co-investment program to acquire and originate loans, a co-investment program to invest in specialty net leased real estate, a joint venture to acquire shares in a real estate investment trust and interests in real estate limited partnerships.
Concord Debt Holdings LLC (“Concord”)
     On March 31, 2006, WRT Realty L.P. (“Winthrop”) and the Partnership entered into a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE: FUR), and Michael L. Ashner, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, is the Chairman and Chief Executive Officer of Winthrop Realty Trust. Prior to August 2, 2008, Concord was owned equally by Winthrop and the Partnership. The Partnership and Winthrop have each invested $162,500 in Concord. As of September 30, 2008 and December 31, 2007, $135,460 and $155,830, respectively, was the Partnership’s investment in Concord. All profits, losses and cash flows of Concord were distributed in accordance with the respective membership interests.
     On August 2, 2008, the Partnership and Winthrop formed a jointly-owned subsidiary, Lex-Win Concord LLC (“Lex-Win Concord”), and the Partnership and Winthrop each contributed to Lex-Win Concord all of their right, title, interest and obligations in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO.
     Immediately following the contribution, a subsidiary of Inland American Real Estate Trust Inc. (“Inland Concord”) entered into an agreement to contribute up to $100,000 in redeemable preferred membership interest over the next 18 months to Concord, including an initial investment of $20,000. Lex-Win Concord, as managing member, and Inland Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord. Under the terms of the agreement, additional contributions by Inland Concord are to be used primarily for the origination and acquisition of additional debt instruments including, whole loans, B notes and mezzanine loans. In addition, provided certain terms and conditions are satisfied, including payment of a 10% priority return to Inland Concord, both the Partnership and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 through distributions of principal payments from the retirement of existing loans and bonds in Concord’s current portfolio. In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75,000 only if such capital contributions are necessary under certain circumstances.

     The Partnership accounts for this investment using the equity method.
     The following is summary balance sheet data as of September 30, 2008 and December 31, 2007 and income statement data for the three and nine months ended September 30, 2008 and 2007 for Concord:

	September 30,	December 31,
	2008	2007

Cash and restricted cash	$18,690	$19,094
Investments	1,017,989	1,140,108
Collateralized debt obligations	351,525	376,650
Warehouse debt facilities obligations	393,541	472,324
Preferred equity	20,000	—
Members’ equity	270,920	310,922

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and other income	$18,187	$19,937	$55,396	$48,141
Interest expense	(8,176)	(12,901)	(27,062)	(29,510)
Impairment charge	(7,205)	—	(65,221)	—
Gain on debt repayment	4,996	—	12,698	—
Other expenses and minority interest	(1,949)	(879)	(3,716)	(3,564)

Net income (loss)	$5,853	$6,157	$(27,905)	$15,067
Other comprehensive income (loss)	(1,640)	(11,666)	6,929	(11,666)

Comprehensive income (loss)	$4,213	$(5,509)	$(20,976)	$3,401

          Concord’s loan assets are classified as held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be other-than-temporarily impaired. Concord’s bonds are classified as available for sale securities and, accordingly, are marked-to-estimated fair value on a quarterly basis based on valuations performed by Concord’s management. During the nine months ended September 30, 2008, the management of Concord did a complete evaluation of its bond and loan portfolio, including an analysis of any underlying collateral supporting these investments. This resulted in a charge to earnings at Concord of $7,205 and $65,221 for the three and nine months ended September 30, 2008, respectively.
Net Lease Strategic Assets Fund L.P. (“NLS”)
     NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant specialty net lease real estate in the United States. In connection with the formation of NLS in December 2007 the Partnership contributed (1) interests in 12 properties with an agreed upon value of $102,660 and (2) $6,721 in cash to NLS and Inland contributed $121,676 in cash to NLS. In addition, Lexington sold for cash interests in 18 properties to NLS. The properties were subject to $186,302 in mortgage debt. After such formation transaction Inland and the Partnership owned 85.0% and 15.0% of NLS’s common equity and the Partnership owned 100% of NLS’s $87,615 preferred equity.
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
     On May 30, 2008, the Partnership contributed (1) an interest in a property and (2) $3,458 in cash to NLS and Inland contributed $19,011 in cash to NLS. NLS also purchased an interest in a property from Lexington for $43,720 plus the assumption of $21,545 in non-recourse mortgage debt. The mortgage debt assumed by NLS has a stated interest rate of 8.0% and matures in 2015. After this transaction Inland and the Partnership owned 85% and 15%, respectively, of NLS’s common equity and the Partnership owned 100% of NLS’s $162,487 preferred equity.
     The Partnership’s equity method investment in NLS was $71,572 and $48,654 at September 30, 2008 and December 31, 2007, respectively, which includes the cash contributed, the historical carrying value of properties contributed and the Partnership’s share of net income (loss) and distributions.
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
     Lexington Realty Advisors (“LRA”) a taxable REIT subsidiary of Lexington, has entered into a management agreement with NLS, whereby LRA will receive (1) a management fee of 0.375% of the equity capital; (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease); and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by the NLS.
     The following is summary historical cost basis selected balance sheet data as of September 30, 2008 and December 31, 2007 and income statement data for the nine months ended September 30, 2008 for NLS:

	As of 9/30/08	As of 12/31/07

Real estate, including intangibles	$729,271	$405,834
Cash and restricted cash	6,491	2,230
Mortgages payable	321,842	171,556

For the nine months
ended September 30,
2008
Gross rental revenues	$35,364
Depreciation and amortization	(22,747)
Interest expense	(12,598)
Other expenses, net	(1,852)

Net loss	$(1,833)

     During the nine months ended September 30, 2008, the Partnership recognized $11,382 in losses relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value at inception of the Partnership’s equity investment in NLS is $117,825 and is accreted into equity in earnings (losses) of non-consolidated entities. During the nine months ended September 30, 2008, the Partnership recorded $2,783 related to this difference.
     During the nine months ended September 30, 2008, the Partnership incurred transaction costs relating to the formation of NLS of $1,138, which are included in general and administrative expenses in the nine months ended September 30, 2008 unaudited condensed consolidated statements of operations.
     LEX-Win Acquisition LLC (“Lex-Win”)
     During 2007, Lex-Win, an entity in which the Partnership holds a 28% ownership interest, acquired, through a tender offer, 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.) (“Wells”), a non-exchange traded entity, at a price per share of $9.30. During 2007, the Partnership funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop also holds a 28% interest in Lex-Win. Lexington’s former Executive Chairman and Director of Strategic Acquisitions is the Chief Executive Officer of the parent of Winthrop. Profits, losses and cash flows of Lex-Win are allocated in accordance with the respective membership interests. During the three and nine months ended September 30, 2008 Lex-Win incurred losses of $247 and $3,847, respectively, relating to its investment in Wells and sold its entire interest in Wells for $32,289.
     Other
     The Partnership’s equity investments in other real estate limited partnerships at September 30, 2008 and December 31, 2007, consists primarily of six partnerships with ownership percentages ranging from 26.0% to 35.0%, and these partnerships own interests in approximately 35 properties.
Note 6 — Derivative Instruments
     On March 19, 2008, the Partnership entered into a five-year interest rate swap agreement with KeyBank N.A., to swap the LIBOR rate on the Partnership’s $25,000 and $45,000 secured term loans with KeyBank N.A. for a fixed rate of 4.9196% through March 18, 2013, and the Partnership assumed a liability for the fair value of the swap at inception of approximately $5,696 ($2,990 at September 30, 2008) which is included in accounts payable and other liabilities on the accompanying unaudited condensed consolidated balance sheet.
     Also at origination of the secured term loans, in accordance with SFAS 133, as amended, the Partnership designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap will be recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Partnership cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Partnership expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings. During the nine months ended September 30, 2008, the Partnership terminated a portion of the swap for a notional amount of $3,926 due to a payment of the same amount on the $45,000 secured term loan. The Partnership recognized $764 as a reduction of interest expense during the nine months ended September 30, 2008 due to the swap’s ineffectiveness and forecasted transactions no longer being probable.
     The holders of the Exchangeable Notes (described in Note 4) have an option to exchange their Exchangeable Notes under certain conditions for common shares of Lexington. This option was determined to be an embedded derivative, which was required to be separately accounted for and reported at estimated fair value. The Partnership’s third party valuation consultant calculated the fair value of this embedded derivative to initially be a liability of approximately $23,025. The valuation of the embedded derivative considers many factors, including interest rates, credit rating spreads and Lexington’s common share price. The Partnership recognized a net increase in the fair value of the embedded derivative liability of $19,584 as a reduction to earnings for the nine months ended September 30, 2008. The Partnership recognized a decrease in the fair value of the embedded derivative liability of $7,352 as an increase to earnings during the nine months ended September 30, 2007. The embedded derivative had a fair value of $21,384 and $1,800 at September 30, 2008 and December 31, 2007, respectively.
     On January 1, 2008, the Partnership adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
     The table below presents the Partnership’s liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall.

	Fair Value Measurements at September 30, 2008 using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant	Balance at
	Identical Liabilities	Observable	Unobservable	September
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	30, 2008

Swap Obligation	$—	$2,990	$—	$2,990

Exchangeable Notes
Option Embedded
Derivative Liability	$—	$—	$21,384	$21,384
     Although the Partnership has determined that the majority of the inputs used to value its swap obligation derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Partnership has determined that the credit valuation adjustment on the overall swap obligation is not significant. As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.
     The table below presents a reconciliation of the beginning and ending balance of the Exchangeable Notes option embedded derivative liability which has fair value measurements based on significant unobservable inputs (Level 3):

Fair Value Measurements at
September 30, 2008 using
Significant Unobservable Inputs
(Level 3)

Balance January 1, 2008	$1,800

Change in fair value included as a reduction to earnings	19,584

Balance September 30, 2008	$21,384

     During the nine months ended September 30, 2007, the Partnership had the following agreements in order to limit the exposure to interest rate volatility on its former secured term loan with KeyBank N.A. and Bank of America N.A. (1) a five year interest rate swap agreement with KeyBank N.A., effectively setting the LIBOR rate at 4.642% for $250,000 of the secured term loan balance through August 11, 2010, and (2) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000. The Partnership initially designated these agreements as cash flow hedges, and as such changes in fair value were recorded in other comprehensive income or loss. During the first quarter of 2007, in connection with the satisfaction of the former secured term loan, the Partnership sold its interest rate swap agreement for $1,870. In addition, the Partnership discontinued hedge accounting for both its swap and cap agreement and reclassified approximately $1,400 to earnings during the first quarter of 2007, which has been included in interest expense.
Note 7 — Related Party Transactions
     The following describes certain related party transactions not discussed elsewhere in the notes:
     An affiliate Winthrop Management, LP (“Winthrop Management”), an entity partially owned and controlled by Michael L. Ashner, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, provides property management services at properties owned by the Partnership. The Partnership paid or accrued fees to Winthrop Management of $1,397 and $448 for the nine months ended September 30, 2008 and 2007, respectively.
     An affiliate of Lexington’s former Executive Chairman and Director of Strategic Acquisitions, WRP Sub-Management LLC provides management and accounting services to Lex-Win Concord and Concord. WRP Sub-Management LLC earned management fees of $619 and $1,490 for the nine months ended September 30, 2008 and 2007, respectively. In addition, Concord reimbursed WRP Sub-Management LLC for payroll and related expenses of $646 and $526 for the nine months ended September 30, 2008 and 2007, respectively. Another affiliate of Lexington’s former Executive Chairman, First Winthrop Corporation (“First Winthrop”) provides partnership administrative services to certain consolidated and non-consolidated entities. First Winthrop earned fees and reimbursements of $39 and $67 for the nine months ended September 30, 2008 and 2007, respectively.
     An entity owned by two of the Partnership's unitholders, Newkirk RE Associates, provided administrative services to three of the Partnership's non-consolidated entities and earned a fee of $87 and $48 for the nine months ended September 30, 2008 and 2007, respectively.
     The Partnership has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Partnership properties and one other property controlled by a former affiliate. The Partnership’s ownership interest, net of discount, amounted to $11,929 and $11,566 at September 30, 2008 and December 31, 2007, respectively.
     The Partnership has advanced $39,413, net, to Lexington as of September 30, 2008. The advances are payable on demand and bear interest at the rate charged by the Partnership’s $225,000 secured term loan with KeyBank N.A.
     As of September 30, 2008 and December 31, 2007, $4,176 and $21,378, respectively, of mortgage notes payable are due to entities owned by two of the Partnership’s significant unitholders and Lexington’s former Executive Chairman and Director of Strategic Acquisitions.
     Lexington pays for certain general, administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $8,749 and $5,443 for the nine months ended September 30, 2008 and 2007, respectively. The Partnership owed $3,140 and $733 of these costs to Lexington as of September 30, 2008 and December 31, 2007, respectively, and are included in accounts payable and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

     Winthrop Realty Partners, L.P., an affiliate of Lexington’s former Executive Chairman and Director of Strategic Acquisitions, earned a fee of $18 and $9 during the nine months ended September 30, 2008 and 2007, respectively to manage the affairs of Lex-Win.
     LRA earned management fees of approximately $187 during the nine months ended September 30, 2008 for managing four consolidated properties. LRA also earned a fee of $628 during the nine months ended September 30, 2008 under the management agreement with NLS.
Note 8 — Commitments and Contingencies
     On December 31, 2006, the Partnership, Lexington and, Lexington’s other operating partnerships, (Lepercq Corporate Income Fund LP (“LCIF”), Lepercq Corporate Income Fund II LP (“LCIF II”) and Net 3 Acquisition LP (“Net 3”)) entered into a funding agreement. All references to “Operating Partnerships” in this paragraph refer to the Partnership, LCIF, LCIF II and Net 3. Pursuant to the funding agreement, the parties agreed, jointly and severally, that, if any of the Operating Partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common share into which such partnership’s common units would be converted if they were redeemed for Lexington common shares in accordance with its partnership agreement, Lexington and the other Operating Partnerships, each a “funding partnership,” will fund their pro rata share of the shortfall. The pro rata share of each funding partnership and Lexington, respectively, will be determined based on the number of units in each funding partnership and, for Lexington, by the amount by which its total outstanding common shares exceeds the number of units in each funding partnership not owned by Lexington, with appropriate adjustments being made if units are not redeemable on a one-for-one basis. Payments under the agreement will be made in the form of loans to the partnership experiencing a shortfall and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. The Partnership’s right to receive these loans will expire if Lexington contributes to the Partnership all of its economic interests in the other Operating Partnerships and all of its other subsidiaries that are partnerships, joint ventures or limited liability companies. However, thereafter the Partnership will remain obligated to continue to make these loans until there are no remaining units outstanding in the other Operating Partnerships and all loans have been repaid. No amounts have been advanced under this agreement.
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
Note 9 — Discontinued Operations and Sales of Real Estate
     The Partnership has classified various properties which have met all of the criteria of SFAS 144 as real estate held for sale in the accompanying unaudited condensed consolidated balance sheets and has classified the operations of these properties and properties sold as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2008, the Partnership had one property classified as held for sale with aggregate assets of $996 and liabilities aggregating $580. At December 31, 2007, the Partnership had two properties classified as held for sale with aggregate assets of $92,357 and liabilities, principally mortgage notes payable, aggregating $86,726.
     During the nine months ended September 30, 2008, the Partnership sold 21 properties to unrelated third parties for a combined gross sales price of $185,725 and recognized a net gain on sale of $69,485. During the nine months ended September 30, 2007, the Partnership sold 26 properties to unrelated third parties and an interest in a limited partnership for a combined sales price of approximately $109,801 and recognized a net gain on sale of these assets of $29,791. The sales and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS 144.
     Included in gains from disposal of real estate in discontinued operations is $39,888 in gain from the sale of the Partnership’s property located in El Segundo, California. A third party held a 47% ownership interest in this property, which is classified as minority interest. A minority interest deficit existed upon the Partnership’s acquisition of the property and was presented as a reduction of partners’ capital because the minority interest was not required to restore its deficit balance. The minority interest deficit was $14,794 as of January 1, 2008. During the nine months ended September 30, 2008, the minority interest was allocated $31,158 in gain on sale and income from discontinued operations and was paid cash distributions of $16,364, and its remaining historical deficit was eliminated by reporting an increase of $14,794 in the 2008 condensed consolidated statement of changes in partners’ equity.
     Discontinued operations for the properties sold and held for sale for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total gross revenues	$365	$6,529	$5,298	$23,727
Pre-tax income, including gains on sale	$5,801	$15,035	$37,452	$37,524
Note 10 — Supplemental Disclosure of Statement of Cash Flow Information
     During the nine months ended September 30, 2008 and 2007, the Partnership paid $65,319 and $39,703, respectively, for interest. During the nine months ended September 30, 2008 and 2007, the Partnership paid $1,289 and $1,452, respectively, for state and local taxes.
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
     During the nine months ended September 30, 2008, the Partnership contributed six properties to NLS with real estate and intangibles, net of accumulated depreciation and amortization, of $75,888 and mortgage notes payable in the amount of $51,497 were assumed by NLS.
     On September 8, 2008, Lexington repurchased $22,500 of the 5.45% Exchangeable Guaranteed Notes on the Partnership’s behalf for $20,138 plus accrued interest. This amount was credited against the loan receivable from Lexington.

Note 11 — Subsequent Events
     Subsequent to September 30, 2008:
•	The Partnership repurchased $32,000 of the 5.45% Exchangeable Guaranteed Notes for $23,740, plus accrued interest;

•	Three significant unitholders, Lexington’s former Executive Chairman and Director of Strategic Acquisitions, Apollo Real Estate Fund III L.P., and Vornado, redeemed their limited partnership units in exchange for 27,624,371 common shares of Lexington. As a result, Lexington now owns 91.1% of the outstanding limited partnership units of the Partnership;

•	The Partnership advanced an additional $3,085 to Lexington; and

•	Inland Concord invested $43,500 in Concord this, along with cash available, was used to repay $46,583 of indebtedness under a warehouse facility. In connection with the repayment Concord exercised an extension option on the warehouse facility to extend the maturity date from March 2009 to March 2011. In addition Concord repaid $4,000 on a term loan and extended the maturity date of the new balance of $ 21,516 from December 2008 to December 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
When we use the terms the “Partnership”, “we”, “us” and “our”, we mean The Lexington Master Limited Partnership and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our “Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. References herein to “Lexington” are to Lexington Realty Trust.
Forward-Looking Statements
The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our most recent Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008. Historical results may not be indicative of future performance.
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
Critical Accounting Policies
A summary of our critical accounting policies is included in our 2007 Annual Report.
New Accounting Pronouncements
A summary of new accounting pronouncements is included in our 2007 Annual Report and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources
General
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Our principal sources of liquidity are revenues generated by operating cash flows, property sales, co-investment programs and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. As of September 30, 2008, we held interests in approximately 130 consolidated properties located in 33 states. Pursuant to the terms of the leases, the tenants are generally responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance.
     We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with Lexington’s REIT requirements in both the short-term and long-term. Lexington and its operating partnerships, including us, have entered into a funding agreement, pursuant to which we agreed that if any of the operating partnerships does not have sufficient cash available to make a quarterly distribution to its limited partners, Lexington and the other operating partnerships will fund their pro rata share of the shortfall in the form of loans. In addition, we anticipate that cash on hand and issuance of equity and debt, as well as other alternatives; will provide the necessary capital required for our investment activities.
     During the nine months ended September 30, 2008, we acquired the remaining interest in a property located in Garland, Texas for $5.3 million. We also acquired four properties from Lexington in exchange for 3.6 million units of limited partnership and the assumption of $51.0 million in non-recourse mortgage debt. We sold 21 properties to unrelated third parties during the nine months ended September 30, 2008 for an aggregate gross sales price of $185.7 million and realized a net gain of $69.5 million. We also contributed six properties to Net Lease Strategic Assets Fund L.P., one of our co-investment programs.
     As more fully described in Note 3 to the unaudited condensed consolidated financial statements, we acquired substantially all of the remaining interests in two of Lexington’s co-investment programs during the nine months ended September 30, 2007. We paid $124.5 million in cash, issued approximately 7.2 million units to Lexington; and assumed $263.4 million in non-recourse mortgage debt to acquire 16 real estate properties. In addition we acquired five properties during the nine months ended September 30, 2007 for an aggregate capitalized cost of $91.0 million and sold 26 properties and an interest in a limited partnership to unrelated third parties for an aggregate gross sales price of $109.8 million. We recognized a net gain on the sale of the properties of $29.8 million.
Cash Flows
     Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows decreased to $127.8 million for the nine months ended September 30, 2008 from $151.5 million for the nine months ended September 30, 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
     Net cash provided by (used in) investing activities totaled $126.4 million for the nine months ended September 30 2008 and $(204.3) million for the nine months ended September 30, 2007. Cash provided by investing activities related primarily to proceeds from the sale of properties and investments in limited partnerships, distributions from non-consolidated entities in excess of accumulated earnings, a change in restricted cash primarily relating to the release of funds held by a 1031 exchange intermediary, collection of a loan receivable and proceeds from the disposal of marketable equity securities. Cash used in investing activities related primarily to investments in real estate, limited partnerships, co-investment programs, purchases of marketable equity securities, loan advances to Lexington, issuance of a loan receivable and payment of leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
     Net cash provided by (used in) financing activities totaled $(491.4) million for the nine months ended September 30, 2008 and $228.1 million for the nine months ended September 30, 2007. Cash used in financing activities was primarily due to debt service payments and satisfactions, the partial satisfaction of a cross-collateralized loan and the Exchangeable Notes, payment of deferred financing costs, and distribution payments. Cash provided by financing activities was primarily attributable to proceeds from our Exchangeable Notes offering, non-recourse mortgages and borrowings under our secured term loans with KeyBank N.A.
Distributions
     During the nine months ended September 30, 2008 and 2007, we paid distributions of $216.9 million and $70.3 million, respectively. The increase is primarily due to the $2.10 per unit special distribution paid in January 2008.
     In September 2008, we declared a distribution of $23.8 million ($.33 per unit) which was paid on October 14, 2008 to the holders of record as of September 30, 2008.
Financings
     In March 2008, we obtained $25.0 million and $45.0 million secured term loans from KeyBank N.A. The secured term loans are interest only at LIBOR plus 60 basis points and mature in 2013. We entered into a swap agreement relating to these loans which effectively fixes the interest rate at 5.5% per annum. The net proceeds of the secured term loans ($68.0 million) were used to partially repay indebtedness on three cross-collateralized mortgage notes. After such repayment, the amount owed on the three mortgage notes was $103.5 million, the three mortgage notes were combined into one mortgage note, which is interest only instead of having a portion as self-amortizing and matures in September 2014. We assumed a liability for the fair value of the swap at inception of approximately $5.7 million ($3.0 million at September 30, 2008). As of September 30, 2008, there was an aggregate $66.1 million outstanding relating to these loans.
     We have another secured term loan with KeyBank N.A., which bears interest at LIBOR plus 60 basis points. As of September 30, 2008, $197.9 million was outstanding under this secured term loan. This secured term loan is scheduled to mature in June 2009, with an option to extend the maturity date to December 1, 2009. This secured term loan requires monthly payments of interest only. We are also required to repay principal from the proceeds of certain property sales if proceeds are not reinvested into net leased properties and certain refinancings. The required principal repayments are based on a minimum release price set forth in the secured agreement.
     All of our secured term loans have customary covenants, which we were in compliance with as of September 30, 2008.
     In 2007, we issued $450.0 million aggregate principal amount of 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder every five years commencing in 2012 and upon certain events. The net proceeds were used to repay indebtedness. The Exchangeable Notes are exchangeable at certain times by the holders into Lexington’s common shares at a current price of $21.99 per share; however, the principal balance must be satisfied in cash. During the nine months ended September 30, 2008, we repurchased $150.5 million of these Exchangeable Notes for $132.5 million, which resulted in a net gain of $9.5 million including the write-off of deferred financing costs of $2.7 million and the write-off of a portion of the discount of $5.8 million.

     During the first half of 2007, we financed properties located in McDonough, Georgia, Shreveport, Louisiana and Coppell, Texas. We used the proceeds from these borrowings, along with other cash sources, to fully repay the outstanding borrowings of $547.2 million under our former secured term loan with KeyBank N.A.
Capital Expenditures
     Due to the net lease nature of our leases, we generally do not incur significant expenditures in the ordinary course of business to maintain our properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of future expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. Future expenditures are expected to be funded from operating cash flows or borrowings.
Current Operating Environment
     The global credit and financial crisis has gained momentum in the past few weeks and there is considerable uncertainty as to how severe the current downturn may be and how long it may continue. It is difficult to predict the impact on our business but we expect that the economy will continue to strain the resources of our tenants and their customers. However, we saw relatively little impact of the current financial crisis on our core operating results in the current quarter. However, there is no guarantee that this will continue. We lease our properties to tenants in various industries, including finance/insurance, food, energy, technology and automotive. Tenant defaults at our properties could negatively impact our operating results. Our $197.9 million secured term loan is scheduled to mature June 2009, with our option to extend the maturity to December 2009. Refinancing this secured term loan is of significant importance to us as we are currently working with our lenders and prospective lenders in an effort to extend this maturity. The spreads to LIBOR have increased since we entered our current agreement and we do not expect our current spread to remain in place after the refinancing, if completed, is done.
     We have interest rate swap agreements directly and through our investment in Lex-Win Concord. The counterparties of these arrangements are major financial institutions, however we are exposed to credit risk in the event of non-performance by the counterparties.
Results of Operations
     Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007.
Income (loss) from Continuing Operations
     Income (loss) from continuing operations decreased by $36.7 million to a loss of $20.8 million for the three months ended September 30, 2008 from income of $15.9 million for the three months ended September 30, 2007. The reasons for this decrease are more fully described below.
Rental Income
     Rental income decreased by $3.4 million to $46.2 million for the three months ended September 30, 2008 from $49.6 million for the three months ended September 30, 2007. The decrease was primarily due to two lease terminations in the second quarter of 2008 and to the contribution of properties to a newly formed co-investment program in the fourth quarter of 2007 and first two quarters of 2008.
Tenant Reimbursements
     Tenant reimbursements increased by $1.4 million to $5.2 million for the three months ended September 30, 2008 from $3.8 million for the three months ended September 30, 2007. The increase is due to more tenants being under gross or modified gross leases as net leases expire.
Depreciation and Amortization
     Depreciation and amortization expense increased by $1.4 million to $20.2 million for the three months ended September 30, 2008 compared to $18.8 million for the three months ended September 30, 2007. The increase was primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period (generally the lease term) than real estate assets.

Property Operating
     Property operating expense increased by $3.4 million to $10.8 million for the three months ended September 30, 2008 compared to $7.4 million for the three months ended September 30, 2007. The increase results from properties acquired for which we are required to bear certain operating costs, as well as operating costs related to vacant properties.
General and Administrative
     General and administrative expense increased by $2.1 million to $4.2 million for the three months ended September 30, 2008 compared to $2.1 million for the three months ended September 30, 2007. The increase was primarily due to higher general and administrative cost allocations from Lexington.
Non-Operating Income
     Non-operating income decreased by $1.5 million to $2.5 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007. The decrease was primarily due to a reduction in interest earned.
Interest and Amortization
     Interest and amortization expense decreased by $1.1 million to $19.0 million for the three months ended September 30, 2008 compared to $20.1 million for the three months ended September 30, 2007. The decrease is primarily due to the satisfaction of long term debt.
Debt Satisfaction Gains (Charges)
     The debt satisfaction gains for the three months ended September 30, 2008 of $1.4 million relates primarily to the gain generated by the Exchangeable Notes debt satisfaction, net of the write-off of a portion of the discount and deferred financing costs.
Change in Fair Value of Embedded Derivative
     During the three months ended September 30, 2008, we recognized expense of $17.3 million due to an increase in the estimated fair value of the liability for the embedded derivative related to the Exchangeable Notes. During the three months ended September 30, 2007, we recognized income of $6.1 million due to a decrease in the estimated fair value of the liability for the embedded derivative. The value of the embedded derivative is determined based upon many variables, including Lexington’s common share price, its volatility and interest rates and credit rating spreads.
Equity in Earnings (Losses) of Non-Consolidated Entities
     Equity in earnings (losses) of non-consolidated entities was a loss of $2.1 million for the three months ended September 30, 2008 compared to earnings of $3.4 million for the three months ended September 30, 2007. The fluctuation is primarily due to losses incurred attributable to us on our newly formed co-investment program.
Discontinued Operations
     Income from discontinued operations decreased by $9.4 million to $5.6 million for the three months ended September 30, 2008 compared to $15.0 million for the three months ended September 30, 2007. This decrease was primarily due to a decrease in gains on sale of $6.8 million, a decrease in income from discontinued operations of $4.0 million, an increase in debt satisfaction charges of $0.1 million and an impairment charge of $0.6 million, offset by a decrease in minority interests’ share of income of $2.3 million.

     Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007.
Income from Continuing Operations
     Income from continuing operations decreased by $70.1 million to $2.4 million for the nine months ended September 30, 2008 from $72.5 million for the nine months ended September 30, 2007. The reasons for this decrease are more fully described below.
Rental Income
     Rental income increased by $43.3 million to $172.7 million for the nine months ended September 30, 2008 from $129.4 million for the nine months ended September 30, 2007. The increase was primarily due to income of $28.7 million recognized in connection with the termination of two leases. The increase was also due to rental income from new acquisitions and contributions of property by Lexington.
Advisory and Incentive fees
          Advisory and incentive fees of $8.5 million for the nine months ended September 30, 2007 represent incentive fees earned in accordance with the partnership agreement for the co-investment program acquired from Lexington. No advisory and incentive fees were earned in 2008.
Tenant Reimbursements
     Tenant reimbursements increased by $7.5 million to $13.4 million for the nine months ended September 30, 2008 from $5.9 million for the nine months ended September 30, 2007. The increase is due to more tenants being under gross or modified gross leases as net leases expire.
Depreciation and Amortization
     Depreciation and amortization expense increased by $22.5 million to $60.5 million for the nine months ended September 30, 2008 compared to $38.0 million for the nine months ended September 30, 2007. The increase was primarily due to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period (generally the lease term) than real estate assets.
Property Operating
     Property operating expense increased by $14.4 million to $29.0 million for the nine months ended September 30, 2008 compared to $14.6 million for the nine months ended September 30, 2007. The increase results from properties acquired for which we are required to bear certain operating costs, as well as operating costs related to vacant properties.
General and Administrative
     General and administrative expense increased by $4.1 million to $12.1 million for the nine months ended September 30, 2008 compared to $8.0 million for the nine months ended September 30, 2007. The increase was primarily due to higher general and administrative cost allocations from Lexington and costs associated with the formation of a co-investment program.
Non-Operating Income
     Non-operating income increased by $14.5 million to $23.1 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007. The increase was due to $16.0 million recognized when we acquired the title to land under our Baltimore, Maryland property in connection with a lease termination transaction.
Interest and Amortization
     Interest and amortization expense increased by $14.7 million to $60.4 million for the nine months ended September 30, 2008 compared to $45.7 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in indebtedness.
Debt Satisfaction Gains (Charges)
     The debt satisfaction gain for the nine months ended September 30, 2008 of $8.9 million relates primarily to the gain generated by the Exchangeable Notes debt satisfaction, net of the write-off of a portion of the discount and deferred financing costs. The debt satisfaction charge of $2.4 million for the nine months ended September 30, 2007 relates to the write-off of unamortized deferred financing costs related to the satisfaction of the former secured term loan with KeyBank N.A.
Change in Fair Value of Embedded Derivative
     During the nine months ended September 30, 2008, we recognized expense of $19.6 million due to an increase in the estimated fair value of the liability for the embedded derivative related to the Exchangeable Notes. During the nine months ended September 30, 2007, we recognized income of $7.4 million due to a decrease in the estimated fair value of the liability of the embedded derivative. The value of the embedded derivative is determined based upon many variables, including Lexington’s common share price, its volatility and interest rates and credit rating spreads.
Equity in Earnings (Losses) of Non-Consolidated Entities
     Equity in earnings (losses) of non-consolidated entities fluctuated by $54.7 million to a loss of $25.1 million for the nine months ended September 30, 2008 compared to earnings of $29.6 million for the nine months ended September 30, 2007. The fluctuation is due to Concord Debt Holdings LLC taking an impairment charge of $65.2 million (our share of which was $32.6 million) during the nine months ending September 30, 2008. We also recognized $21.1 million of income on the sale of properties to Lexington’s former partner in the LION joint venture during the nine months ended September 30, 2007.
Discontinued Operations
     Income from discontinued operations decreased by $0.3 million to $37.1 million for the nine months ended September 30, 2008 compared to $37.4 million for the nine months ended September 30, 2007. This decrease was primarily due to an increase in minority interests’ share of income of $25.6 million, a decrease in income from discontinued operations of $12.8 million, an impairment charge of $0.6 million and an increase in debt satisfaction charges of $0.8 million, offset by an increase in gain on sales of $39.7 million.
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
     Non-Consolidated Real Estate Entities.
     As of September 30, 2008, we had investments in various real estate entities with varying structures. The non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk relates primarily to our variable rate and fixed rate debt. As of September 30, 2008 and 2007, our consolidated variable rate indebtedness was approximately $197.9 million and $225.0 million, respectively, which represented 15.8% of total long-term indebtedness for both periods. During the three months ended September 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.1% and 6.0%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2008 and 2007 would have been increased by approximately $0.5 million and $0.3 million, respectively. During the nine months ended September 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.7% and 6.3%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2008 and 2007 would have been increased by approximately $1.5 million and $0.6 million, respectively. As of September 30, 2008 and 2007, our consolidated fixed rate debt was approximately $1.1 billion and $1.2 billion respectively, which represented 84.2% of total long-term indebtedness for both periods.
          For certain of our financial instruments such as derivatives, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values are determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of September 30, 2008 and are indicative of the interest rate environment as of September 30, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate the fair value of our fixed rate debt at $1.0 billion as of September 30, 2008.
          Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap agreement. Also our embedded derivative financial instrument is subject to market fluctuation as its value is dependent on numerous factors including the valuation of Lexington’s common stock.
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
           Changes in Internal Control Over Financial Reporting
          There were no changes to our internal controls over financial reporting during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, other than:
Current Operating Environment
     The global credit and financial crisis has gained momentum in the past few weeks and there is considerable uncertainty as to how severe the current downturn may be and how long it may continue. It is difficult to predict the impact on our business but we expect that the economy will continue to strain the resources of our tenants and their customers. However, we saw relatively little impact of the current financial crisis on our core operating results in the current quarter. However, there is no guarantee that this will continue. We lease our properties to tenants in various industries, including finance/insurance, food, energy, technology and automotive. Tenant defaults at our properties could negatively impact our operating results. Our $197.9 million secured term loan is scheduled to mature June 2009, with our option to extend the maturity to December 2009. Refinancing this secured term loan is of significant importance to us as we are currently working with our lenders and prospective lenders in an effort to extend this maturity. The spreads to LIBOR have increased since we entered our current agreement and we do not expect our current spread to remain in place after the refinancing, if completed, is done.
     We have interest rate swap agreements directly and through our investment in Lex-Win Concord. The counterparties of these arrangements are major financial institutions, however we are exposed to credit risk in the event of non-performance by the counterparties.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds — not applicable
ITEM 3. Defaults Upon Senior Securities — not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders — not applicable
ITEM 5. Other Information — not applicable
ITEM 6. Exhibits

3.1	Second Amended and Restated Certificate of Limited Partnership of The Lexington Master Limited Partnership	(c)

3.2	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership dated as of December 31, 2006	(c)

4.1	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee	(d)

4.2	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(d)

4.3	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027	(e)

4.4	Third Supplemental Indenture, dated as of June 19, 2007, among the Lexington Master Limited Partnership, Lexington Realty Trust, the other guarantors named therein and U.S. Bank National Association, as trustee.	(f)

9.1	Voting Trustee Agreement, dated as of December 31, 2006, among Lexington	(c)

Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC

9.2	Amendment No. 1 to Voting Trustee Agreement, dated as of March 20, 2008, among Lexington Realty Trust, The Lexington Master Limited Partnership and NKT Advisors LLC	(j)

10.1	Letter Agreement among Lexington Realty Trust, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC	(a)

10.2	Amendment to the Letter Agreement among Lexington Realty Trust, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC	(a)

10.3	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC	(h)

10.4	Limited Liability Company Agreement of Lex-Win Concord, dated August 2, 2008	(h)

10.5	Administration and Advisory Agreement, dated August 2, 2008, among Lex-Win Concord LLC, WRP Management LLC and WRP Sub-Management LLC	(h)

10.6	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(b)

10.7	Funding Agreement, dated as of December 31, 2006, by and among Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Lepercq Corporate Income Fund III L.P., Net 3 Acquisition L.P., The Lexington Master Limited Partnership and Lexington Realty Trust	(c)

10.8	Guaranty Agreement, effective as of December 31, 2006, between Lexington Realty Trust and The Lexington Master Limited Partnership	(c)

10.9	Registration Rights Agreement, dated as of January 29, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., New 3 Acquisition L.P., Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein	(d)

10.10	Registration Rights Agreement, dated as of March 9, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., Bear, Stearns & Co. Inc. and Lehman Brothers Inc.	(e)

10.11	Common Share Delivery Agreement, made as of January 29, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust	(d)

10.12	Common Share Delivery Agreement, dated March 9, 2007, between The Lexington Master Limited Partnership and Lexington Realty Trust	(e)

10.13	Credit Agreement, dated as of June 1, 2007, among The Lexington Master Limited Partnership, Lexington Realty Trust, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P., Net 3 Acquisition L.P., jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section (12.5.(d) therein	(g)

10.14	Second Amended and Restated Limited Partnership Agreement of Net Lease Strategic Assets Fund L.P., dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC	(g)

10.15	Form of Contribution Agreement	(i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Furnished herewith

(a)	Incorporated by reference to Amendment No. 5 to Newkirk Realty Trust’s Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(b)	Incorporated by reference to the Partnership’s Current Report on 8K filed April 5, 2006

(c)	Incorporated by reference to Lexington Realty Trust’s Current Report on 8K filed September 24, 2007

(d)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007
(e)	Incorporated by reference to the Partnership’s Current Report on 8K filed March 9, 2007

(f)	Incorporated by reference to the Partnership’s Current Report on 8K filed June 22, 2007

(g)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 16, 2007

(h)	Incorporated by reference to the Partnership’s Current Report on 8K filed August 2, 2008

(i)	Incorporated by reference to the Partnership’s Current Report on Form 8-K filed December 26, 2007

(j)	Incorporated by reference to the Partnership’s Current Report on Form 8-K filed March 24, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 7, 2008

THE LEXINGTON MASTER LIMITED PARTNERSHIP
By:	Lex-GP-1Trust, its General Partner

By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature		Title	Date

By:	/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer of the General Partner of the Registrant	November 7, 2008

By:	/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer of the General Partner of the Registrant	November 7, 2008